Form 10-Q
period 1996-03-31
ALASKA AIRLINES INC
filed 1996-05-01
CIK 3202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549
                                 FORM 10-Q

(Mark One)
(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996.
                                    OR
( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  . . . . . .  to  . . . . . .

Commission file number  1-8957

                           ALASKA AIRLINES, INC.
          (Exact name of registrant as specified in its charter)

           Alaska                                 92-0009235
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

          19300 Pacific Highway South, Seattle, Washington 98188
                 (Address of principal executive offices)

    Registrant's telephone number, including area code: (206) 431-7079

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   The registrant has 500 common shares, par value $1.00, outstanding at March 31, 1996.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
Attached are the following Alaska Airlines, Inc. (the Company or Alaska) unaudited financial statements: (i) balance sheets as of March 31, 1996 and December 31, 1995; (ii) statements of income for the three months ended March 31, 1996 and 1995; (iii) statement of shareholder's equity for the three months ended March 31, 1996; and, (iv) statements of cash flows for the three months ended March 31, 1996 and 1995. Also attached are the accompanying notes to the Company's financial statements that have changed significantly during the three months ended March 31, 1996. These statements, which should be read in conjunction with the financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1995, include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The adjustments made were of a normal recurring nature.

The Company is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group) whose principal subsidiaries are Alaska Airlines, Inc. and Horizon Air Industries, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
First Quarter 1996 Compared with First Quarter 1995 The net loss for the first quarter of 1996 was $5.2 million compared with a net loss of $13.0 million in 1995. The operating loss for the first quarter of 1996 was $3.3 million compared to an operating loss of $14.2 million for 1995. The smaller operating loss reflects higher average fares and load factors. Airline financial and statistical data is shown following the financial statements. A discussion of this data follows.

Operating revenues increased 20.5% to $280.4 million. Passenger revenues, which accounted for 87% of total operating revenues, increased 22.6% on an 18.6% rise in passenger traffic. Capacity increased 10%, primarily due to more flying in the Alaska, Arizona and Nevada markets. The load factor increased from 56.4% in 1995 to 60.7% in 1996, and passenger yields rose 3.4% to 11.53 cents in 1996, reflecting an improved balance between supply and demand for air travel on the West Coast.

Freight and mail revenues increased less than 1% as higher freight volumes were offset by lower mail volumes and rates. Other-net revenues rose 17.7% due to increased revenues from travel partners in Alaska's frequent flyer program.

The table below shows the major operating expense elements on a cost per available seat mile (ASM) basis for Alaska for the first quarters of 1996 and 1995.

Alaska Airlines                   Operating Expenses Per ASM (In Cents)
                                                                      %
                                1996      1995         Change    Change
Wages and benefits                2.61      2.48        .13           5
Aircraft fuel                     1.22      1.04        .18          17
Aircraft maintenance               .39       .37        .02           5
Aircraft rent                     1.02      1.05       (.03)         (3)
Commissions                        .56       .50        .06          12
Depreciation & amortization        .41       .46       (.05)        (11)
Landing fees and other rentals     .34       .34
Other                             1.55      1.52        .03           2
Alaska Airlines Total             8.10      7.76        .34           4

Alaska's higher unit costs were primarily due to higher fuel prices, higher wages and benefits per employee, and heavier passenger loads. Significant unit cost changes are discussed below.

Wages and benefits per ASM increased 5% due to higher average wage rates per employee (in part due to longevity increases in labor contracts), and higher expense rates for health insurance and pensions. The number of full-time equivalent employees increased 9%, which was in line with the 10% capacity increase. However, revenue passengers increased 23%, which resulted in a 13% increase in productivity as measured by passengers per employee.

Fuel expense per ASM increased 17%, due to a 14% increase in the price of fuel. Approximately half of the fuel price increase is due to a 4.3 cent Federal excise tax on domestic fuel consumption that began October 1, 1995. Pending legislation in Congress to extend the exemption from this tax has not been acted upon due to the Federal budget impasse.

Commission expense per ASM increased 12% because passenger revenues, upon which commissions are paid, increased 23% or approximately 12 percentage points over the 10% ASM growth.

Depreciation and amortization expense per ASM decreased 11% primarily due to a 6% increase in aircraft utilization.

Other expense per ASM increased 2% primarily due to higher costs related to heavier passenger loads, such as booking fees, communications charges and credit card commissions.

Other Income (Expense) Non-operating expense decreased $2.6 million to $6.0 million due to lower interest rates on variable debt and smaller average debt balances, and more interest income earned on higher cash balances.

Income Tax Credit Accounting standards require the Company to provide for income taxes each quarter based on its estimate of the effective tax rate for the full year. The volatility of air fares and the seasonality of the Company's business make it very difficult to estimate full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as goodwill amortization and employee per diem costs. In estimating the 44.1% tax rate for the first quarter of 1996, the Company considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and the 43.5% tax rate used for full year 1995. This rate is evaluated each quarter and adjustments are made if necessary.

Liquidity and Capital Resources
The table below presents the major indicators of financial condition and liquidity.

                      March 31, 1996     December 31, 1995       Change
(In millions, except debt-to-equity)

Cash and marketable securities $137.6              $ 134.9        $  2.7
Working capital (deficit)       (49.0)               (91.4)         42.4
Long-term debt and
  capital lease obligations     305.4                322.5         (17.1)
Shareholders' equity            306.2                311.4          (5.2)

Debt-to-equity               50%:50%               51%:49%           NA


The Company's cash and marketable securities portfolio increased by $3 million during the first three months of 1996. Operating activities provided $43 million of cash during this period. Additional cash was provided by the sale and leaseback of two B737-400 aircraft ($57 million). Cash was used for the repayment of short-term borrowings ($66 million), airframe and engine overhauls and other capital expenditures ($17 million), and the repayment of debt ($17 million).

The working capital deficit decreased by $42 million primarily due to the sale and leaseback of two B737-400 aircraft.

PART II.  OTHER INFORMATION
ITEM 5.  Other Information
The U.S. 10% passenger ticket tax, the 6.25% cargo waybill tax and the $6 per passenger international departure tax expired on December 31, 1995. Hence, the Company ceased collecting these taxes on January 1, 1996. Management believes that some form of these taxes will likely be reinstated in 1996 on a prospective basis and that it is unlikely that any reinstatement will be retroactive.

ITEM 6.  Exhibits and Reports on Form 8-K
(a)No reports on Form 8-K were filed during the first quarter of 1996.

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIRLINES, INC.
Registrant

Date:  May 1, 1996


/s/ John F. Kelly
John F. Kelly
Chairman, President and Chief Executive Officer


/s/ Harry G. Lehr
Harry G. Lehr
Senior Vice President/Finance
(Principal Financial Officer)

BALANCE SHEET
Alaska Airlines, Inc.

ASSETS
                                           March 31,    Dec. 31,
(In Millions)                                    1996        1995
Current Assets
Cash and cash equivalents                       $63.3       $25.6
Marketable securities                            74.3       109.3
Receivables from related companies              116.3       118.6
Receivables - net                                79.5        55.5
Inventories and supplies                         29.4        29.0
Prepaid expenses and other assets                51.2        65.9
Total Current Assets                            414.0       403.9

Property and Equipment
Flight equipment                                735.8       785.3
Other property and equipment                    191.0       187.9
Deposits for future flight equipment             33.1        33.1
                                                959.9     1,006.3
Less accum. depreciation and amort.             281.9       271.6
                                                678.0       734.7
Capital leases
Flight and other equipment                       44.4        44.4
Less accumulated amortization                    23.9        23.4
                                                 20.5        21.0
Total Property and Equipment - Net              698.5       755.7

Intangible Assets - Subsidiaries                 15.4        15.5


Other Assets                                     83.3        91.4


Total Assets                                 $1,211.2    $1,266.5

See accompanying notes to financial statements.

BALANCE SHEET
Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER'S EQUITY
                                           March 31,    Dec. 31,
(In Millions)                                    1996        1995
Current Liabilities
Accounts payable                                $67.6       $81.4
Accrued aircraft rent                            35.9        32.9
Accrued wages, vacation and payroll taxes        37.5        36.6
Other accrued liabilities                        53.7        55.2
Short-term borrowings                             0.0
(Interest rate: 1995 - 6.2%)                       -         65.9
Air traffic liability                           168.9       123.7
Note payable to related company                  64.8        64.8
Current portion of long-term debt and
  capital lease obligations                      34.6        34.8
Total Current Liabilities                       463.0       495.3

Long-Term Debt and Capital Lease Obligations    305.4       322.5
Other Liabilities and Credits
Deferred income taxes                            53.4        57.4
Deferred income                                  12.7        12.6
Other liabilities                                70.5        67.3
                                                136.6       137.3


Shareholder's Equity
Common stock, $1 par value
  Authorized:  30,000,000 shares
  Issued:  1996 and 1995 - 500 shares
  Capital in excess of par value                225.8       225.8
Retained earnings                                80.4        85.6
                                                306.2       311.4
Total Liabilities and Shareholder's Equity   $1,211.2    $1,266.5

See accompanying notes to financial statements.

STATEMENT OF INCOME
Alaska Airlines, Inc.


Three Months Ended March 31
(In Millions)                                   1996        1995
Operating Revenues
Passenger                                     $245.1      $200.0
Freight and mail                                18.7        18.6
Other - net                                     16.6        14.1
Total Operating Revenues                       280.4       232.7
Operating Expenses
Wages and benefits                              91.5        79.1
Aircraft fuel                                   42.8        33.1
Aircraft maintenance                            13.6        11.9
Aircraft rent                                   35.6        33.3
Commissions                                     19.6        15.8
Depreciation and amortization                   14.2        14.7
Landing fees and other rentals                  11.9        10.9
Other                                           54.5        48.1
Total Operating Expenses                       283.7       246.9
Operating Loss                                  (3.3)      (14.2)
Other Income (Expense)
Interest income                                  2.6         1.5
Interest expense                                (8.9)      (10.5)
Loss on disposition of assets                   (0.1)        0.0
Other - net                                      0.4         0.4
                                                (6.0)       (8.6)
Loss before income tax                          (9.3)      (22.8)
Income tax credit                               (4.1)       (9.8)
Net Loss                                       $(5.2)     $(13.0)

See accompanying notes to financial statements.

STATEMENT OF SHAREHOLDER'S EQUITY
Alaska Airlines, Inc.


                                             Common Stock
                                               Capital in
                                   $1 Par       Excess of    Retained
(In Millions)                       Value       Par Value    Earnings    Total

Balances at December 31, 1995     $ -               $225.8      $85.6   $311.4

Net loss for the three months
  ended March 31, 1996                                          (5.2)    (5.2)

Balances at March 31, 1996        $ -               $225.8      $80.4   $306.2

See accompanying notes to financial statements.

STATEMENT OF CASH FLOWS
Alaska Airlines, Inc.

Three Months Ended March 31  (In Millions)                 1996       1995
Cash and cash equivalents at beginning of year            $25.6      $11.3
Cash flows from operating activities:
Net loss                                                   (5.2)     (13.0)
Adjustments to reconcile net loss to cash:
   Depreciation and amortization                           14.2       14.7
   Amortization of airframe and engine overhauls            6.5        4.7
   Loss on disposition of assets                            0.1          -
   Decrease in deferred income taxes                       (4.1)      (9.9)
   Increase in accounts receivable                        (21.6)      (8.4)
   Decrease in other current assets                        14.3        3.7
   Increase in air traffic liability                       45.4       24.1
   Increase (decrease) in other current liabilities       (11.5)      (2.9)
   Other-net                                                4.7        0.2

Net cash provided by operating activities                  42.8       13.2
Cash flows from investing activities:
Proceeds from disposition of assets                         0.6        0.1
Purchases of marketable securities                        (13.4)      (0.8)
Sales and maturities of marketable securities              48.4       32.9
Restricted deposits                                         2.4       (0.7)
Additions to property and equipment                       (17.2)     (22.2)

Net cash provided by investing activities                  20.8        9.3
Cash flows from financing activities:
Proceeds from short-term borrowings                           -        4.0
Repayment of short-term borrowings                        (65.9)     (25.0)
Proceeds from sale and leaseback transactions              57.4          -
Long-term debt and capital lease payments                 (17.4)      (8.9)

Net cash used in financing activities                     (25.9)     (29.9)
Net increase (decrease) in cash and cash equivalents       37.7       (7.4)
Cash and cash equivalents at end of year                  $63.3       $3.9
Supplemental disclosure of cash paid (received) during
  Interest (net of amount capitalized)                     $8.9      $10.4
  Income taxes (refunds)                                     -           -
Noncash investing and financing activities                 None       None

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS THAT HAVE CHANGED SIGNIFICANTLY DURING THE THREE MONTHS ENDED MARCH 31, 1996
Alaska Airlines, Inc.

Note 1. Commitments (See Note 6 to Financial Statements at December 31,
        1995)
During the first quarter of 1996, Alaska's lease commitments increased approximately $96 million due to the sale and leaseback of two B737-400 aircraft under 18-1/2-year operating leases.

Airline Financial and Statistical Data
Quarter Ended March 31

                                                                  %
Financial Data (in millions):              1996      1995     Change
Operating Revenues:
Passenger                                $245.1    $200.0      22.6
Freight and mail                           18.7      18.6       0.5
Other - net                                16.6      14.1      17.7

Total Operating Revenues                  280.4     232.7      20.5

Operating Expenses:
Wages and benefits                         91.5      79.1      15.7
Aircraft fuel                              42.8      33.1      29.3
Aircraft maintenance                       13.6      11.9      14.3
Aircraft rent                              35.6      33.3       6.9
Commissions                                19.6      15.8      24.1
Depreciation and amortization              14.2      14.7      (3.4)
Landing fees and other rentals             11.9      10.9       9.2
Other                                      54.5      48.1      13.3

Total Operating Expenses                  283.7     246.9      14.9

Operating Loss                             (3.3)    (14.2)

Interest income                             2.6       1.5
Interest expense                           (8.9)    (10.5)
Other - net                                 0.3       0.4
                                           (6.0)     (8.6)

Loss before income tax credit             $(9.3)   $(22.8)

Operating Statistics:
Revenue passengers (000)                   2,576     2,096     22.9
RPM's (000,000)                            2,126     1,793     18.6
ASM's (000,000)                            3,500     3,182     10.0
Passenger load factor                      60.7%     56.4%   4.3 pts
Breakeven load factor                      64.2%     64.4%  (0.2)pts
Yield per passenger mile                  11.53c    11.15c      3.4
Operating expenses per ASM                 8.10c     7.76c      4.4
Fuel cost per gallon                       68.5c     60.1c     14.1
Average number of employees                7,297     6,681      9.2
Aircraft utilization (block hours)         10.9      10.4       4.9
Operating fleet at period-end                 74        72      2.8
c=cents