Form 10-Q
period 1996-06-30
ALASKA AIRLINES INC
filed 1996-08-01
CIK 3202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549
                                 FORM 10-Q

(Mark One)
(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996.
                                    OR
( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  . . . . . .  to  . . . . . .

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

   The registrant has 500 common shares, par value $1.00, outstanding at June 30, 1996.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
Attached are the following Alaska Airlines, Inc. (the Company or Alaska) unaudited financial statements: (i) balance sheets as of June 30, 1996 and December 31, 1995; (ii) statements of income for the quarters and six months ended June 30, 1996 and 1995; (iii) statement of shareholder's equity for the six months ended June 30, 1996; and, (iv) statements of cash flows for the six months ended June 30, 1996 and 1995. Also attached are the accompanying notes to the Company's financial statements that have changed significantly during the six months ended June 30, 1996. These statements, which should be read in conjunction with the financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1995, include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The adjustments made were of a normal recurring nature.

The Company is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group) whose principal subsidiaries are Alaska Airlines, Inc. and Horizon Air Industries, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
Second Quarter 1996 Compared with Second Quarter 1995 The net income for the second quarter of 1996 was $19.0 million compared with a net income of $8.6 million in 1995. Operating income for the second quarter of 1996 was $37.4 million compared to $23.5 million for 1995. The larger operating income reflects higher passenger load factors and yields. Airline financial and statistical data is shown following the financial statements. A discussion of this data follows.

Operating revenues increased 16.6% to $341.6 million. Passenger revenues, which accounted for 89% of total operating revenues, increased 19.1% on a 16.8% rise in passenger traffic. Capacity increased 8.9%, primarily due to more flying in the Alaska, Nevada and Mexico markets. Selective reductions in capacity in the Pacific Northwest to the Bay Area and to Southern California markets helped boost load factors by over 10 percentage points in those markets, while the system load factor increased 4.4 points from 61.3% in 1995 to 65.7% in 1996. Passenger yields, reflecting an improved balance between supply and demand for air travel on the West Coast, continued the trend of the first quarter and rose 2.0% to 12.09 cents in 1996.

Freight and mail revenues experienced a relatively modest growth of 1.8%, reflecting increased competition in the Alaska markets. Other-net revenues experienced a modest decline due to decreased revenues from providing services to other airlines.

The table below shows the major operating expense elements on a cost per available seat mile (ASM) basis for Alaska for the first quarters of 1996 and 1995.

                                  Operating Expenses Per ASM (In Cents)
                                                                      %
                                1996      1995         Change    Change
Wages and benefits                2.49      2.48        .01           -
Aircraft fuel                     1.30      1.06        .24          23
Aircraft maintenance               .37       .33        .04          12
Aircraft rent                      .96       .98       (.02)        (2)
Commissions                        .62       .57        .05           9
Depreciation & amortization        .36       .42       (.06)       (14)
Landing fees and other rentals     .33       .34       (.01)        (3)
Other                             1.56      1.52        .04           3
Total                             7.99      7.70        .29           4

Alaska's higher unit costs were primarily due to higher fuel prices and heavier passenger loads. Significant unit cost changes are discussed below.

Fuel expense per ASM increased 23%, due to a 21% increase in the price of fuel. Approximately one third of the fuel price increase was due to a 4.3 cent Federal excise tax on domestic fuel consumption that began October 1, 1995. Pending legislation in Congress to extend the exemption from this tax has not been acted upon to date.

Maintenance expense per ASM increased 12% primarily due to higher amortization of major airframe and engine overhaul costs.

Commission expense per ASM increased 9% because passenger revenues, upon which commissions are paid, increased 19% or approximately 9 percentage points over the 9% ASM growth.

Depreciation and amortization expense per ASM decreased 14% due to the sale (and leaseback) of two aircraft at the end of the first quarter and a 6% increase in aircraft utilization.

Other expense per ASM increased 3% primarily due to higher costs related to heavier passenger loads, such as booking fees, communications charges and credit card commissions.

Other Income (Expense) Non-operating expense decreased $4.1 million to $4.3 million due to lower interest rates on variable debt and smaller average debt balances, and more interest income earned on higher cash balances.

Six Months 1996 Compared with Six Months 1995 The net income for the six months ended June 30, 1996 was $13.8 million, compared with a net loss of $4.4 million in 1995. Operating income for the first half of 1996 was $34.2 million compared to $9.3 million for 1995.

Operating revenues increased 18.3% to $622.0 million, primarily due to a 17.6% rise in passenger traffic. Capacity increased 9.4%, primarily due to increases in the Alaska, Arizona and Nevada markets. The load factor increased 4.4 points from 58.9% in 1995 to 63.3% in 1996. Passenger yields rose 2.6% to 11.83 cents in 1996, reflecting an improved balance between supply and demand for air travel on the West Coast.

Operating expenses increased 13.8% to $587.8 million on a capacity increase of 9.4%. Unit costs increased 4.0%, generally for the same reasons as noted above in the second quarter comparison.

Income Tax Credit Accounting standards require the Company to provide for income taxes each quarter based on its estimate of the effective tax rate for the full year. The volatility of air fares and the seasonality of the Company's business make it very difficult to estimate full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as goodwill amortization and employee per diem costs. In estimating the 42.0% tax rate for the first half of 1996, the Company considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and the 43.5% tax rate used for full year 1995. This rate is evaluated each quarter and adjustments are made if necessary.

Liquidity and Capital Resources
The table below presents the major indicators of financial condition and liquidity.

                       June 30, 1996     December 31, 1995       Change
(In millions, except debt-to-equity)

Cash and market securities    $ 104.7              $ 134.9       $ (30.2)
Working capital (deficit)       (87.0)               (91.4)          4.4
Long-term debt and
  capital lease obligations     284.1                322.5         (38.4)
Shareholders' equity            325.2                311.4          13.8

Debt-to-equity               47%:53%               51%:49%           NA


The Company's cash and marketable securities portfolio decreased by $30 million during the first six months of 1996. Operating activities provided $143 million of cash during this period. Additional cash was provided by the sale and leaseback of two B737-400 aircraft ($57 million). Cash was used for the purchase of two new MD-83 aircraft, one used B737-400 aircraft, one previously leased B737-200C, airframe and engine overhauls and other capital expenditures ($124 million), repayment of short-term borrowings ($66 million), and the repayment of debt ($43 million).

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

ITEM 6.  Exhibits and Reports on Form 8-K
(a)Exhibit 27 - Financial data schedule.
(b)No reports on Form 8-K were filed during the second quarter of 1996.

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIRLINES, INC.
Registrant

Date:  July 29, 1996


/s/ John F. Kelly
John F. Kelly
Chairman, President and Chief Executive Officer


/s/ Harry G. Lehr
Harry G. Lehr
Senior Vice President/Finance
(Principal Financial Officer)

BALANCE SHEET
Alaska Airlines, Inc.

ASSETS
                                                        June 30,     Dec. 31,
(In Millions)                                               1996         1995
Current Assets
Cash and cash equivalents                                  $52.5        $25.6
Marketable securities                                       52.1        109.3
Receivables from related companies                         116.5        118.6
Receivables - net                                           85.5         55.5
Inventories and supplies                                    28.3         29.0
Prepaid expenses and other assets                           80.0         65.9
Total Current Assets                                       414.9        403.9

Property and Equipment
Flight equipment                                           813.6        785.3
Other property and equipment                               192.9        187.9
Deposits for future flight equipment                        17.5         33.1
                                                         1,024.0      1,006.3
Less accumulated depreciation and amortization             293.3        271.6
                                                           730.7        734.7
Capital leases
Flight and other equipment                                  44.4         44.4
Less accumulated amortization                               24.4         23.4
                                                            20.0         21.0
Total Property and Equipment - Net                         750.7        755.7

Intangible Assets - Subsidiaries                            15.2         15.5


Other Assets                                                82.8         91.4


Total Assets                                            $1,263.6     $1,266.5

See accompanying notes to financial statements.

BALANCE SHEET
Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER'S EQUITY
                                                        June 30,     Dec. 31,
(In Millions)                                               1996         1995
Current Liabilities
Accounts payable                                           $71.9        $81.4
Accrued aircraft rent                                       40.8         32.9
Accrued wages, vacation and payroll taxes                   57.7         55.2
Other accrued liabilities                                   37.2         36.6
Short-term borrowings
(Interest rate: 1995 - 6.2%)                                   -         65.9
Air traffic liability                                      199.6        123.7
Note payable to related company                             64.8         64.8
Current portion of long-term debt and
  capital lease obligations                                 29.9         34.8
Total Current Liabilities                                  501.9        495.3

Long-Term Debt and Capital Lease Obligations               284.1        322.5
Other Liabilities and Credits
Deferred income taxes                                       67.5         57.4
Deferred income                                             12.0         12.6
Other liabilities                                           72.9         67.3
                                                           152.4        137.3


Shareholder's Equity
Common stock, $1 par value
  Authorized:  1,000 shares
  Issued:  1996 and 1995 - 500 shares                          -            -
  Capital in excess of par value                           225.8        225.8
Retained earnings                                           99.4         85.6
                                                           325.2        311.4
Total Liabilities and Shareholder's Equity              $1,263.6     $1,266.5

See accompanying notes to financial statements.

STATEMENT OF INCOME
Alaska Airlines, Inc.


Three Months Ended June 30
(In Millions except Per share Amounts)                      1996         1995
Operating Revenues
Passenger                                                 $302.7       $254.1
Freight and mail                                            22.1         21.7
Other - net                                                 16.8         17.1
Total Operating Revenues                                   341.6        292.9
Operating Expenses
Wages and benefits                                          94.8         86.9
Aircraft fuel                                               49.5         37.2
Aircraft maintenance                                        14.3         11.4
Aircraft rent                                               36.6         34.4
Commissions                                                 23.7         20.0
Depreciation and amortization                               13.8         14.6
Landing fees and other rentals                              12.5         11.8
Other                                                       59.0         53.1
Total Operating Expenses                                   304.2        269.4
Operating Income                                            37.4         23.5
Other Income (Expense)
Interest income                                              3.0          2.1
Interest expense                                            (7.6)       (10.2)
Loss on disposition of assets                               (0.1)        (0.7)
Other - net                                                  0.4          0.4
                                                            (4.3)        (8.4)
Income before income tax                                    33.1         15.1
Income tax expense                                          14.1          6.5
Net Income                                                 $19.0         $8.6

See accompanying notes to financial statements.

STATEMENT OF INCOME
Alaska Airlines, Inc.


Six Months Ended June 30
(In Millions)                                               1996         1995
Operating Revenues
Passenger                                                 $547.8       $454.1
Freight and mail                                            40.8         40.3
Other - net                                                 33.4         31.2
Total Operating Revenues                                   622.0        525.6
Operating Expenses
Wages and benefits                                         186.3        166.0
Aircraft fuel                                               92.3         70.3
Aircraft maintenance                                        27.9         23.3
Aircraft rent                                               72.1         67.6
Commissions                                                 43.3         35.8
Depreciation and amortization                               28.0         29.3
Landing fees and other rentals                              24.4         22.7
Other                                                      113.5        101.3
Total Operating Expenses                                   587.8        516.3
Operating Income                                            34.2          9.3
Other Income (Expense)
Interest income                                              5.7          3.6
Interest expense                                           (16.5)       (20.7)
Loss on disposition of assets                               (0.2)        (0.7)
Other - net                                                  0.6          0.8
                                                           (10.4)       (17.0)
Income (loss) before income tax                             23.8         (7.7)
Income tax expense (credit)                                 10.0         (3.3)
Net Income (Loss)                                          $13.8        $(4.4)

See accompanying notes to financial statements.

STATEMENT OF SHAREHOLDER'S EQUITY
Alaska Airlines, Inc.


                                          Common Stock
                                            Capital in
                                  $1 Par     Excess of     Retained
(In Millions)                      Value     Par Value     Earnings     Total

Balances at December 31, 1995       $ -         $225.8        $85.6    $311.4

Net income for the six months
  ended June 30, 1996                                          13.8      13.8

Balances at June 30, 1996           $ -         $225.8        $99.4    $325.2

See accompanying notes to financial statements.

STATEMENT OF CASH FLOWS
Alaska Airlines, Inc.

Six Months Ended June 30  (In Millions)                      1996       1995
Cash and cash equivalents at beginning of period            $25.6      $11.3
Cash flows from operating activities:
Net income (loss)                                            13.8       (4.4)
Adjustments to reconcile net income (loss) to cash:
   Depreciation and amortization                             28.0       29.3
   Amortization of airframe and engine overhauls             13.7       10.4
   Loss on disposition of assets                              0.2        0.7
   Increase (decrease) in deferred income taxes              10.0       (3.4)
   Decrease (increase) in accounts receivable                 8.1      (35.1)
   Decrease (increase) in other current assets              (13.3)       2.0
   Increase in air traffic liability                         76.1       51.8
   Increase in other current liabilities                      1.3        8.1
   Other-net                                                  5.4          -

Net cash provided by operating activities                   143.3       59.4
Cash flows from investing activities:
Proceeds from disposition of assets                           0.6        1.4
Purchases of marketable securities                          (13.4)     (42.5)
Sales and maturities of marketable securities                70.6       33.8
Restricted deposits                                           1.5       (2.4)
Flight equipment deposits returned                             -         8.9
Additions to property and equipment                        (123.8)     (28.3)
Loans to related companies                                     -        (1.8)

Net cash used in investing activities                       (64.5)     (30.9)
Cash flows from financing activities:
Proceeds from short-term borrowings                            -         4.0
Repayment of short-term borrowings                          (65.9)     (29.0)
Proceeds from sale and leaseback transactions                57.4          -
Long-term debt and capital lease payments                   (43.4)     (15.2)
Advance from Alaska Air Group                                  -       128.6

Net cash provided by (used in) financing activities         (51.9)      88.4
Net increase in cash and cash equivalents                    26.9      116.9
Cash and cash equivalents at end of period                  $52.5     $128.2
Supplemental disclosure of cash paid during the period for:
  Interest (net of amount capitalized)                      $27.0     $116.9
  Income taxes                                                 -           -
Noncash investing and financing activities                   None       None

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS THAT HAVE CHANGED SIGNIFICANTLY DURING THE SIX MONTHS ENDED JUNE 30, 1996
Alaska Airlines, Inc.

Note 1. Commitments (See Note 6 to Financial Statements at December 31,
        1995)
During the first quarter of 1996, Alaska's lease commitments increased approximately $96 million due to the sale and leaseback of two B737-400 aircraft under 18-1/2-year operating leases.

Alaska  Airlines Financial and Statistical Data
                                          Quarter Ended                        Six Months Ended
                                                                  %                                   %
Financial Data (in millions):              1996      1995     Change           1996      1995     Change
Operating Revenues:
Passenger                                $302.7    $254.1      19.1          $547.8    $454.1      20.6
Freight and mail                           22.1      21.7       1.8            40.8      40.3       1.2
Other - net                                16.8      17.1      (1.8)           33.4      31.2       7.1

Total Operating Revenues                  341.6     292.9      16.6           622.0     525.6      18.3

Operating Expenses:
Wages and benefits                         94.8      86.9       9.1           186.3     166.0      12.2
Aircraft fuel                              49.5      37.2      33.1            92.3      70.3      31.3
Aircraft maintenance                       14.3      11.4      25.4            27.9      23.3      19.7
Aircraft rent                              36.6      34.4       6.4            72.1      67.6       6.7
Commissions                                23.7      20.0      18.5            43.3      35.8      20.9
Depreciation and amortization              13.8      14.6      (5.5)           28.0      29.3      (4.4)
Landing fees and other rentals             12.5      11.8       5.9            24.4      22.7       7.5
Other                                      59.0      53.1      11.1           113.5     101.3      12.0

Total Operating Expenses                  304.2     269.4      12.9           587.8     516.3      13.8

Operating Income                           37.4      23.5      59.1            34.2       9.3     267.7

Interest income                             3.0       2.1                       5.7       3.6
Interest expense                           (7.6)    (10.2)                    (16.5)    (20.7)
Other - net                                 0.3      (0.3)                      0.4       0.1
                                           (4.3)     (8.4)                    (10.4)    (17.0)

Income (Loss) Before Income Tax           $33.1     $15.1                     $23.8     $(7.7)

Operating Statistics:
Revenue passengers (000)                  3,005     2,499      20.3           5,581     4,595      21.5
RPM's (000,000)                           2,504     2,143      16.8           4,630     3,937      17.6
ASM's (000,000)                           3,809     3,498       8.9           7,309     6,680       9.4
Passenger load factor                      65.7%     61.3%   4.4 pts           63.3%     58.9%   4.4 pts
Breakeven load factor                      58.2%     57.4%   0.8 pts           60.9%     60.5%   0.4 pts
Yield per passenger mile                  12.09c    11.85c      2.0           11.83c    11.53c      2.6
Operating revenue per ASM                  8.97c     8.37c      7.1            8.51c     7.87c      8.1
Operating expenses per ASM                 7.99c     7.70c      3.7            8.04c     7.73c      4.0
Fuel cost per gallon                       73.7c     60.9c     21.0            71.2c     60.5c     17.7
Average number of employees               7,511     6,907       8.7           7,404     6,794       9.0
Aircraft utilization (block hours)         11.5      10.8       6.3            11.2      10.6       5.6
Operating fleet at period-end                 76        74      2.7               76        72      5.6

c = cents