Form 10-Q
period 1996-09-30
ALASKA AIRLINES INC
filed 1996-11-07
CIK 3202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996.
OR
(  )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from  . . . . . .  to  . . . . . .

Commission file number  1-8957

ALASKA AIRLINES, INC.
(Exact name of registrant as specified in its charter)

           Alaska	92-0009235
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

	The registrant has 500 common shares, par value $1.00, outstanding at September 30, 1996.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
Attached are the following Alaska Airlines, Inc. (the Company or Alaska) unaudited financial statements: (i) balance sheets as of September 30, 1996 and December 31, 1995; (ii) statements of income for the quarters and nine months ended September 30, 1996 and 1995; (iii) statement of shareholder's equity for the nine months ended September 30, 1996; and, (iv) statements of cash flows for the nine months ended September 30, 1996 and 1995. Also attached are the accompanying notes to the Company's financial statements that have changed significantly during the nine months ended September 30, 1996. These statements, which should be read in conjunction with the financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1995, include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The adjustments made were of a normal recurring nature.

The Company is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group) whose principal subsidiaries are Alaska Airlines, Inc. and Horizon Air Industries, Inc.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

RESULTS OF OPERATIONS
Third Quarter 1996 Compared with Third Quarter 1995
The net income for the third quarter of 1996 was $31.5 million compared with a net income of $28.3 million in 1995. Operating income for the third quarter of 1996 was $57.0 million compared to $55.2 million for 1995. The 1996 quarter included $7.6 million for estimated employee profit sharing expense (compared to zero for 1995) and a $3.8 million gain on sale of assets (compared to a $0.7 million loss in 1995). Excluding these items, operating income increased $4.9 million reflecting higher passenger load factors. Airline financial and statistical data is shown following the financial statements. A discussion of this data follows.

Operating revenues increased 11.7% to $382.8 million. Passenger revenues, which accounted for 90% of total operating revenues, increased 13.5% on a 14.5% rise in passenger traffic. Capacity increased 7.0%, primarily due to more flying in the Alaska, Mexico and Nevada markets. Essentially all markets experienced increases in load factors, while the system load factor increased 4.6 points from 66.0% in 1995 to 70.6% in 1996. System passenger yields were down 0.8% reflecting lower fares in the Alaska and Mexico markets, offset by higher fares in the California markets.

Freight and mail revenues decreased 3.0%, reflecting increased competition in the Alaska markets. Other-net revenues decreased 1.2% due to lower revenues from providing services to other airlines.

The table below shows the major operating expense elements on a cost per available seat mile (ASM) basis for Alaska for the third quarters of 1996 and 1995.
		Operating Expenses Per ASM (In Cents)
                               		1996    	1995  	 Change	   % Change
Wages and benefits	              2.44    	2.41      	.03          	1
Employee profit sharing          	.19      		-      	.19         	NM
Aircraft fuel                   	1.38    	1.08      	.30         	28
Aircraft maintenance	             .32     	.31      	.01          	3
Aircraft rent	                    .88     	.91     	(.03)	        (3)
Commissions	                      .63     	.56      	.07         	13
Depreciation & amortization      	.35     	.38     	(.03)        	(8)
Loss (gain) on sale of assets	   (.09)    	.02     	(.11)        	NM
Landing fees and other rentals   	.32     	.32        	-          	-
Other	                           1.53  	  1.52	      .01          	1
Total                           	7.95    	7.51      	.44         	 6
NM = Not Meaningful
Alaska's higher unit costs were primarily due to employee profit sharing and higher fuel prices.  Significant unit cost changes are discussed below.

Estimated profit sharing expense increased the cost per ASM by .19 cents. Actual profit sharing is based on full year results. Hence, this expense item for full year 1996 could change depending on fourth quarter results. For purposes of estimating profit sharing, the income for the fourth quarter of 1996 was assumed to be comparable to the fourth quarter of 1995. This is an assumption, not a forecast, and using this assumption, Alaska is fully accrued for estimated 1996 profit sharing expense as of September 30, 1996.

Fuel expense per ASM increased 28%, due to a 27% increase in the price of fuel. Approximately one fourth of the fuel price increase was due to a 4.3 cent Federal excise tax on domestic fuel consumption that began October 1, 1995.

Commission expense per ASM increased 13% because passenger revenues, upon which commissions are paid, increased more than ASM growth. Commission expense as a percentage of passenger revenue was 7.4% in 1996 compared to 7.1% in 1995.

Depreciation and amortization expense per ASM decreased 8% due to the sale (and leaseback) of two aircraft at the end of the first quarter and a 4% increase in aircraft utilization.

The gain on sale of assets in 1996 is primarily due to the sale of a jet aircraft. A new accounting standard requires that gains or losses on long-lived assets be included in operating income.

Other Income (Expense) Non-operating expense decreased from $6.1 million to $4.1 million primarily due to lower interest rates on variable debt and smaller average debt balances.

Nine Months 1996 Compared with Nine Months 1995
The net income for the nine months ended September 30, 1996 was $45.3 million, compared with net income of $24.0 million in 1995. Operating income for the first nine months of 1996 was $91.0 million compared to $63.8 million for 1995.

Operating revenues increased 15.7% to $1.005 billion, primarily due to a 16.4% rise in passenger traffic. Capacity increased 8.5%, primarily due to increases in the Alaska, Nevada and Mexico markets. The load factor increased 4.4 points from 61.5% in 1995 to 65.9% in 1996. Passenger yields rose 1.2% to 11.86 cents in 1996, reflecting an improved balance between supply and demand for air travel on the West Coast.

Operating expenses increased 13.6% to $913.8 million on a capacity increase of 8.5%. Unit costs increased 4.7%, generally for the same reasons as noted above in the third quarter comparison.

Other Income (Expense) Non-operating expense decreased from $22.4 million to $14.4 million generally for the same reasons as noted above in the third quarter comparison.

Income Tax Expense Accounting standards require the Company to provide for income taxes each quarter based on its estimate of the effective tax rate for the full year. The volatility of air fares and the seasonality of the Company's business make it very difficult to estimate full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as goodwill amortization and employee per diem costs. In estimating the 40.9% tax rate for the first nine months of 1996, the Company considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and the 43.5% tax rate used for full year 1995. This rate is evaluated each quarter and adjustments are made if necessary.

LIQUIDITY AND CAPITAL RESOURCES
The table below presents the major indicators of financial condition and liquidity.
                            	Sep 30, 1996   	Dec 31, 1995       Change
(In millions, except debt-to-equity)

Cash and marketable securities	  $	131.2         	$	134.9      	$	(3.7)
Working capital (deficit)		        (54.4)         		(91.4)      		37.0
Long-term debt and
  capital lease obligations		      255.8          		322.5      		(66.7)
Shareholders' equity		             356.7          		311.4       		45.3

Debt-to-equity                  	42%:58%          	51%:49%         	NA

The Company's cash and marketable securities portfolio decreased by $4 million during the first nine months of 1996. Operating activities provided $205 million of cash during this period. Additional cash was provided by the sale and leaseback of three B737-400 aircraft ($86 million) and the sale of one MD-80 aircraft ($17 million). Cash was used for the purchase of two new MD-83 aircraft, one used B737-400 aircraft, one previously leased B737-200C, airframe and engine overhauls and other capital expenditures ($141 million), and aircraft purchase deposits ($33 million). Cash was also used to repay $66 million of short-term borrowings and $73 million of debt (including $52 million repaid early)

Commitments During the first nine months of 1996, lease commitments increased approximately $141 million due to the sale and leaseback of three B737-400 aircraft. In addition, Alaska ordered 12 Boeing 737-400 aircraft along with an option to acquire 12 more. The value of the order, based on the manufacturer's list price, is about $540 million. Alaska expects to finance the planes with either leases, long-term debt or internally generated cash. The new B737-400s will be phased in over the next three years, with the first plane scheduled to enter the fleet in June 1997. The new planes will replace 12 older McDonnell Douglas MD-80s.

Shareholders' equity increased to 58% of capital, an improvement of 9 percentage points, due to the $45 million year-to-date net income and the early repayment of debt.

Alaska has commitments, during the fourth quarter of 1996, to replace its $75 million credit facility with a $125 million credit facility with substantially the same terms and conditions.

PART II.  OTHER INFORMATION
ITEM 5.  Other Information
The U.S. 10% passenger ticket tax, the 6.25% cargo waybill tax and the $6 per passenger international departure tax expired on December 31, 1995. It was reinstated effective August 27, 1996 for travel through December 31, 1996.

ITEM 6.  Exhibits and Reports on Form 8-K
(a)	Exhibit #10.1 - Agreement dated September 18, 1996 between Alaska
Airlines, Inc. and Boeing 	for the purchase of 12 Boeing 737-400 aircraft.
	Exhibit 27 - Financial data schedule.
# Confidential treatment has been requested as to a portion of this document.

(b)  The following report on Form 8-K was filed during the third quarter of
1996:
	(1) Agreement to acquire 12 Boeing 737-400 aircraft filed 	on September
24, 1996

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIRLINES, INC.
Registrant

Date:  November 4, 1996


/s/ John F. Kelly
John F. Kelly
Chairman, President and Chief Executive Officer


/s/ Harry G. Lehr
Harry G. Lehr
Senior Vice President/Finance (Principal Financial Officer)


BALANCE SHEET
Alaska Airlines, Inc.

ASSETS
                                                        Sep. 30,     Dec. 31,
(In Millions)                                                1996         1995
Current Assets
Cash and cash equivalents                                   $51.8        $25.6
Marketable securities                                        79.4        109.3
Receivables from related companies                          129.8        118.6
Receivables - net                                            74.1         55.5
Inventories and supplies                                     27.6         29.0
Prepaid expenses and other assets                            66.9         65.9
Total Current Assets                                        429.6        403.9

Property and Equipment
Flight equipment                                            765.2        785.3
Other property and equipment                                199.1        187.9
Deposits for future flight equipment                         50.7         33.1
                                                          1,015.0      1,006.3
Less accumulated depreciation and amortization              292.6        271.6
                                                            722.4        734.7
Capital leases
Flight and other equipment                                   44.4         44.4
Less accumulated amortization                                24.9         23.4
                                                             19.5         21.0
Total Property and Equipment - Net                          741.9        755.7

Intangible Assets - Subsidiaries                             15.1         15.5


Other Assets                                                 82.3         91.4


Total Assets                                             $1,268.9     $1,266.5

See accompanying notes to financial statements.

BALANCE SHEET
Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER'S EQUITY
                                                        Sep. 30,     Dec. 31,
(In Millions)                                                1996         1995
Current Liabilities
Accounts payable                                            $73.4        $81.4
Accrued aircraft rent                                        42.3         32.9
Accrued wages, vacation and payroll taxes                    47.5         36.6
Other accrued liabilities                                    60.7         55.2
Short-term borrowings
(Interest rate: 1995 - 6.2%)                                   -          65.9
Air traffic liability                                       166.5        123.7
Note payable to related company                              64.8         64.8
Current portion of long-term debt and
  capital lease obligations                                  28.8         34.8
Total Current Liabilities                                   484.0        495.3

Long-Term Debt and Capital Lease Obligations                255.8        322.5
Other Liabilities and Credits
Deferred income taxes                                        84.6         57.4
Deferred income                                              11.8         12.6
Other liabilities                                            76.0         67.3
                                                            172.4        137.3


Shareholder's Equity                                          0.0          0.0
Common stock, $1 par value                                    0.0          0.0
  Authorized:  1,000 shares
  Issued:  1996 and 1995 - 500 shares                         0.0          0.0
  Capital in excess of par value                            225.8        225.8
Retained earnings                                           130.9         85.6
                                                            356.7        311.4
Total Liabilities and Shareholder's Equity               $1,268.9     $1,266.5

See accompanying notes to financial statements.

STATEMENT OF INCOME
Alaska Airlines, Inc.


Three Months Ended September 30
(In Millions)                                               1996         1995
Operating Revenues
Passenger                                                  $344.3       $303.4
Freight and mail                                             22.6         23.3
Other - net                                                  15.9         16.1
Total Operating Revenues                                    382.8        342.8
Operating Expenses
Wages and benefits                                          108.0         92.3
Aircraft fuel                                                56.7         41.2
Aircraft maintenance                                         12.9         11.9
Aircraft rent                                                36.2         35.0
Commissions                                                  25.6         21.4
Depreciation and amortization                                14.3         14.6
Loss (gain) on sale of assets                                (3.8)         0.7
Landing fees and other rentals                               13.0         12.4
Other                                                        62.9         58.1
Total Operating Expenses                                    325.8        287.6
Operating Income                                             57.0         55.2
Other Income (Expense)
Interest income                                               2.7          3.5
Interest expense                                             (7.1)       (10.0)
Interest capitalized                                          0.1           -
Other - net                                                   0.2          0.4
                                                             (4.1)        (6.1)
Income before income tax                                     52.9         49.1
Income tax expense                                           21.4         20.8
Net Income                                                  $31.5        $28.3

See accompanying notes to financial statements.


STATEMENT OF INCOME
Alaska Airlines, Inc.


Nine Months Ended September 30
(In Millions)                                               1996         1995
Operating Revenues
Passenger                                                  $892.1       $757.4
Freight and mail                                             63.4         63.6
Other - net                                                  49.3         47.4
Total Operating Revenues                                  1,004.8        868.4
Operating Expenses
Wages and benefits                                          294.3        258.2
Aircraft fuel                                               148.9        111.6
Aircraft maintenance                                         40.8         35.2
Aircraft rent                                               108.4        102.7
Commissions                                                  69.0         57.2
Depreciation and amortization                                42.4         43.9
Loss (gain) on sale of assets                                (3.6)         1.4
Landing fees and other rentals                               37.5         35.1
Other                                                       176.1        159.3
Total Operating Expenses                                    913.8        804.6
Operating Income                                             91.0         63.8
Other Income (Expense)
Interest income                                               8.4          7.1
Interest expense                                            (23.6)       (30.7)
Interest capitalized                                          0.1           -
Other - net                                                   0.7          1.2
                                                            (14.4)       (22.4)
Income before income tax                                     76.6         41.4
Income tax expense                                           31.3         17.4
Net Income                                                  $45.3        $24.0

See accompanying notes to financial statements.


STATEMENT OF SHAREHOLDER'S EQUITY
Alaska Airlines, Inc.


                                              Common Stock
                                                Capital in
                                       $1 Par    Excess of   Retained
(In Millions)                           Value    Par Value   Earnings      Total

Balances at December 31, 1995           $ -         $225.8      $85.6     $311.4

Net income for the nine months
  ended September 30, 1996                                       45.3       45.3

Balances at September 30, 1996          $ -         $225.8     $130.9     $356.7

See accompanying notes to financial statements.


STATEMENT OF CASH FLOWS
Alaska Airlines, Inc.

Nine Months Ended September 30  (In Millions)               1996         1995
Cash and cash equivalents at beginning of period            $25.6        $11.3
Cash flows from operating activities:
Net income                                                   45.4         24.0
Adjustments to reconcile net income to cash:
   Depreciation and amortization                             42.4         43.9
   Amortization of airframe and engine overhauls             20.9         16.0
   Loss (gain) on disposition of assets                      (3.6)         1.4
   Increase in deferred income taxes                         27.1         17.4
   Decrease (increase) in accounts receivable                 6.1        (21.8)
   Decrease (increase) in other current assets                0.6         (3.5)
   Increase in air traffic liability                         43.0         16.0
   Increase in other current liabilities                     17.6         27.5
   Other-net                                                  5.6         (2.9)

Net cash provided by operating activities                   205.1        118.0
Cash flows from investing activities:
Proceeds from disposition of assets                          18.6          2.1
Purchases of marketable securities                          (45.6)       (62.3)
Sales and maturities of marketable securities                75.4         70.2
Restricted deposits                                           0.3         (0.8)
Flight equipment deposits returned                             -           8.9
Additions to flight equipment deposits                      (33.2)          -
Additions to property and equipment                        (141.4)       (37.7)
Net cash used in investing activities                      (125.9)       (19.6)
Cash flows from financing activities:
Proceeds from short-term borrowings                           -            4.0
Repayment of short-term borrowings                          (65.9)       (29.0)
Proceeds from sale and leaseback transactions                85.6           -
Long-term debt and capital lease payments                   (72.7)       (24.1)
Loan repayments to related companies                          -           (2.8)

Net cash used in financing activities                       (53.0)       (51.9)
Net increase in cash and cash equivalents                    26.2         46.5
Cash and cash equivalents at end of period                  $51.8        $57.8
Supplemental disclosure of cash paid during the period for:
  Interest (net of amount capitalized)                      $23.7        $30.4
  Income taxes                                                7.5          0.1
Noncash investing and financing activities:
  1996 - Alaska Airlines transferred an MD-83 aircraft to Alaska Air Group in exchange for a $36 million receivable.
  1995 - None

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS THAT HAVE CHANGED SIGNIFICANTLY DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1996
Alaska Airlines, Inc.

Note 1.	Commitments (See Note 6 to Financial Statements at December 31,
1995)
During the first quarter of 1996, Alaska's lease commitments increased approximately $96 million due to the sale and leaseback of two B737-400 aircraft under 18-1/2-year operating leases. During the third quarter of 1996, Alaska's lease commitments increased approximately $45 million due to the sale and leaseback of one B737-400 aircraft under an 18-year operating lease.

During the third quarter of 1996, Alaska ordered 12 Boeing 737-400 aircraft along with an option to acquire 12 more. The value of the order, based on the manufacturer's list price, is about $540 million.


                          Alaska  Airlines Financial and Statistical Data

                               Quarter Ended Sep 30    Nine Months Ended Sep 30
                                                 %                           %
                              1996    1995   Change       1996    1995   Change
Financial Data (in millions):
Operating Revenues:
Passenger                   $344.3   $303.4    13.5     $892.1   $757.4    17.8
Freight and mail              22.6     23.3    (3.0)      63.4     63.6    (0.3)
Other - net                   15.9     16.1    (1.2)      49.3     47.4     4.0

Total Operating Revenues     382.8    342.8    11.7    1,004.8    868.4    15.7

Operating Expenses:
Wages and benefits           100.4     92.3     8.8      286.7    258.2    11.0
Employee profit sharing        7.6      0.0     NM         7.6      0.0     NM
Aircraft fuel                 56.7     41.2    37.6      148.9    111.6    33.4
Aircraft maintenance          12.9     11.9     8.4       40.8     35.2    15.9
Aircraft rent                 36.2     35.0     3.4      108.4    102.7     5.6
Commissions                   25.6     21.4    19.6       69.0     57.2    20.6
Depreciation and amort.       14.3     14.6    (2.1)      42.4     43.9    (3.4)
Loss (gain) on sale of assets (3.8)     0.7     NM        (3.6)     1.4     NM
Landing fees and other rent   13.0     12.4     4.8       37.5     35.1     6.8
Other                         62.9     58.1     8.3      176.1    159.3    10.5

Total Operating Expenses     325.8    287.6    13.3      913.8    804.6    13.6

Operating Income              57.0     55.2     3.3       91.0     63.8    42.6

Interest income                2.7      3.5                8.4      7.1
Interest expense              (7.1)   (10.0)             (23.6)   (30.7)
Interest capitalized           0.1      0.0                0.1      0.0
Other - net                    0.2      0.4                0.7      1.2
                              (4.1)    (6.1)             (14.4)   (22.4)

Income Before Income Tax     $52.9    $49.1              $76.6    $41.4

Operating Statistics:
Revenue passengers (000)      3,420    2,954   15.8       9,001    7,548   19.2
RPM's (000,000)               2,893    2,528   14.5       7,524    6,464   16.4
ASM's (000,000)               4,100    3,831    7.0      11,409   10,512    8.5
Passenger load factor         70.6%    66.0% 4.6 pts      65.9%    61.5% 4.4 pts
Breakeven load factor         59.7%    54.4% 5.3 pts      60.4%    58.1% 2.3 pts
Yield per passenger mile     11.90c   12.00c   (0.8)     11.86c   11.72c    1.2
Operating revenue per ASM     9.34c    8.95c    4.4       8.81c    8.26c    6.6
Operating expenses per ASM    7.95c    7.51c    5.8       8.01c    7.65c    4.7
Fuel cost per gallon          77.6c    61.0c   27.1       73.5c    60.7c   21.1
Average number of employees   7,877    7,243    8.8       7,562    6,944    8.9
Acft utilization (block hr)    11.9     11.4    4.3        11.4     10.9    4.9
Operating fleet at period-end    75       74    1.4          75       74    1.4
NM = Not Meaningful
c= cents