Form 10-K405
period 1996-12-31
ALASKA AIRLINES INC
filed 1997-02-14
CIK 3202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 	1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 1996
OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 	1934 [NO FEE REQUIRED]

For the transition period from  . . . . . . . .  to  . . . . . . . .

Commission File Number  0-19978


ALASKA AIRLINES, INC.
(Exact name of registrant as specified in its charter)


	Alaska	92-0009235
(State or other jurisdiction of incorporation or organization)	(I.R.S.
Employer Identification No.)


19300 Pacific Highway South, Seattle, Washington 98188
(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (206) 431-7079

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock, $1.00 Par Value

	As of January 31, 1997, common shares outstanding totaled 500.

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    X    No ____

	The registrant meets the conditions set forth in General Instructions
(J)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format. Items 4, 6, 10, 11, 12 and 13 have been omitted in accordance with such Instruction J.

	The registrant's parent, Alaska Air Group, Inc. (File No. 1-8957), files reports with the Commission pursuant to the Securities Exchange Act of 1934, as amended.

Exhibit Index begins on page 26.

PART I

ITEM 1.	BUSINESS

GENERAL INFORMATION
Alaska Airlines, Inc. (Alaska or the Company) is a wholly owned subsidiary of Alaska Air Group, Inc. Alaska Air Group, Inc. is a holding company which also owns Horizon Air Industries, Inc. (Horizon). Alaska is a major airline which was organized in 1932 and incorporated in the state of Alaska in 1937. Alaska became a wholly owned subsidiary of Alaska Air Group, Inc. in 1985 pursuant to a reorganization of Alaska into a holding company structure. Alaska Air Group, Inc. is a registrant pursuant to Section 12(b) of the Securities and Exchange Act of 1934 (Commission File No. 1-
8957). Alaska's executive offices are located at 19300 Pacific Highway South, Seattle, Washington 98188. In 1996, Alaska accounted for 81% of Alaska Air Group, Inc.'s total operating revenues.

Horizon, a Washington corporation, began service in 1981 and was acquired by Alaska Air Group, Inc. in 1986. Horizon is a regional airline, which operates in the Pacific Northwest, Northern California and Western Canada.

Operations
Alaska serves 35 cities in six states (Alaska, Washington, Oregon, California, Nevada and Arizona), one city in Canada, four cities in Mexico and four cities in Russia. In each year since 1973, Alaska has carried more passengers between Alaska and the U.S. mainland than any other airline. In 1996, Alaska carried 11.8 million passengers. Passenger traffic within Alaska and between Alaska and the U.S. mainland accounted for 26% of Alaska's 1996 revenue passenger miles, West Coast traffic accounted for 66%, the Mexico markets 8% and Russia less than 1%. Based on passenger enplanements, Alaska's leading airports are Seattle, Portland, Anchorage and Los Angeles. Based on revenues, its leading nonstop routes are Seattle-Anchorage, Seattle-Los Angeles and Seattle-San Diego. At December 31, 1996, Alaska's operating fleet consisted of 74 jet aircraft.

Alaska distinguishes itself from competitors by providing a higher level of customer service. The airline's excellent service in the form of advance seat assignments, a first class section, attention to customer needs, high-quality food and beverage service, well-maintained aircraft and other amenities has been recognized by independent studies and surveys of air travelers. Alaska offers competitive fares.

The majority of Alaska flights and certain Northwest flights are dual-designated in airline computer reservation systems as Alaska Airlines and Northwest Airlines in order to facilitate feed traffic between the two airlines. Alaska Airlines also serves three smaller cities in California, two in Washington, and many small communities in Alaska through code share marketing agreements with local carriers.


BUSINESS RISKS
The Company's operations and financial results are subject to various uncertainties such as intense competition, volatile fuel prices, a largely unionized labor force, the need to finance large capital expenditures, adverse weather, government regulation and general economic conditions.

Competition
Competition in the air transportation industry is intense. Any domestic air carrier deemed fit by the DOT is allowed to operate scheduled passenger service in the United States. Currently, Alaska carries approximately 2.1% of all U.S. domestic passenger traffic. Alaska's primary competitors in the West Coast, Arizona and Nevada markets are America West, Delta, Reno Air, Shuttle by United, Southwest Airlines, United and United Express. Alaska also competes with America West, Continental, Delta, Reno Air and United in the Lower 48-to-Alaska market, and with Aeromexico, America West, Delta and Mexicana in its Mexico markets. Some of these competitors are substantially larger than Alaska, have greater financial resources and have more extensive route systems.

Most major U.S. carriers have developed, independently or in partnership with others, large computerized reservation systems (CRS). Due to contractual requirements imposed by CRSs, most travel agencies contract with a single CRS to sell tickets. Airlines, including Alaska, are charged industry-set fees to have their flight schedules included in the various CRS displays. These systems are currently the predominant means of distributing airline tickets. In order to reduce anti-competitive practices, the DOT regulates the display of all airline schedules and fares. Alaska is exploring alternatives to existing distribution methods.

Fuel
Fuel costs represented 17% of the Company's total operating expenses in 1996. Fuel prices, which can be volatile and are largely outside of the Company's control, can have a significant impact on the Company's operating results. Currently, a one cent change in the fuel price per gallon affects annual fuel costs by approximately $2.7 million.

Unionized Labor Force
Labor costs represented 32% of the Company's total operating expenses in 1996. Wage rates can have a significant impact on the Company's operating results. At December 31, 1996, labor unions represented 87% of Alaska's employees. The air transportation industry is regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions. The Company cannot predict the outcome of union contract negotiations nor control actions (e.g. work stoppage or slowdown) unions might take to try to influence those negotiations.

Leverage and Future Capital Requirements
The Company, like many airlines, is highly leveraged, which increases the volatility of its earnings. In addition, the Company has an ongoing need to finance new aircraft deliveries and there is no assurance that such financing will be available in sufficient amounts or on acceptable terms. See Item 7 for management's discussion of liquidity and capital resources.

Weather
Unusually adverse weather, as occurred during December 1996 in the Pacific Northwest, can significantly reduce flight operations, resulting in lost revenues and added expenses.

Government Regulation
The Company, like other airlines, is subject to regulation by the Federal Aviation Administration (FAA) and the United States Department of Transportation (DOT). The FAA, under its mandate to ensure aviation safety, has the authority to ground aircraft and to suspend temporarily or revoke permanently the authority of an air carrier or its licensed personnel for failure to comply with Federal Aviation Regulations and to levy civil penalties for such failure. The DOT has the authority to regulate certain airline economic functions including financial and statistical reporting, consumer protection, computerized reservations systems, essential air transportation and international route authority.

OTHER INFORMATION
Frequent Flyer Program
All major airlines have developed frequent flyer programs as a way of increasing passenger loyalty. Alaska's Mileage Plan allows members to earn mileage by flying on Alaska, Horizon and other participating airlines, and by using the services of non-airline partners which include a credit card, telephone companies, hotels and car rental agencies. Alaska is paid by non-airline partners for the miles it credits to member accounts. Alaska has the ability to change the Mileage Plan terms, conditions, partners, mileage credits and award levels.

Mileage can be redeemed for free or discounted travel and for other travel industry awards. Upon accumulating the necessary mileage, members notify Alaska of their award selection. Over 70% of the flight awards selected are subject to blackout dates and capacity-controlled seating. Prior to January 1996, miles earned had to be redeemed within three years, otherwise they expired. Effective in January 1996, all miles will accumulate indefinitely. As of the year end 1996 and 1995, Alaska estimates that 504,000 and 481,000 round trip flight awards could have been redeemed by Mileage Plan members who have mileage credits exceeding the 20,000 mile free round trip domestic ticket award threshold. At December 31, 1996, fewer than 24% of these flight awards were issued and outstanding. For the years 1996, 1995 and 1994, approximately 173,000, 242,000 and 226,000 round trip flight awards were redeemed and flown on Alaska and Horizon. These awards represent approximately 4% for 1996, 7% for 1995, and 5% for 1994, of the total passenger miles flown for each period.

Alaska maintains a liability for its Mileage Plan obligation which is based on its total miles outstanding, less an estimate for miles which will never be redeemed. The net miles outstanding are allocated between those credited for travel on Alaska, Horizon or other airline partners and those credited for using the services of non-airline partners. Miles credited for travel on Alaska, Horizon or other airline partners are accrued at Alaska's incremental cost of providing the air travel. The incremental cost includes the cost of meals, fuel, reservations and insurance. The incremental cost does not include a contribution to overhead, aircraft cost or profit. A portion of the proceeds received from non-airline partners is also deferred. At December 31, 1996 and 1995, the total liability for miles outstanding was $17.3 million and $17.5 million, respectively.

Employees
Alaska had 8,406 active full-time and part-time employees at December 31, 1996. The following is a summary of Alaska's union contracts as of December 31, 1996:

                                             			Number of
	Union                  	Employee Group        	Employees	    Contract Status
International           	Mechanic, Rampservice   	1,776     	Amendable 9/1/97
Association of          	and related
Machinists and          	classifications
Aerospace Workers
                       		Clerical, Office and    	2,995    	Amendable 5/20/99
		                       Passenger Service

Air Line Pilots         	Pilots                  	1,043    	Amendable 12/1/97
Association International

Association of          	Flight Attendants       	1,452    	Amendable 3/14/99
Flight Attendants

Mexico Workers          	Mexico Airport             	63     	Amendable 4/1/97
Association	             Personnel
of Air Transport

Transport Workers	       Dispatchers                	16     	Amendable 2/9/02
Union of America

International Routes
International operating authority is subject to bilateral agreements between the United States and the respective countries. The countries establish the number of carriers to provide service, approve the carriers selected to provide such service and the size of aircraft to be used. The DOT reviews the carriers authorized under bilateral agreements every five years. Beginning in February 1997, under the U.S.-Canada "open skies" agreement, all U.S. and Canadian carriers will be able to operate between U.S. and Canadian cities (except for Toronto), subject to availability of landing slots. Alaska's authorities to serve its various Mexico and Russia destinations are to be reviewed during 1997-2002 and 1998-2001, respectively. The Company expects to be granted authority to continue to operate its international routes.

ITEM 2.	PROPERTIES

Aircraft
The following table describes the aircraft operated by Alaska and their average age at December 31, 1996.
                     	Passenger							                    	Average Age
Aircraft Type         	Capacity  		Owned	 	Leased	 	Total	   	in Years
Boeing 737-200C	            111	       6	       2	      8        	16.4
Boeing 737-400             	140	       3	      21     	24         	3.4
McDonnell Douglas MD-80    	140      	14      	28     	42         	7.6
                                    		23      	51     	74         	7.2

Eleven of the 23 aircraft owned by Alaska as of December 31, 1996 are subject to liens securing long-term debt. Alaska's leased B737-200C, B737-400 and MD-80 aircraft have lease expiration dates between 1997 and 1999, 2002 and 2014, and 1997 and 2013, respectively. Alaska has the option to extend most of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the then fair market value of the aircraft. For information regarding obligations under capital leases and long-term operating leases, see Notes to Financial Statements.

Special noise ordinances or agreements restrict the type of aircraft, the timing and the number of flights operated by Alaska and other air carriers at four Los Angeles area airports plus San Diego, Palm Springs, San Francisco and Seattle. Alaska's only Stage II aircraft (under the Airport Noise and Capacity Act of 1990) are eight Boeing 737-200Cs, and the Company plans to modify these aircraft in 1997-1999 to meet applicable noise requirements.

Ground Facilities and Services
Alaska leases ticket counter, gates, cargo and baggage, office space and other support areas at the majority of the airports it serves. Alaska also owns terminal buildings at various Alaska cities.

Alaska has centralized operations in several buildings located at or near Seattle-Tacoma International Airport (Sea-Tac) in Seattle, Washington. The owned buildings, including land unless located on leased airport property, include: a three-bay hangar facility with maintenance shops; a flight operations and training center; an air cargo facility; a reservation and office facility; a four-story office building; its corporate headquarters; and two storage warehouses. Alaska also leases a two-bay hangar/office facility at Sea-Tac.

Alaska's other major facilities include its Anchorage regional headquarters building and Phoenix reservations center; a leased two-bay maintenance facility in Oakland; and a leased hangar/office facility in Anchorage. A new $8 million air cargo facility is under construction in Anchorage and is expected to be completed in mid-1998.

ITEM 3.	LEGAL PROCEEDINGS

In October 1991, Alaska gave notice of termination of its code sharing and frequent flyer relationship with MarkAir, an airline based in the state of Alaska. Both companies have filed suit against one another in connection with that termination alleging breach of contract and other causes of action under state law. In addition, MarkAir claimed that the termination was in violation of Federal Antitrust Laws. In June 1992, MarkAir filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In December 1993, MarkAir dismissed all antitrust claims against the Company. Discovery continues in a related Alaska state court case pertaining to breach of contract and other state law claims. The Company believes the ultimate resolution of this legal proceeding will not result in a material adverse impact on the financial position or results of operations of the Company.

PART II


ITEM 5.	MARKET PRICE FOR THE REGISTRANT'S COMMON STOCK AND RELATED
	STOCKHOLDER MATTERS

All of Alaska's outstanding common stock is held by Alaska Air Group, Inc. and such stock is not traded in any market. No cash dividend has been paid since 1989 and Alaska does not expect to pay regular dividends to Alaska Air Group.


ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Industry Conditions
During the last several years the character of competition has changed on the West Coast due to the purchase of Morris Air by Southwest Airlines and the start-up of Shuttle by United. Low air fares are now a permanent part of the fare structure on the West Coast. During 1995, MarkAir (a significant competitor in the Alaska marketplace since 1992) ceased operations and Reno Air began flying to Alaska. During 1996, America West began flying to Alaska and United ceased flying from Seattle to Alaska.

The U.S. 10% passenger ticket tax, the 6.25% cargo waybill tax and the $6 per passenger international departure tax expired on December 31, 1995, and were all reinstated effective August 27, 1996. These taxes expired on December 31, 1996. Management believes that some form of these taxes will likely be reinstated in 1997 and that it is unlikely that any reinstatement will be retroactive. The seven largest U.S. airlines have proposed a user fee to replace the 10% passenger ticket tax. The U.S. General Accounting Office has determined that the proposed user fee would benefit the seven largest airlines at the expense of smaller airlines. The Company is opposed to the proposed user fee because it would effectively transfer hundreds of millions of dollars of operating costs to smaller airlines, such as Alaska and Horizon.

During 1996, fuel prices increased significantly for the Company and most of its competitors (approximately 20% or 12 cents per gallon for Alaska Airlines).

RESULTS OF OPERATIONS
1996 Compared with 1995 Net income in 1996 was $45.6 million, compared with $24.8 million in 1995. Operating income was $90.0 million in 1996 compared to $72.3 million in 1995. The 1996 results included a $9.3 million gain on sale of assets (compared to a $0.1 million loss in 1995). Airline financial and statistical data is shown following the financial statements. A discussion of this data follows.

Operating income increased 24.5% to $90.0 million, resulting in a 6.9% operating margin as compared to a 6.3% margin in 1995. Operating income increased in each of the first three quarters, but decreased in the fourth quarter as a result of higher fuel prices, canceled flights due to extreme weather during the last week of December, and matching of competitor's lower fares. 1996 operating revenue per available seat mile (RASM) increased 5.8% to 8.70 cents while operating expenses per available seat mile increased 5.1% to 8.10 cents.

The increase in RASM was primarily due to a 4.2 point improvement in system passenger load factor. The Pacific Northwest to the Bay Area and to Southern California markets (which compose half of the system) experienced a 6.8 point increase in load factor. Changes in passenger yield varied from a 3.4% increase in the first quarter to a 1.4% decrease in the fourth quarter, resulting in a slight increase of 0.7% for the full year. Increased yield in the first half of 1996 is believed to be due in part to the absence of the 10% passenger transportation tax. Decreased yield in the second half of 1996 was due to lower fares in the Seattle-Anchorage and Mexico markets.

Freight and mail revenues decreased 1.7% reflecting increased competition in the Alaska markets. Other-net revenues rose 6.8% primarily due to increased revenues from partners in Alaska's frequent flyer program.

The table below shows the major operating expense elements on a cost per available seat mile (ASM) basis in 1996 and 1995.

Alaska Airlines	Operating Expenses Per ASM (In Cents)
                                		1995   	1996   	Change   	% Change
Wages and benefits               	2.46   	2.57      	.11          	4
Employee profit sharing            	--    	.01      	.01         	NM
Aircraft fuel	                    1.11   	1.35      	.24         	22
Aircraft maintenance	              .33    	.38      	.05         	15
Aircraft rent	                     .99	    .98     	(.01)        	(1)
Commissions	                       .54    	.59      	.05          	9
Depreciation & amortization	       .42    	.38     	(.04)       	(10)
Loss (gain) on sale of assets      	--	   (.06)    	(.06)        	NM
Landing fees and other rentals	    .33    	.33        	-          	-
Other	                            1.53	   1.57      	.04          	3
Alaska Airlines Total	            7.71   	8.10      	.39         	 5
NM = Not Meaningful

Alaska's higher unit costs were largely due to higher fuel prices and heavier passenger loads. Significant unit cost changes are discussed below.

Revenue passengers increased 16.4%. Employees increased 9% primarily due to increases in reservation and customer service employees. Wages and benefits per employee (excluding profit sharing) increased 2.5% due to annual wage increases and a higher cost of fringe benefits, offset by lower wages for new hires. The net effect was that wages and benefits increased more than ASMs, resulting in a 4% increase in cost per ASM.

Fuel expense per ASM increased 22%, due to a 20% increase in the price of fuel. Approximately one fourth of the 12.3 cent fuel price increase was due to a 4.3 cent Federal excise tax on domestic fuel consumption that began October 1, 1995. Currently, a 1 cent change in fuel prices affects annual fuel costs by approximately $2.7 million.

Maintenance expense per ASM increased 15% primarily due to higher amortization of major airframe and engine overhaul costs. Commission expense per ASM increased 9% because passenger revenues, upon which commissions are paid, increased more than ASM growth. Commission expense as a percentage of passenger revenue was 7.7% in 1996 versus 7.6% in 1995.

Depreciation and amortization expense per ASM decreased 10% primarily due to the sale (and leaseback) of two aircraft in early 1996 and a 4% increase in aircraft utilization.

The gain on sale of assets in 1996 is primarily due to the sale of three jet aircraft. A new accounting standard requires that gains or losses on long-lived assets be included in operating income.

Other Income (Expense) Non-operating expense decreased from $28.4 million to $15.5 million primarily due to lower interest rates on variable debt and smaller average debt balances.

LIQUIDITY AND CAPITAL RESOURCES
The table below presents the major indicators of financial condition and liquidity.
                          	Dec. 31, 1995	  Dec. 31, 1996     	Change
                          (In millions, except debt-to-equity)
Cash and marketable securities	  $	134.9        	$	101.6    	$	(33.3)
Working capital (deficit)        		(91.4)       		(152.0)    		(60.6)
Long-term debt and
  capital lease obligations		      322.5         		217.8    		(104.7)
Shareholders' equity		             311.4	         	357.0      		45.6

Debt-to-equity                  	51%:49%	         38%:62%        	NA

1996 Financial Changes The Company's cash and marketable securities portfolio decreased by $33 million during 1996. Operating activities provided $203 million of cash in 1996. Additional cash was provided by the sale and leaseback of three B737-400 aircraft ($86 million) and the sale of three MD-80 aircraft ($52 million). Cash was used for the purchase of two new MD-83 aircraft, two used B737-400 aircraft, two previously leased B737-200Cs, airframe and engine overhauls and other capital expenditures ($189 million), and aircraft purchase deposits ($41 million). Cash was also used to repay net short-term borrowings ($19 million), and $115 million of long-term debt (including $87 million repaid early).

Like most airlines, the Company has a working capital deficit. The existence of a working capital deficit has not in the past impaired the Company's ability to meet its obligations as they become due and it is not expected to do so in the future.

Financing Arrangements   During 1996, Alaska sold and leased back three
B737-400 aircraft for approximately 18 years, and replaced its $75 million credit facility with a $125 million credit facility with substantially the same terms and conditions.

Commitments During 1996, Alaska's lease commitments increased approximately $141 million due to the sale and leaseback of three B737-400 aircraft. In addition, Alaska ordered 12 Boeing 737-400 aircraft along with an option to acquire 12 more. The value of the firm commitments, based on the manufacturer's list price, is about $540 million. The new B737-400s will be phased in over the next three years, with the first plane scheduled to enter the fleet in June 1997. The new planes will replace 12 older McDonnell Douglas MD-80s. During 1996 Alaska sold three MD-80s and plans to return three more to lessors in 1997. Alaska expects to finance the new planes with either leases, long-term debt or internally generated cash.

At December 31, 1996, the Company had firm orders for 15 aircraft with a total cost of approximately $655 million as set forth below.

                          Delivery Period - Firm Orders
Aircraft               			1997  	1998  	1999  	Total
Boeing B737-400			           4	     7	     2     	13
McDonnell Douglas MD-83			   2	    --	    --      	2
Total			                     6     	7     	2     	15

Cost (Millions)	        		$250  	$315   	$90    $655

The Company accrues the costs associated with returning leased aircraft over the lease period. As leased aircraft are retired, the costs are charged against the established reserve. At December 31, 1996, $35 million was reserved for leased aircraft returns.

Deferred Taxes At December 31, 1996, net deferred tax liabilities were $57 million, which includes $103 million of net temporary differences, offset by $2 million of net operating loss (NOL) carryforwards and $44 million of Alternative Minimum Tax (AMT) credits. The Company believes that all of its deferred tax assets, including the NOL and AMT credits, will be realized through the reversal of existing temporary differences or tax planning strategies such as the sale of aircraft.

ITEM 8.	FINANCIAL STATEMENTS

See Item 14.


ITEM 9.	DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART IV


ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS
	ON FORM 8-K

(a) 	(1)	Financial Statements
                                                                 		Page(s)
	Balance Sheet as of December 31, 1995 and 1996                    	12-13
	Statement of Income for the years ended
	  December 31, 1994, 1995 and 1996                                   	14
	Statement of Shareholder's Equity for the years ended
	  December 31, 1994, 1995 and 1996	                                   15
	Statement of Cash Flows for the years ended December 31, 1994,
	  1995 and 1996	                                                      16
	Notes to Financial Statements as of December 31, 1996             	17-22
	Report of Independent Public Accountants	                             24


	(2)	Financial Statement Schedule II, Valuation and Qualifying
		  Accounts, for the years ended December 31, 1994, 1995 and 1996    	25

	(3)	Exhibits
		See Exhibit Index on page 26.

(b)	Alaska did not file any reports on Form 8-K during the fourth quarter of 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIRLINES, INC.


By: 	/s/ John F. Kelly							Date: February 10, 1997
	John F. Kelly
	Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 10, 1997 on behalf of the registrant and in the capacities indicated.

		/s/ John F. Kelly			Chairman, Chief Executive Officer, President and
		John F. Kelly		    	Director

		/s/ Harry G. Lehr			Senior Vice President/Finance
		Harry G. Lehr    			(Principal Financial Officer)

		/s/ Bradley D. Tilden			Controller
		Bradley D. Tilden			(Principal Accounting Officer)

		/s/ William H. Clapp			Director
		William H. Clapp

		/s/ Ronald F. Cosgrave		Director
		Ronald F. Cosgrave

		/s/ R. Marc Langland			Director
		R. Marc Langland


BALANCE SHEET
Alaska Airlines, Inc.

ASSETS

As of December 31  (In Millions)                         1995          1996

Current Assets
Cash and cash equivalents                               $25.6         $49.2
Marketable securities                                   109.3          52.4
Receivables from related companies                      118.6         100.1
Receivables - less allowance for doubtful accounts
 (1995 - $1.6; 1996 - $1.2)                              55.5          59.8
Inventories and supplies                                 29.0          28.6
Prepaid expenses and other assets                        65.9          76.8

Total Current Assets                                    403.9         366.9

Property and Equipment
Flight equipment                                        785.3         753.1
Other property and equipment                            187.9         236.0
Deposits for future flight equipment                     33.1          59.0
                                                      1,006.3       1,048.1
Less accumulated depreciation & amortization            271.6         282.4
                                                        734.7         765.7
Capital leases
Flight and other equipment                               44.4          44.4
Less accumulated amortization                            23.4          25.4
                                                         21.0          19.0

Total Property and Equipment - Net                      755.7         784.7

Intangible Assets                                        15.5          15.0

Other Assets                                             91.4          81.3

Total Assets                                         $1,266.5      $1,247.9

See accompanying notes to financial statements.


BALANCE SHEET
Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER'S EQUITY

As of December 31  (In Millions)                         1995          1996

Current Liabilities
Accounts payable                                        $81.4         $71.0
Accrued aircraft rent                                    32.9          42.4
Accrued wages, vacation and payroll taxes                36.6          44.1
Other accrued liabilities                                55.2          74.3
Short-term borrowings
(Interest rate: 1995 - 6.2%; 1996 - 5.6%)                65.9          47.0
Air traffic liability                                   123.7         162.0
Note payable to related company                          64.8          54.0
Current portion of long-term debt and
  capital lease obligations                              34.8          24.1

Total Current Liabilities                               495.3         518.9

Long-Term Debt & Capital Lease Obligations              322.5         217.8

Other Liabilities and Credits
Deferred income taxes                                    57.4          65.6
Deferred income                                          12.6          11.1
Other liabilities                                        67.3          77.5
                                                        137.3         154.2

Commitments

Shareholder's Equity
Common stock, $1 par value
  Authorized:  1,000 shares
  Issued:  1995 and 1996 - 500 shares                     -             -
  Capital in excess of par value                        225.8         225.8
Retained earnings                                        85.6         131.2
                                                        311.4         357.0

Total Liabilities and Shareholder's Equity           $1,266.5      $1,247.9

See accompanying notes to financial statements.

STATEMENT OF INCOME
Alaska Airlines, Inc.


Year Ended December 31
(In Millions)                               1994        1995         1996
Operating Revenues
Passenger                                  $925.9      $994.7     $1,146.8
Freight and mail                             81.8        84.1         82.7
Other - net                                  53.9        63.5         67.8
Total Operating Revenues                  1,061.6     1,142.3      1,297.3
Operating Expenses
Wages and benefits                          323.1       342.2        384.5
Aircraft fuel                               130.9       153.6        200.5
Aircraft maintenance                         41.1        45.2         57.1
Aircraft rent                               136.8       137.7        146.0
Commissions                                  73.6        75.3         88.7
Depreciation and amortization                47.7        58.2         55.9
Loss (gain) on sale of assets                 1.0         0.1         (9.3)
Landing fees and other rentals               47.4        45.5         49.9
Other                                       198.1       212.2        234.0
Total Operating Expenses                    999.7     1,070.0      1,207.3
Operating Income                             61.9        72.3         90.0
Other Income (Expense)
Interest income                               7.9        10.3         11.5
Interest expense                            (34.3)      (40.3)       (29.7)
Interest capitalized                           -           -           0.6
Other - net                                   3.8         1.6          2.1
                                            (22.6)      (28.4)       (15.5)
Income before income tax                     39.3        43.9         74.5
Income tax expense                           16.7        19.1         28.9
Net Income                                  $22.6       $24.8        $45.6

See accompanying notes to financial statements.

STATEMENT OF SHAREHOLDER'S EQUITY
Alaska Airlines, Inc.


                                              Capital in
                                       Common Excess of  Retained
(In Millions)                           Stock Par Value  Earnings     Total

Balances at December 31, 1993           $ -       $225.8     $38.2    $264.0


1994 net income                                               22.6      22.6

Balances at December 31, 1994             -        225.8      60.8     286.6


1995 net income                                               24.8      24.8

Balances at December 31, 1995             -        225.8      85.6     311.4


1996 net income                                               45.6      45.6

Balances at December 31, 1996           $ -       $225.8    $131.2    $357.0

See accompanying notes to financial statements.


STATEMENT OF CASH FLOWS
Alaska Airlines, Inc.

Year Ended December 31  (In Millions)                   1994   1995     1996
Cash flows from operating activities:
Net income                                            $22.6    $24.8    $45.6
Adjustments to reconcile net income to cash:
   Depreciation and amortization                       47.7     58.2     55.9
   Amortization of airframe and engine overhauls       16.9     22.0     28.9
   Loss (gain) on disposition of assets                 1.0      0.1     (9.3)
   Increase in deferred income taxes                   15.1     16.1      8.2
   Decrease (increase) in accounts receivable         (34.4)   (25.1)    14.2
   Increase in other current assets                    (1.4)   (12.6)   (10.5)
   Increase in air traffic liability                   15.1      0.4     38.3
   Increase in other current liabilities               29.5     21.5     25.7
   Other-net                                          (13.4)    (1.0)     6.0
Net cash provided by operating activities              98.7    104.4    203.0
Cash flows from investing activities:
Proceeds from disposition of assets                     5.3      2.5     53.0
Purchases of marketable securities                    (76.1)  (169.4)   (53.5)
Sales and maturities of marketable securities          56.8    153.5    110.4
Restricted deposits                                    (2.5)    (1.4)     0.1
Flight equipment deposits returned                      -        8.9      -
Additions to flight equipment deposits                 (0.5)     -      (41.3)
Additions to property and equipment                  (172.6)   (87.9)  (188.6)
Repayments from related companies                       3.5      -        -
Net cash used in investing activities                (186.1)   (93.8)  (119.9)
Cash flows from financing activities:
Proceeds from short-term borrowings                    25.0     69.9     47.0
Repayment of short-term borrowings                    (20.0)   (29.0)   (65.9)
Loan repayments to Alaska Air Group                    (6.4)    (3.6)   (10.8)
Proceeds from sale and leaseback transactions           -       56.0     85.6
Proceeds from issuance of long-term debt              104.0      -        -
Long-term debt and capital lease payments             (30.9)   (89.6)  (115.4)
Net cash provided by financing activities              71.7      3.7    (59.5)
Net increase (decrease) in cash and cash equivalents  (15.7)    14.3     23.6
Cash and cash equivalents at beginning of year         27.0     11.3     25.6
Cash and cash equivalents at end of year              $11.3    $25.6    $49.2
Supplemental disclosure of cash paid (received) during the year for:
  Interest                                            $33.8    $41.1    $30.0
  Income taxes (refunds)                               (0.4)     0.3     21.4
Noncash investing and financing activities:
  1994 - Capital lease obligations of $57.9 million were incurred due to changes in lease agreements.
  1996 and 1995 - None

See accompanying notes to financial statements.


NOTES TO FINANCIAL STATEMENTS
Alaska Airlines, Inc.
December 31, 1996

Note 1.	Summary of Significant Accounting Policies

Organization and Nature of Operations
Alaska Airlines, Inc. (Alaska), an Alaska corporation, is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group), a Delaware corporation. Air Group is also the parent company of Horizon Air Industries, Inc. (Horizon). The Company is a major airline serving Alaska, the West Coast, Mexico and Eastern Russia. It operates an all jet fleet and its average passenger trip is 833 miles.

Basis of Presentation
Preparation of financial statements requires the use of management's estimates. Actual results could differ from those estimates. Certain reclassifications have been made in prior years' financial statements to conform to the 1996 presentation.

Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less. They are carried at cost, which approximates market. The Company reduces its cash on hand when checks are disbursed. Due to the time delay in checks clearing the banks, the Company normally maintains a negative cash balance on its books which is reported as a current liability. The amount of the negative cash balance was $11.1 million and $10.8 million at December 31, 1995 and 1996, respectively.

Inventories and Supplies
Expendable and repairable aircraft parts, as well as other materials and supplies, are stated at average cost. An allowance for obsolescence is accrued on a straight-line basis over the estimated useful lives of the aircraft. Inventories related to the retired B727 fleet and other surplus items are carried at their net realizable value. The allowance at December 31, 1995 and 1996 for all inventories was $10.9 million and $12.1 million, respectively.

Property, Equipment and Depreciation
Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which are as follows:
Aircraft and other
	flight equipment              	14-20 years
Buildings	                      10-30 years
Capitalized leases and
	leasehold improvements      	Term of lease
Other equipment	                 3-15 years

Assets and related obligations for items financed under capital leases are initially recorded at an amount equal to the present value of the future minimum lease payments. The cost of major airframe overhauls, engine overhauls, and other modifications which extend the life or improve the usefulness of aircraft are capitalized and amortized over their estimated period of use. Other repair and maintenance costs are expensed when incurred. The Company periodically reviews long-lived assets for impairment.

Capitalized Interest
Interest is capitalized on flight equipment purchase deposits and ground facilities progress payments as a cost of the related asset and is depreciated over the estimated useful life of the asset. Interest capitalization is suspended when there is a substantial delay in aircraft deliveries.

Intangible Assets-Subsidiaries
The excess of purchase price over the fair value of net assets acquired is recorded as an intangible asset and is amortized over 40 years.
Accumulated amortization at December 31, 1995 and 1996 was $4.9 million and $5.4 million, respectively.

Deferred Income
Deferred income results from the sale and leaseback of aircraft, the receipt of manufacturer or vendor credits, and from the sale of foreign tax benefits. This income is recognized over the term of the applicable agreements.

Passenger Revenues
Passenger revenues are considered earned at the time service is provided. Tickets sold but not yet used are reported as air traffic liability.

Frequent Flyer Awards
Alaska operates a frequent flyer award program that provides travel awards to members based on accumulated mileage. The estimated incremental cost of providing free travel is recognized as an expense and accrued as a liability as miles are accumulated. Alaska also defers recognition of income on a portion of the payments it receives from travel partners associated with its frequent flyer program. The frequent flyer liability is relieved as travel awards are issued.

Advertising
The costs of advertising are expensed the first time the advertising takes place. Advertising expense was $10.6 million, $12.7 million and $12.9 million, respectively, in 1994, 1995 and 1996.

Income Taxes
Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Derivative Financial Instruments
The Company periodically enters into interest rate swap agreements to hedge interest rate risk. The differential to be paid or received from these agreements is accrued as interest rates change and is recognized currently in the income statement. The Company enters into hedge agreements to reduce its exposure to fluctuations in the price of jet fuel. A gain or loss is recorded quarterly if the fuel index average exceeds the ceiling price or falls below the floor price.

Note 2.	Marketable Securities

Marketable securities are investments that are readily convertible to cash and have original maturities that exceed three months. They are classified as available for sale and consisted of the following at December 31 (in millions):
	                               1995 	1996
Cost:
U.S. government securities  		$102.8	$48.4
Other                          		6.5  	4.0
	                            	$109.3	$52.4
Fair value:
U.S. government securities  		$103.1	$48.2
Other	                          	6.6  	4.0
		                            $109.7	$52.2

There were no material unrealized holding gains or losses at December 31, 1995 or 1996.

Of the marketable securities on hand at December 31, 1996, 87% will mature during 1997 and the remainder will mature during 1998. Based on specific identification of securities sold, the following occurred in 1995 and 1996 (in millions):
                      	1995  	1996
Proceeds from sales		$153.5	$110.4
Gross realized gains	   	.3    	.3
Gross realized losses		  .5    	.1
Realized gains and losses are reported as a component of interest income.

Note 3.	Other Assets

Other assets consisted of the following at December 31 (in millions):
                         	1995   	1996
Restricted deposits		    $63.7	  $63.6
Leasehold rights		        11.2    	8.4
Deferred costs and other		16.5    	9.3
                       		$91.4  	$81.3

Leasehold rights and deferred costs are amortized over the term of the related lease or contract.

Note 4.	Related Company Transactions

In May 1991, Air Group made an $88.3 million capital contribution and a $95.2 million loan to Alaska. The loan is due on demand. Alaska made loan repayments of $6.4 million, $3.6 million and $10.8 million in 1994, 1995 and 1996, respectively. The weighted average interest rate was 7.0% in all three years. At December 31, 1996, the loan balance outstanding was $54.0 million.

During 1993, the Company made a $34.4 million non-interest bearing advance, which is due on demand, to Alaska Air Group.


Note 5.	Long-Term Debt and Capital Lease Obligations

At December 31, 1995 and 1996, long-term debt and capital lease obligations were as follows (in millions):
                           	1995    	1996
7.5%* notes payable due
	through 2009            	$327.4  	$214.1
Capital lease obligations  	29.9    	27.8
Less current portion      	(34.8)  	(24.1)
	                         $322.5   $217.8
* weighted average for 1996

At December 31, 1996, borrowings of $214.1 million are secured by flight equipment and real property.

At December 31, 1996, Alaska had a $125 million credit facility with commercial banks. Advances under this facility may be for up to a maximum maturity of four years. Borrowings may be used for aircraft acquisitions or other corporate purposes, and they bear interest at a rate which varies based on LIBOR.

Certain Alaska loan agreements contain provisions that require maintenance of specific levels of net worth, leverage and fixed charge coverage, and limit investments, lease obligations, sales of assets and additional indebtedness. At December 31, 1996, the Company was in compliance with all loan provisions, and under the most restrictive loan provisions, Alaska had $79.2 million of net worth above the minimum.

At December 31, 1996, long-term debt principal payments for the next five years were (in millions):
1997		$21.9
1998		$22.9
1999		$22.8
2000		$53.9
2001		$44.2

Note 6.	Commitments

Lease Commitments
Lease contracts for 51 aircraft have remaining lease terms of one to 18 years.  The majority of airport and terminal facilities are also leased.
Total rent expense was $160.7 million, $162.5 million and $173.3 million, in 1994, 1995 and 1996, respectively. Future minimum lease payments under long-term operating leases and capital leases as of December 31, 1996 are shown below (in millions):
                           Operating Leases	   Capital
		                       Aircraft 	Facilities  	Leases
1997	                      $ 140.5     	$14.9   	$ 4.1
1998	                        133.2      	14.5     	4.1
1999                        	123.1      	14.4     	4.1
2000                        	114.5      	12.7     	4.1
2001	                        105.6       	8.5     	4.1
Thereafter	                  614.5      	32.5    	11.0
Total lease payments	    	$1,231.4     	$97.5    	31.5
Less amount representing interest      		         (3.7)
Present value of capital lease payments	         $27.8

Aircraft Commitments
The Company has firm orders for 13 B737-400s to be delivered between 1997 and 1999, and two MD-83s to be delivered in 1997. The total amount of these commitments is approximately $655 million. As of December 31, 1996, deposits related to these deliveries were $54.6 million.

Note 7.	Employee Benefit Plans

Pension Plans
Four defined benefit and four defined contribution retirement plans cover essentially all employees. The defined benefit plans provide benefits based on an employee's term of service and average compensation for a specified period of time before retirement. Pension plans are funded as required by the Employee Retirement Income Security Act of 1974 (ERISA).

The defined benefit plan assets are primarily common stocks and fixed income securities. Plan assets exceeded the accumulated benefit obligation at December 31, 1995 and 1996. The following table sets forth the funded status of the plans at December 31, 1995 and 1996 (in millions):
                                	1995   	1996
Benefit obligation -
Vested	                        $155.8 	$180.9
	Nonvested                      	22.0   	22.1
Accumulated benefit
  obligation                 		$177.8 	$203.0

Plan assets at fair value     	$184.4 	$223.7
Projected benefit obligation 	 	199.9  	230.7
Plan assets less projected
benefit obligation	             (15.5)  	(7.0)
Unrecognized transition asset   	(1.1)	  	(.8)
Unrecognized prior service cost 		2.8   		2.6
Unrecognized loss		             	32.6	  	32.6
Prepaid pension cost         		$ 18.8		$ 27.4

The weighted average discount rate used to determine the projected benefit obligation was 7.5% and 7.5% as of December 31, 1995 and 1996, respectively. The calculation assumed a weighted average rate of increase for future compensation levels of 5.1% and 5.1% for 1995 and 1996, respectively. The expected long-term rate of return on plan assets used in 1995 and 1996 was 10%.

Net pension expense for the defined benefit plans included the following components for 1994, 1995 and 1996 (in millions):

                        	1994  	1995  	1996
Service cost (benefits earned
during the period)	    $	12.4	 $11.4	 $15.9
Interest cost on projected
benefit obligation       11.9  	12.9  	15.4
Actual return on  assets	(2.1)	(37.0)	(23.6)
Net amortization
	and deferral          	(10.9)	 23.3   	6.5
Net pension expense   	$	11.3	 $10.6 	$14.2



The defined contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. Some of these plans require Company matching contributions based on a percentage of participants' contributions. One plan has an Employee Stock Ownership Plan (ESOP) feature. The ESOP owns Air Group common shares which are held in trust for eligible employees. The Company records compensation for payments made to the Plan. As Alaska's contributions are received, the Plan releases the shares of common stock to the employees' accounts.

Alaska also maintains an unfunded, noncontributory benefit plan for certain elected officers. The present value of unfunded benefits for this plan was accrued as of December 31, 1995 and 1996.

Total expense for all pension plans was $19.2 million, $18.3 million and $22.1 million, respectively, in 1994, 1995 and 1996.

Profit Sharing Plans
Alaska has an employee profit sharing plan. Profit sharing expense for 1994, 1995 and 1996 was $-0-, $-0- and $0.9 million, respectively.

Other Postretirement Benefits
The Company allows retirees to continue their medical, dental and vision benefits by paying the active employee plan premium until age 65. This results in a subsidy to retirees because the premiums received by the Company are less than the actual cost of the retirees' claims. The accrued postretirement benefit obligation (APBO) for this subsidy at December 31, 1995 and 1996 was $12.1 million and $13.5 million, respectively. The APBO is unfunded and is included with other liabilities on the Balance Sheet. Annual expense related to this subsidy is not considered material to disclose.

Note 8.	Income Taxes

Alaska files a consolidated tax return with Air Group and other Air Group subsidiaries. Each member of the consolidated group, including Alaska, calculates its tax provision and tax liability, if applicable, on a separate-entity basis. Any differences between the consolidated amounts and the total of the subsidiaries' amounts are included in the tax provision of the parent company.

Deferred income taxes result from temporary differences in the timing of recognition of revenue and expense for tax and financial reporting purposes. Deferred tax assets and liabilities comprise the following at December 31 (in millions):

                                 	1995  	1996
Excess of tax over book
  depreciation	                 $135.6	$142.3
Training expense                  	1.6    	.8
Other - net                       	5.6   	1.8
Gross deferred tax liabilities	  142.8	 144.9

Loss carryforward	               (25.0) 	(2.1)
Alternative minimum tax         	(29.3)	(44.1)
Capital leases	                   (3.1) 	(4.4)
Ticket pricing adjustments        	(.9)  	(.7)
Frequent flyer program           	(6.6) 	(6.5)
Employee benefits	                (7.9) 	(8.8)
Aircraft return provisions	      (14.6)	(12.7)
Gain on sale of assets	            (.6) 	(1.7)
Capitalized interest	             (1.5) 	(1.3)
Inventory obsolescence           	(4.9) 	(5.9)
Gross deferred tax assets       	(94.4)	(88.2)
Net deferred tax liabilities   	$ 48.4	 $ 56.7

Current deferred tax asset     	 $(9.0)	 $(8.9)
Noncurrent deferred tax liability 	57.4   	65.6
Net deferred tax liabilities	    $ 48.4	 $ 56.7

The book income and temporary differences for 1996 resulted in taxable income of $71 million. This was offset by Net Operating Losses generated in prior years. Federal loss carryforwards can be used through year 2008. $15 million of alternative minimum tax was paid in 1996.

The components of income tax expense were as follows (in millions):
                             		1994  	1995  	1996
Current tax expense (credit):
	Federal	                     $(1.2)	$ 3.6	 $19.9
	State                          	.1	    .3	    .9
Total current	                 (1.1)  	3.9  	20.8
Deferred tax expense:
	Federal	                      15.6  	13.0   	6.9
	State                         	2.2   	2.2   	1.2
Total deferred	                17.8  	15.2   	8.1
Total tax expense	            $16.7 	$19.1 	$28.9

Income tax expense reconciles to the amount computed by applying the U.S. federal rate of 35% to income before taxes as follows (in millions):
	1994	1995	1996
Income before
  income tax                 	$39.3	 $43.9 	$74.5
Expected tax expense	         $13.8 	$15.4 	$26.1
Nondeductible expenses         	1.5   	1.9   	1.9
State income tax	               1.5   	1.8    	.9
Other - net	                    (.1)   	--    	--
Actual tax expense	           $16.7 	$19.1	 $28.9
 Effective tax rate          	42.5% 	43.5% 	38.8%



Note 9.	 Financial Instruments

The estimated fair values of the Company's financial instruments were as follows (in millions):

                   			December 31, 1995
                        Carrying  	Fair
                         	Amount 	Value
Cash and cash equivalents	$ 25.6	$ 25.6
Marketable securities	     109.3 	109.7
Restricted deposits	        63.7  	63.7
Long-term debt            	327.4 	327.4

                   			December 31, 1996
                         	Carrying	Fair
                          Amount 	Value
Cash and cash equivalents	$ 49.2	$ 49.2
Marketable securities      	52.4  	52.2
Restricted deposits        	63.6  	63.6
Long-term debt	            214.1 	214.1

The fair value of cash equivalents approximates carrying value due to the short maturity of these instruments. The fair value of marketable securities is based on quoted market prices. The fair values of restricted deposits and long-term debt approximate the carrying amounts.

                                       Alaska  Airlines Financial and Statistical Data
                                                 Quarter Ended December 31                      Year Ended December 31
                                                                        %                                             %
Financial Data (in millions):                 1996       1995       Change                    1996      1995      Change
Operating Revenues:
Passenger                                   $254.8      $237.3         7.4                $1,146.8     $994.7       15.3
Freight and mail                              19.3        20.5        (5.9)                   82.7       84.1       (1.7)
Other - net                                   18.4        16.0        15.0                    67.8       63.5        6.8

Total Operating Revenues                     292.5       273.8         6.8                 1,297.3    1,142.3       13.6

Operating Expenses:
Wages and benefits                            96.8        83.9        15.4                   383.6      342.2       12.1
Employee profit sharing                       (6.7)        0.0         NM                      0.9        0.0        NM
Aircraft fuel                                 51.5        42.1        22.3                   200.5      153.6       30.5
Aircraft maintenance                          16.3         9.9        64.6                    57.1       45.2       26.3
Aircraft rent                                 37.6        35.1         7.1                   146.0      137.7        6.0
Commissions                                   19.7        18.1         8.8                    88.7       75.3       17.8
Depreciation and amortization                 13.6        14.3        (4.9)                   55.9       58.2       (4.0)
Loss (gain) on sale of assets                 (5.7)       (1.3)        NM                     (9.3)       0.1        NM
Landing fees and other rentals                12.4        10.4        19.2                    49.9       45.5        9.7
Other                                         58.0        52.8         9.8                   234.0      212.2       10.3

Total Operating Expenses                     293.5       265.3        10.6                 1,207.3    1,070.0       12.8

Operating Income (Loss)                       (1.0)        8.5         NM                     90.0       72.3       24.5

Interest income                                3.1         3.2                                11.5       10.3
Interest expense                              (6.1)       (9.6)                              (29.7)     (40.3)
Interest capitalized                           0.6         0.0                                 0.6        0.0
Other - net                                    1.3         0.4                                 2.1        1.6
                                              (1.1)       (6.0)                              (15.5)     (28.4)

Income Before Income Tax                     $(2.1)       $2.5                               $74.5      $43.9

Operating Statistics:
Revenue passengers (000)                     2,804       2,592         8.2                  11,805     10,140       16.4
RPMs (000,000)                               2,307       2,119         8.9                   9,831      8,584       14.5
ASMs (000,000)                               3,495       3,373         3.6                  14,904     13,885        7.3
Passenger load factor                         66.0%       62.8%     3.2 pts                   66.0%      61.8%    4.2 pts
Breakeven load factor                         69.3%       63.4%     5.9 pts                   62.4%      59.4%    3.0 pts
Yield per passenger mile                     11.04c      11.20c       (1.4)                  11.67c     11.59c       0.7
Operating revenue per ASM                     8.37c       8.12c        3.1                    8.70c      8.23c       5.8
Operating expenses per ASM                    8.40c       7.87c        6.8                    8.10c      7.71c       5.1
Fuel cost per gallon                          80.7c       69.5c       16.0                    75.2c      62.9c      19.6
Average number of employees                  7,923       7,141        11.0                   7,652      6,993        9.4
Aircraft utilization (block hours)            10.8        10.4         3.9                    11.3       10.8        4.4
Operating fleet at period-end                    74          74        0.0                       74         74       0.0
NM = Not Meaningful
c = cents


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholder of Alaska Airlines, Inc.:

We have audited the accompanying balance sheet of Alaska Airlines, Inc. (an Alaska corporation) as of December 31, 1996 and 1995, and the related statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alaska Airlines, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




												/s/ Arthur Andersen LLP
											ARTHUR ANDERSEN LLP


Seattle, Washington
January 24, 1997



VALUATION AND QUALIFYING ACCOUNTS
Alaska Airlines, Inc.                                                         Schedule II

                                                       Additions
                                          Beginning      Charged      (A)         Ending
(In Millions)                               Balance   to Expense   Deductions    Balance

Year Ended December 31, 1994
(a) Reserve deducted from asset
     to which it applies:
Allowance for doubtful accounts                $2.5         $0.9        $(1.3)      $2.1
Obsolescence allowance for
flight equipment spare parts                   $6.9         $3.9        $(0.7)     $10.1

(b) Reserve recorded as other
     long-term liabilities:
Leased aircraft return provision              $28.4         $7.3       $(13.2)     $22.5


Year Ended December 31, 1995
(a) Reserve deducted from asset
     to which it applies:
Allowance for doubtful accounts                $2.1         $0.6        $(1.1)      $1.6
Obsolescence allowance for
flight equipment spare parts                  $10.1         $2.0        $(1.2)     $10.9

(b) Reserve recorded as other
     long-term liabilities:
Leased aircraft return provision              $22.5         $8.0        $(0.3)     $30.2


Year Ended December 31, 1996
(a) Reserve deducted from asset
     to which it applies:
Allowance for doubtful accounts                $1.6         $0.6        $(1.0)      $1.2
Obsolescence allowance for
flight equipment spare parts                  $10.9         $2.2        $(1.0)     $12.1

(b) Reserve recorded as other
     long-term liabilities:
Leased aircraft return provision              $30.2         $7.6        $(2.8)     $35.0


(A) Deduction from reserve for purpose for which reserve was created.


EXHIBIT INDEX

Certain of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference from the document described in parenthesis. Certain others are filed herewith.

	3.1	Articles of Incorporation of Alaska Airlines, Inc.  as  amended through February 26, 1991.
	3.2	Bylaws  of Alaska Airlines, Inc. as amended and in effect  February
26, 1991.
	4.1	Trust Indentures and Security Agreement for Alaska Airlines
Equipment Trust Certificates, Series A and B (Exhibit No. 4(a)(1) to
Form S-3, Amendment No. 1, Registration No. 33-46668).
	4.2	Trust Indentures and Security Agreement for Alaska Airlines
Equipment Trust Certificates, Series C and D (Exhibit No. 4(a)(1) to
Form S-3, Amendment No. 2, Registration No. 33-46668).
	4.3	Participation Agreement for Alaska Airlines Equipment Trust
Certificates, Series A and B (Exhibit No. 4(b)(1) to Form S-3,
Amendment No. 1, Registration No. 33-46668).
	4.4	Participation Agreement for Alaska Airlines Equipment Trust
Certificates, Series C and D (Exhibit No. 4(b)(1) to Form S-3,
Amendment No. 2, Registration No. 33-46668).
	4.5	Lease Agreement for Alaska Airlines Equipment Trust Certificates
(Exhibit No. 4(b)(2) to Form S-3, Registration No. 33-46668).
	10.1	Lease and Assignment of Sublease Agreement dated February 1, 1979 between Alaska Airlines, Inc. and the Alaska Industrial Development
Authority.
	10.2	Lease and Assignment and Sublease Agreement dated April 1, 1978 between Alaska Airlines, Inc. and the Alaska Industrial Development
Authority.
 	10.3	Management Incentive Plan (1992 Alaska Air Group, Inc. Proxy
Statement).
	10.4	Loan Agreement dated as of December 1, 1984, between Alaska
Airlines, Inc. and the Industrial Development Corporation of the
Port of Seattle.
	10.5	Purchase Agreement between McDonnell Douglas Corporation and Alaska
Airlines, Inc. DAC 88-36-D, dated October 14, 1988 (Exhibit 10-17 to
1988 Alaska Air Group, Inc. 10-K, Commission File No. 1-8957).
	10.6	Officers Supplementary Retirement Plan (1996 Alaska Air Group, Inc.
Proxy Statement).
	10.7	Severance agreement between Alaska Air Group, Inc. and Raymond J.
Vecci (1995 Alaska Air Group, Inc. Proxy Statement).
	#10.8	Lease Agreement dated January 22, 1990 between International Lease
Finance Corporation and Alaska Airlines, Inc. for the lease of a
B737-400 aircraft, summaries of 19 substantially identical lease agreements for 19 additional B737-400 aircraft and Letter Agreement
#1 dated January 22, 1990 (Exhibit 10-14 to 1990 Alaska Air Group,
Inc. 10-K, Commission File No. 1-8957).
	#10.9	Agreement dated September 18, 1996 between Alaska Airlines, Inc. and
Boeing for the purchase of 12 Boeing 737-400 aircraft (Exhibit 10.1 to Third Quarter 1996 10-Q).
 *27 Financial Data Schedule

* Filed herewith.
# Confidential treatment was granted as to a portion of this document.