Form 10-Q
period 1997-03-31
ALASKA AIRLINES INC
filed 1997-05-05
CIK 3202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997.
OR
(  )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from  . . . . . .  to  . . . . . .

Commission file number  1-8957

ALASKA AIRLINES, INC.
(Exact name of registrant as specified in its charter)

           Alaska	92-0009235
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

	The registrant has 500 common shares, par value $1.00, outstanding at March 31, 1997.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
Attached are the following Alaska Airlines, Inc. (the Company or Alaska) unaudited financial statements: (i) balance sheets as of March 31, 1997 and December 31, 1996; (ii) statements of income for the three months ended March 31, 1997 and 1996; (iii) statement of shareholder's equity for the three months ended March 31, 1997; and, (iv) statements of cash flows for the three months ended March 31, 1997 and 1996. Also attached are the accompanying notes to the Company's financial statements that have changed significantly during the three months ended March 31, 1997. These statements, which should be read in conjunction with the financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1996, include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The adjustments made were of a normal recurring nature.

The Company is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group) whose principal subsidiaries are Alaska Airlines, Inc. and Horizon Air Industries, Inc.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

Results of Operations
First Quarter 1997 Compared with First Quarter 1996
The net loss for the first quarter of 1997 was $2.1 million compared with a net loss of $5.2 million in 1996. The operating loss for the first quarter of 1997 was $1.5 million compared to an operating loss of $3.4 million for 1996. The smaller operating loss reflects higher passenger load factors and yields. Airline financial and statistical data is shown following the financial statements. A discussion of this data follows.

The operating loss decreased to $1.5 million, resulting in a negative 0.5% operating margin as compared to a negative 1.2% margin in 1996. Operating revenue per available seat mile (ASM) increased 8.6% to 8.70 cents while operating expenses per ASM increased 7.8% to 8.74 cents.

The increase in revenue per ASM was primarily due to a 4.7 point improvement in system passenger load factor. Essentially all markets experienced increases in load factors. The Seattle-Anchorage market experienced a 13.2 point increase in load factor. The increase in revenue per ASM was also favorably impacted by a 2.8% increase in system passenger yield. Increased yields in the Pacific Northwest to the Bay Area and to Southern California markets were partially offset by lower yields in the Seattle-Anchorage market.

Freight and mail revenues decreased 7% due to a reduction in military charter work in Alaska and lower mail volumes. Other-net revenues increased 1.2% due to increased revenues from travel partners in Alaska's frequent flyer program, offset by lower maintenance service revenue.

The table below shows the major operating expense elements on a cost per ASM basis for Alaska for the first quarters of 1996 and 1997.

Alaska Airlines	Operating Expenses Per ASM (In Cents)
                              		1996    	1997   	Change   	% Change
Wages and benefits	             2.61    	2.77      	.16        	6
Aircraft fuel	                  1.22    	1.50      	.28       	23
Aircraft maintenance	            .39     	.41      	.02        	5
Aircraft rent                  	1.02    	1.02        	-         -
Commissions	                     .56     	.63      	.07       	13
Depreciation & amortization	     .41     	.38     	(.03)      	(7)
Landing fees and other rentals	  .34     	.36	      .02        	6
Other	                          1.56  	  1.67      	.11        	7
Alaska Airlines Total	          8.11    	8.74      	.63       	 8

Alaska's higher unit costs were primarily due to higher fuel prices and costs associated with higher load factors. Significant unit cost changes are discussed below.

Higher load factors resulted in revenue passengers increasing by 7.5% while ASMs grew only 2.3%. Employees increased 8.6% (primarily in reservation and customer service positions) to service the added workload. The net effect was that wages and benefits expense increased more than the ASM growth, resulting in a 6% increase in cost per ASM.

Fuel expense per ASM increased 23%, due to a 21% increase in the price of fuel and lower fuel efficiency due to heavier passenger loads and shorter average aircraft stage length.

Maintenance expense per ASM increased 5% because Alaska performed more repair work that is expensed currently and less major airframe and engine overhaul work which is capitalized.

Commission expense per ASM increased 13%, in line with the 13% increase in passenger revenues.

Depreciation and amortization expense per ASM decreased 7% primarily due to the sale (and leaseback) of two aircraft in late March 1996 and a 2% increase in aircraft utilization.

Other expense per ASM increased 7% primarily due to higher costs related to higher loads, such as booking fees, communications charges, credit card commissions and food expense.

Other Income (Expense) Non-operating expense decreased $3.6 million to $5.9 million primarily due to smaller average debt balances and lower interest rates on variable debt.

Income Tax Credit Accounting standards require the Company to provide for income taxes each quarter based on its estimate of the effective tax rate for the full year. The volatility of air fares and the seasonality of the Company's business make it difficult to accurately forecast full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as goodwill amortization and employee per diem costs. In estimating the 44.7% tax rate for the first quarter of 1997, the Company considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and the 38.8% tax rate used for full year 1996. This rate is evaluated each quarter and adjustments are made if necessary.

Liquidity and Capital Resources
The table below presents the major indicators of financial condition and liquidity.

	                            Dec. 31, 1996  	March 31, 1997     	Change
(In millions, except debt-to-equity)

Cash and marketable securities	    $	101.6          	$	78.0    	$	(23.6)
Working capital (deficit)	         	(152.0)        		(170.3)    		(18.3)
Long-term debt and
  capital lease obligations        		217.8          		211.0	      	(6.8)
Shareholders' equity	               	357.0	          	354.9      		(2.1)

Debt-to-equity                    	38%:62%	         37%:63%          	NA


The Company's cash and marketable securities portfolio decreased by $24 million during the first three months of 1997. Operating activities provided $31 million of cash during this period. Cash was used for $28 million of capital expenditures including the purchase of a previously leased B737-200C aircraft, flight equipment deposits and airframe and engine overhauls, net repayment of short-term borrowings ($19 million) and the repayment of debt ($6 million).

The working capital deficit increased by $18 million primarily due to the purchase of property and equipment.


PART II.  OTHER INFORMATION
ITEM 5.  Other Information
The U.S. 10% passenger ticket tax, the 6.25% cargo waybill tax and the $6 per passenger international departure tax expired on December 31, 1996, and were all reinstated effective March 7, 1997. These taxes are due to expire on September 30, 1997.

ITEM 6.  Exhibits and Reports on Form 8-K
(a)	A report on Form 8-K describing changes in the employee profit sharing program was filed on February 20, 1997.

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIRLINES, INC.
Registrant

Date:  May 2, 1997


/s/ John F. Kelly
John F. Kelly
Chairman, President and Chief Executive Officer


/s/ Harry G. Lehr
Harry G. Lehr
Senior Vice President/Finance
(Principal Financial Officer)

BALANCE SHEET
Alaska Airlines, Inc.

ASSETS
                                                    December 31,     March 31,
(In Millions)                                                1996          1997
Current Assets
Cash and cash equivalents                                   $49.2         $18.1
Marketable securities                                        52.4          59.9
Receivables from related companies                          100.1          95.6
Receivables - net                                            59.8          74.6
Inventories and supplies                                     28.6          29.1
Prepaid expenses and other assets                            76.8          66.0
Total Current Assets                                        366.9         343.3

Property and Equipment
Flight equipment                                            753.1         759.0
Other property and equipment                                236.0         242.9
Deposits for future flight equipment                         59.0          67.9
                                                          1,048.1       1,069.8
Less accumulated depreciation and amortization              282.4         293.4
                                                            765.7         776.4
Capital leases
Flight and other equipment                                   44.4          44.4
Less accumulated amortization                                25.4          26.0
                                                             19.0          18.4
Total Property and Equipment - Net                          784.7         794.8

Intangible Assets - Subsidiaries                             15.0          14.9


Other Assets                                                 81.3          80.3


Total Assets                                             $1,247.9      $1,233.3

See accompanying notes to financial statements.









BALANCE SHEET
Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER'S EQUITY
                                                    December 31,     March 31,
(In Millions)                                                1996          1997
Current Liabilities
Accounts payable                                            $71.0         $58.7
Accrued aircraft rent                                        42.4          43.7
Accrued wages, vacation and payroll taxes                    44.1          40.1
Other accrued liabilities                                    74.3          55.6
Short-term borrowings
(Interest rate: 1996 - 5.6%; 1997 - 5.9%)                    47.0          28.0
Air traffic liability                                       162.0         208.9
Note payable to related company                              54.0          54.0
Current portion of long-term debt and
  capital lease obligations                                  24.1          24.6
Total Current Liabilities                                   518.9         513.6

Long-Term Debt and Capital Lease Obligations                217.8         211.0
Other Liabilities and Credits
Deferred income taxes                                        65.6          63.9
Deferred income                                              11.1          10.4
Other liabilities                                            77.5          79.5
                                                            154.2         153.8


Shareholder's Equity                                          0.0           0.0
Common stock, $1 par value                                    0.0           0.0
  Authorized:  1,000 shares
  Issued:  1996 and 1997 - 500 shares                         0.0           0.0
  Capital in excess of par value                            225.8         225.8
Retained earnings                                           131.2         129.1
                                                            357.0         354.9
Total Liabilities and Shareholder's Equity               $1,247.9      $1,233.3

See accompanying notes to financial statements.
                                                            311.4         357.0

Total Liabilities and Shareholder's Equity               $1,266.5      $1,247.9

See accompanying notes to financial statements.

STATEMENT OF INCOME
Alaska Airlines, Inc.


Three Months Ended March 31
(In Millions)                                       1996         1997
Operating Revenues
Passenger                                          $245.1       $277.4
Freight and mail                                     18.7         17.4
Other - net                                          16.6         16.8
Total Operating Revenues                            280.4        311.6
Operating Expenses
Wages and benefits                                   91.5         99.2
Aircraft fuel                                        42.8         53.7
Aircraft maintenance                                 13.6         14.8
Aircraft rent                                        35.6         36.4
Commissions                                          19.6         22.6
Depreciation and amortization                        14.2         13.7
Loss on disposition of assets                         0.1           -
Landing fees and other rentals                       11.9         12.7
Other                                                54.5         60.0
Total Operating Expenses                            283.8        313.1
Operating Loss                                       (3.4)        (1.5)
Other Income (Expense)
Interest income                                       2.6          2.4
Interest expense                                     (8.9)        (6.2)
Interest capitalized                                   -           0.7
Other - net                                           0.4          0.8
                                                     (5.9)        (2.3)
Loss before income tax                               (9.3)        (3.8)
Income tax credit                                     4.1          1.7
Net Loss                                            $(5.2)       $(2.1)

See accompanying notes to financial statements.

STATEMENT OF SHAREHOLDER'S EQUITY
Alaska Airlines, Inc.

                                             Capital in
                                    Common    Excess of    Retained
(In Millions)                        Stock    Par Value    Earnings     Total

Balances at December 31, 1996        $ -          $225.8      $131.2    $357.0

Net loss for the three months
  ended March 31, 1997                                          (2.1)     (2.1)

Balances at March 31, 1997           $ -          $225.8      $129.1    $354.9

See accompanying notes to financial statements.

STATEMENT OF CASH FLOWS
Alaska Airlines, Inc.

Three Months Ended March 31  (In Millions)                 1996         1997
Cash flows from operating activities:
Net loss                                                   $(5.2)       $(2.1)
Adjustments to reconcile net loss to cash:
   Depreciation and amortization                            14.2         13.7
   Amortization of airframe and engine overhauls             6.5          7.2
   Loss on disposition of assets                             0.1          -
   Decrease in deferred income taxes                        (4.1)        (1.7)
   Increase in accounts receivable                         (21.6)       (10.4)
   Decrease in other current assets                         14.3         10.4
   Increase in air traffic liability                        45.4         46.9
   Increase in other current liabilities                   (11.5)       (33.7)
   Other-net                                                 4.7          0.4
Net cash provided by operating activities                   42.8         30.7
Cash flows from investing activities:
Proceeds from disposition of assets                          0.6          -
Purchases of marketable securities                         (13.4)       (14.6)
Sales and maturities of marketable securities               48.4          7.0
Restricted deposits                                          2.4         (0.6)
Additions to flight equipment deposits                       -           (9.0)
Additions to property and equipment                        (17.2)       (19.3)
Net cash provided by (used in) investing activities         20.8        (36.5)
Cash flows from financing activities:
Proceeds from short-term borrowings                          -           28.0
Repayment of short-term borrowings                         (65.9)       (47.0)
Proceeds from sale and leaseback transactions               57.4          -
Long-term debt and capital lease payments                  (17.4)        (6.3)
Net cash used in financing activities                      (25.9)       (25.3)
Net increase (decrease) in cash and cash equivalent         37.7        (31.1)
Cash and cash equivalents at beginning of year              25.6         49.2
Cash and cash equivalents at end of year                   $63.3        $18.1
Supplemental disclosure of cash paid (received) during the period for:
  Interest (net of amount capitalized)                      $8.9         $5.0
  Income taxes (refunds)                                      -           -
Noncash investing and financing activities                 None         None

See accompanying notes to financial statements.
  Income taxes (refunds)                                    (0.4)         0.3
Noncash investing and financing activities:
  1994 - Capital lease obligations of $57.9 million were incurred due to changes in lease agreements.
  1996 and 1995 - None

See accompanying notes to financial statements.


NOTES TO FINANCIAL STATEMENTS THAT HAVE CHANGED SIGNIFICANTLY DURING THE THREE MONTHS ENDED MARCH 31, 1997
Alaska Airlines, Inc.

Note 1.	Summary of Significant Policies (See Note 1 to Financial
Statements at December 31, 1996)
Property, Equipment and Depreciation
Effective January 1, 1997, the estimated salvage value of B737-400 flight equipment was changed to 10% from 20%. The new estimate was adopted to recognize the lower expected salvage values for this aircraft type. The annual effect of the change will be to increase depreciation expense $0.5 million and decrease net income $0.3 million.


Airline Financial and Statistical Data
Quarter Ended March 31
                                                      Alaska Airlines
                                                                        %
Financial Data (in millions):                   1996       1997     Change
Operating Revenues:
Passenger                                      $245.1    $277.4       13.2
Freight and mail                                 18.7      17.4       (7.0)
Other - net                                      16.6      16.8        1.2

Total Operating Revenues                        280.4     311.6       11.1

Operating Expenses:
Wages and benefits                               91.5      99.2        8.4
Aircraft fuel                                    42.8      53.7       25.5
Aircraft maintenance                             13.6      14.8        8.8
Aircraft rent                                    35.6      36.4        2.2
Commissions                                      19.6      22.6       15.3
Depreciation and amortization                    14.2      13.7       (3.5)
Loss (gain) on sale of assets                     0.1       0.0         NM
Landing fees and other rentals                   11.9      12.7        6.7
Other                                            54.5      60.0       10.1

Total Operating Expenses                        283.8     313.1       10.3

Operating Loss                                   (3.4)     (1.5)

Interest income                                   2.6       2.4
Interest expense                                 (8.9)     (6.2)
Interest capitalized                              0.0       0.7
Other - net                                       0.4       0.8
                                                 (5.9)     (2.3)

Loss before income tax credit                   $(9.3)    $(3.8)

Operating Statistics:
Revenue passengers (000)                         2,576     2,770       7.5
RPMs (000,000)                                   2,126     2,342      10.2
ASMs (000,000)                                   3,500     3,582       2.3
Passenger load factor                            60.7%     65.4%    4.7 pts
Breakeven load factor                            64.2%     67.1%    2.9 pts
Yield per passenger mile                        11.53c    11.84c       2.8
Operating revenues per ASM                        8.0c      8.7c       8.6
Operating expenses per ASM                        8.1c      8.7c       7.8
Fuel cost per gallon                             68.5c     83.2c      21.3
Fuel gallons (000,000)                           62.5      64.6        3.4
Average number of employees                      7,297     7,921       8.6
Aircraft utilization (block hours)               10.9      11.2        2.3
Operating fleet at period-end                       74        75       1.4
c = cents
NM = Not Meaningful