Form 10-Q
period 1997-06-30
ALASKA AIRLINES INC
filed 1997-08-07
CIK 3202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997.
OR
(  )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from  . . . . . .  to  . . . . . .

Commission file number  1-8957

ALASKA AIRLINES, INC.
(Exact name of registrant as specified in its charter)

           Alaska	92-0009235
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
Attached are the following Alaska Airlines, Inc. (the Company or Alaska) unaudited financial statements: (i) balance sheets as of June 30, 1997 and December 31, 1996; (ii) statements of income for the quarters and six months ended June 30, 1997 and 1996; (iii) statement of shareholder's equity for the six months ended June 30, 1997; and, (iv) statements of cash flows for the six months ended June 30, 1997 and 1996. Also attached are the accompanying notes to the Company's financial statements that have changed significantly during the six months ended June 30, 1997. These statements, which should be read in conjunction with the financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1996, include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The adjustments made were of a normal recurring nature.

The Company is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group) whose principal subsidiaries are Alaska Airlines, Inc. and Horizon Air Industries, Inc.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

Results of Operations
Second Quarter 1997 Compared with Second Quarter 1996
Net income for the second quarter of 1997 was $23.4 million compared with a net income of $19.0 million in 1996. Operating income for the second quarter of 1997 was $42.1 million compared to $37.3 million for 1996. The larger operating income reflects higher passenger load factors and yields. Airline financial and statistical data is shown following the financial statements. A discussion of this data follows.

Operating income increased 12.9% to $42.1 million, resulting in an 11.5% operating margin as compared to a 10.9% margin in 1996. Operating revenue per available seat mile (ASM) increased 6.6% to 9.56 cents while operating expenses per ASM increased 5.9% to 8.46 cents.

The increase in revenue per ASM was primarily due to a 2.8 point improvement in system passenger load factor. Most markets experienced increases in load factors. The Seattle-Anchorage market experienced a 7.8 point increase in load factor. The increase in revenue per ASM was also favorably impacted by a 2.9% increase in system passenger yield. Most markets experienced increases in yields, with the California, Nevada and Arizona markets showing the largest increases.

Freight and mail revenues decreased 1% due to lower mail volumes, reflecting increased competition in the state of Alaska. Other-net revenues increased 7.7% due to increased revenues from travel partners in Alaska's frequent flyer program.

The table below shows the major operating expense elements on a cost per ASM basis for Alaska for the second quarters of 1996 and 1997.

Alaska Airlines	Operating Expenses Per ASM (In Cents)
                            		 1996   	1997  	Change  	% Change
Wages and benefits	            2.49   	2.79     	.30      	12
Employee profit sharing          	-    	.08     	.08      	NM
Contracted services            	.24    	.26     	.02       	8
Aircraft fuel	                 1.30   	1.23    	(.07)     	(5)
Aircraft maintenance	           .37    	.42     	.05      	14
Aircraft rent	                  .96	    .94    	(.02)     	(2)
Food and beverage service	      .30    	.30      	--      	--
Commissions	                    .62    	.66     	.04       	7
Other selling expenses         	.43    	.41    	(.02)     	(5)
Depreciation and amortization  	.36    	.36      	--      	--
Landing fees and other rentals 	.33     .35     	.02       	6
Other	                          .59    	.66     	.07      	12
Alaska Airlines Total         	7.99   	8.46     	.47      	 6
NM = Not Meaningful
Alaska's higher unit costs were primarily due to an increased labor costs.
Significant unit cost changes are discussed below.

Revenue passengers increased by 3.6% while ASMs grew only 0.5%. Employees increased 10.0% (primarily in reservations and customer service positions) to service the additional passengers and improve on-time performance. Excluding profit sharing, average wages and benefits per employee were up 2.3% primarily due to higher pilot wage rates and higher health insurance costs. The net effect was that wages and benefits expense increased more than the ASM growth, resulting in a 12% increase in cost per ASM.

Estimated profit sharing expense increased the cost per ASM by .08 cents. Effective for 1997, Alaska changed its profit sharing program so that eligible employees will receive their pro rata share of 10% of Alaska's adjusted pre-tax profits. Actual profit sharing is based on full year results and will be calculated and paid in early 1998.

Fuel expense per ASM decreased 5%, due to a 6% decrease in the price of fuel offset by lower fuel efficiency due to heavier passenger loads and shorter average aircraft stage length.

Maintenance expense per ASM increased 14% because Alaska performed more repair work that is expensed currently and less major airframe and engine overhaul work which is capitalized.

Commission expense per ASM increased 7%, in line with the 8% increase in passenger revenues.

Other expense per ASM increased 12%. Approximately half of the increase is due to a tax refund received in the second quarter of 1996. The remainder is primarily due to higher costs related to employee hiring, communications and liability insurance.

Other Income (Expense) Non-operating expense decreased $2.0 million to $2.2 million primarily due to smaller average debt balances and lower interest rates on variable interest rate debt.

Six Months 1997 Compared with Six Months 1996
Net income for the six months ended June 30, 1997 was $21.3 million, compared with a net income of $13.8 million in 1996. Operating income for the first half of 1997 was $40.6 million compared to $34.0 million for 1996.

Operating income increased 19.4% to $40.6 million, resulting in a 6.0% operating margin as compared to a 5.5% margin in 1996. Operating revenue per ASM increased 7.5% to 9.14 cents while operating expenses per ASM increased 6.9% to 8.60 cents.

The increase in revenue per ASM was due to a 3.7 point improvement in system passenger load factor combined with a 2.8% increase in system passenger yield.

Unit costs increased 6.9% due to a 9.3% increase in employees, increased pilot wage rates, $3.0 million of profit sharing expense, 7.0% higher fuel prices and costs associated with higher load factors.

Income Tax Expense Accounting standards require the Company to provide for income taxes each quarter based on its estimate of the effective tax rate for the full year. The volatility of air fares and the seasonality of the Company's business make it very difficult to estimate full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as goodwill amortization and employee per diem costs. In estimating the 41.0% tax rate for the first half of 1997, the Company considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and the 38.8% tax rate used for full year 1996. This rate is evaluated each quarter and adjustments are made if necessary.

Liquidity and Capital Resources
The table below presents the major indicators of financial condition and liquidity.

                          	December 31, 1996  	June 30, 1997  	 Change
(In millions, except debt-to-equity)

Cash and marketable securities      	$	101.6        	$	128.5  	 $	26.9
Working capital (deficit)	           	(152.0)		       (134.2)   		17.8
Long-term debt and
  capital lease obligations          		217.8	         	232.3    		14.5
Shareholders' equity		                 357.0	         	378.3    		21.3

Debt-to-equity                      	38%:62%	        38%:62%       	NA


The Company's cash and marketable securities portfolio increased by $27 million during the first six months of 1997. Operating activities provided $103 million of cash during this period. Additional cash was provided by the sale and leaseback of two B737-400 aircraft ($62 million) and issuance of long-term debt ($28 million). Cash was used for $137 million of capital expenditures including the purchase of two new MD-83 aircraft, one new B737-400 aircraft, a previously leased B737-200C aircraft, flight equipment deposits and airframe and engine overhauls, net repayment of short-term borrowings ($19 million) and the repayment of debt ($9 million).

In June 1997, Standard & Poors revised its outlook on Alaska to positive from stable, citing a stabilized competitive position and improving financial profile.

PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings
In October 1991, Alaska gave notice of termination of its code sharing and frequent flyer relationship with MarkAir, an airline based in the state of Alaska. Both companies have filed suit against one another in connection with that termination alleging breach of contract and other causes of action under state law. In June 1992, MarkAir filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In June 1997 MarkAir claimed damages of $57 million in connection with Alaska's actions. If MarkAir were to prevail, the after-tax effect would be to reduce shareholders' equity by approximately $35 million or 9%. However, the Company believes that it has adequate defenses and is vigorously defending itself against the lawsuit.


ITEM 5.  Other Information
The U.S. 10% passenger ticket tax, the 6.25% cargo waybill tax and the $6 per passenger international departure tax expired on December 31, 1996, and were all reinstated for the period March 7, 1997 through September 30, 1997. As part of the Taxpayer Relief Act, the cargo waybill tax was extended in its current form and the other taxes in revised forms through September 30, 2007. The passenger ticket tax was replaced with a new system that combines a percentage tax with a per passenger segment fee.
For sales and travel beginning October 1, 1997, the ticket tax is 9% plus $1 per segment. The percentage tax is scheduled to decrease over time and the segment fee is scheduled to increase. The $6 international departure tax has increased to $12 and a new $12 international arrival tax has been added. However, the Act retains the $6 rate for travel between Alaska and the U.S. mainland. This tax and the international taxes will be indexed to the CPI beginning January 1, 1999.
The Taxpayer Relief Act also included these items that will affect the Company and the airline industry: (a) a new tax of 7.5% on payments to air carriers for the sale of miles in frequent flyer programs; (b) a phased-in increase from 50% to 80% for the deductible percentage of per diems paid to flight crews; and (c) faster cost recovery for alternative minimum tax purposes of aircraft purchased in 1999 and later years.

ITEM 6.  Exhibits and Reports on Form 8-K
(a)	Exhibit 27 - Financial data schedule.
(b)	No reports on Form 8-K were filed during the second quarter of 1997.

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIRLINES, INC.
Registrant

Date:  August 6, 1997


/s/ John F. Kelly
John F. Kelly
Chairman, President and Chief Executive Officer


/s/ Harry G. Lehr
Harry G. Lehr
Senior Vice President/Finance
(Principal Financial Officer)

BALANCE SHEET
Alaska Airlines, Inc.
ASSETS
                                                December 31,          June 30,
(In Millions)                                            1996              1997
Current Assets
Cash and cash equivalents                               $49.2             $82.2
Marketable securities                                    52.4              46.3
Receivables from related companies                      100.1              98.8
Receivables - net                                        59.8              85.7
Inventories and supplies                                 28.6              27.4
Prepaid expenses and other assets                        76.8              67.4
Total Current Assets                                    366.9             407.8

Property and Equipment
Flight equipment                                        753.1             800.7
Other property and equipment                            236.0             247.8
Deposits for future flight equipment                     59.0              58.0
                                                      1,048.1           1,106.5
Less accumulated depreciation and amortization          282.4             300.0
                                                        765.7             806.5
Capital leases
Flight and other equipment                               44.4              44.4
Less accumulated amortization                            25.4              26.5
                                                         19.0              17.9
Total Property and Equipment - Net                      784.7             824.4

Intangible Assets - Subsidiaries                         15.0              14.7


Other Assets                                             81.3              79.6


Total Assets                                         $1,247.9          $1,326.5

See accompanying notes to financial statements.

BALANCE SHEET
Alaska Airlines, Inc.
LIABILITIES AND SHAREHOLDER'S EQUITY
                                                December 31,          June 30,
(In Millions)                                            1996              1997
Current Liabilities
Accounts payable                                        $71.0             $59.2
Accrued aircraft rent                                    42.4              45.8
Accrued wages, vacation and payroll taxes                44.1              45.5
Other accrued liabilities                                74.3              62.4
Short-term borrowings
(Interest rate: 1996 - 5.6%; 1997 - 6.1%)                47.0              28.4
Air traffic liability                                   162.0             218.5
Note payable to related company                          54.0              54.0
Current portion of long-term debt and
  capital lease obligations                              24.1              28.2
Total Current Liabilities                               518.9             542.0

Long-Term Debt and Capital Lease Obligations            217.8             232.3
Other Liabilities and Credits
Deferred income taxes                                    65.6              80.3
Deferred income                                          11.1              12.4
Other liabilities                                        77.5              81.2
                                                        154.2             173.9


Shareholder's Equity                                      0.0               0.0
Common stock, $1 par value                                0.0               0.0
  Authorized:  1,000 shares
  Issued:  1996 and 1997 - 500 shares                     0.0               0.0
  Capital in excess of par value                        225.8             225.8
Retained earnings                                       131.2             152.5
                                                        357.0             378.3
Total Liabilities and Shareholder's Equity           $1,247.9          $1,326.5

See accompanying notes to financial statements.

CONSOLIDATED STATEMENT OF INCOME
Alaska Airlines, Inc.
Three Months Ended June 30
(In Millions except Per share Amounts)                  1996           1997
Operating Revenues
Passenger                                              $302.7         $326.0
Freight and mail                                         22.1           21.9
Other - net                                              16.8           18.1
Total Operating Revenues                                341.6          366.0
Operating Expenses
Wages and benefits                                       94.8          109.7
Contracted services                                       9.0            9.9
Aircraft fuel                                            49.5           47.3
Aircraft maintenance                                     14.3           16.2
Aircraft rent                                            36.6           36.2
Food and beverage service                                11.4           11.6
Commissions                                              23.7           25.1
Other selling expenses                                   16.3           15.7
Depreciation and amortization                            13.8           13.9
Loss on sale of assets                                    0.1            0.1
Landing fees and other rentals                           12.5           13.6
Other                                                    22.3           24.6
Total Operating Expenses                                304.3          323.9
Operating Income                                         37.3           42.1
Other Income (Expense)
Interest income                                           3.0            2.7
Interest expense                                         (7.6)          (6.5)
Interest capitalized                                       -             0.8
Other - net                                               0.4            0.8
                                                         (4.2)          (2.2)
Income before income tax                                 33.1           39.9
Income tax expense                                       14.1           16.5
Net Income                                              $19.0          $23.4

See accompanying notes to financial statements.

STATEMENT OF INCOME
Alaska Airlines, Inc.

Six Months Ended June 30
(In Millions)                                           1996           1997
Operating Revenues
Passenger                                              $547.8         $603.5
Freight and mail                                         40.8           39.3
Other - net                                              33.4           34.8
Total Operating Revenues                                622.0          677.6
Operating Expenses
Wages and benefits                                      186.3          208.9
Contracted services                                      17.6           19.9
Aircraft fuel                                            92.3          101.0
Aircraft maintenance                                     27.9           31.0
Aircraft rent                                            72.1           72.6
Food and beverage service                                21.4           22.1
Commissions                                              43.3           47.7
Other selling expenses                                   30.9           31.8
Depreciation and amortization                            28.0           27.7
Loss on disposition of assets                             0.2            0.1
Landing fees and other rentals                           24.4           26.3
Other                                                    43.6           47.9
Total Operating Expenses                                588.0          637.0
Operating Income                                         34.0           40.6
Other Income (Expense)
Interest income                                           5.7            5.1
Interest expense                                        (16.5)         (12.7)
Interest capitalized                                       -             1.5
Other - net                                               0.6            1.6
                                                        (10.2)          (4.5)
Income before income tax                                 23.8           36.1
Income tax expense                                       10.0           14.8
Net Income                                              $13.8          $21.3

See accompanying notes to financial statements.

STATEMENT OF SHAREHOLDER'S EQUITY
Alaska Airlines, Inc.
                                           Capital in
                                  Common    Excess of    Retained
(In Millions)                      Stock    Par Value    Earnings      Total

Balances at December 31, 1996      $ -          $225.8      $131.2     $357.0

Net income for the six months
  ended June 30, 1997                                         21.3       21.3

Balances at June 30, 1997          $ -          $225.8      $152.5     $378.3

See accompanying notes to financial statements.

STATEMENT OF CASH FLOWS
Alaska Airlines, Inc.
Six Months Ended June 30  (In Millions)                   1996           1997
Cash flows from operating activities:
Net income                                                $13.8          $21.3
Adjustments to reconcile net income to cash:
   Depreciation and amortization                           28.0           27.7
   Amortization of airframe and engine overhauls           13.7           14.4
   Loss on disposition of assets                            0.2            0.1
   Increase in deferred income taxes                       10.0           14.7
   Decrease (increase) in accounts receivable               8.1          (24.6)
   Decrease (increase) in other current assets            (13.3)          10.7
   Increase in air traffic liability                       76.1           56.3
   Increase (decrease) in other current liabilities         1.3          (18.7)
   Other-net                                                5.4            1.0

Net cash provided by operating activities                 143.3          102.9
Cash flows from investing activities:
Proceeds from disposition of assets                         0.6            -
Purchases of marketable securities                        (13.4)         (22.9)
Sales and maturities of marketable securities              70.6           28.9
Restricted deposits                                         1.5           (1.0)
Additions to flight equipment deposits                      -            (21.3)
Additions to property and equipment                      (123.8)        (115.3)

Net cash used in investing activities                     (64.5)        (131.6)
Cash flows from financing activities:
Proceeds from short-term borrowings                         -             56.4
Repayment of short-term borrowings                        (65.9)         (75.0)
Proceeds from sale and leaseback transactions              57.4           61.7
Proceeds from issuance of long-term debt                    -             28.0
Long-term debt and capital lease payments                 (43.4)          (9.4)

Net cash provided by (used in) financing activities       (51.9)          61.7

Net increase in cash and cash equivalents                  26.9           33.0
Cash and cash equivalents at beginning of period           25.6           49.2
Cash and cash equivalents at end of period                $52.5          $82.2
Supplemental disclosure of cash paid during the period for:
  Interest (net of amount capitalized)                    $17.3          $11.2
  Income taxes                                              -              -
Noncash investing and financing activities                None           None

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS THAT HAVE CHANGED SIGNIFICANTLY DURING THE SIX MONTHS ENDED JUNE 30, 1997
Alaska Airlines, Inc.

Note 1.	Summary of Significant Policies (See Note 1 to Financial
Statements at December 31, 1996)
Basis of presentation
Effective with the second quarter 1997, three new line items have been added to the statement of income to provide more details of operating expenses. Contracted services includes the expenses for aircraft ground handling, security, temporary employees and similar outside services. Other selling expenses includes computerized reservations systems (CRS) charges, credit card commissions, advertising and promotional costs.

Property, Equipment and Depreciation
Effective January 1, 1997, the estimated salvage value of B737-400 flight equipment was changed to 10% from 20%. The new estimate was adopted to recognize the lower expected salvage values for this aircraft type. The annual effect of the change will be to increase depreciation expense $0.5 million and decrease net income $0.3 million.

Note 2.	Commitments (See Note 6 to Financial Statements at December 31,
1996)
During the second quarter of 1997, Alaska's lease commitments increased approximately $98 million due to the sale and leaseback of one B737-400 aircraft and the lease of one B737-400 aircraft under 18-year operating leases.

                                    Alaska  Airlines Financial and Statistical Data

                                           Quarter Ended June 30           Six Months Ended June 30
                                                               %                                  %
Financial Data (in millions):           1996       1997    Change         1996        1997    Change
Operating Revenues:
Passenger                              $302.7    $326.0       7.7        $547.8     $603.5      10.2
Freight and mail                         22.1      21.9      (0.9)         40.8       39.3      (3.7)
Other - net                              16.8      18.1       7.7          33.4       34.8       4.2
Total Operating Revenues                341.6     366.0       7.1         622.0      677.6       8.9

Operating Expenses:
Wages and benefits                       94.8     106.7      12.6         186.3      205.9      10.5
Employee profit sharing                   0.0       3.0       NM            0.0        3.0       NM
Contracted services                       9.0       9.9      10.0          17.6       19.9      13.1
Aircraft fuel                            49.5      47.3      (4.4)         92.3      101.0       9.4
Aircraft maintenance                     14.3      16.2      13.3          27.9       31.0      11.1
Aircraft rent                            36.6      36.2      (1.1)         72.1       72.6       0.7
Food and beverage service                11.4      11.6       1.8          21.4       22.1       3.3
Commissions                              23.7      25.1       5.9          43.3       47.7      10.2
Other selling expenses                   16.3      15.7      (3.7)         30.9       31.8       2.9
Depreciation and amortization            13.8      13.9       0.7          28.0       27.7      (1.1)
Loss on sale of assets                    0.1       0.1       0.0           0.2        0.1       NM
Landing fees and other rentals           12.5      13.6       8.8          24.4       26.3       7.8
Other                                    22.3      24.6      10.3          43.6       47.9       9.9
Total Operating Expenses                304.3     323.9       6.4         588.0      637.0       8.3

Operating Income                         37.3      42.1      12.9          34.0       40.6      19.4

Interest income                           3.0       2.7                     5.7        5.1
Interest expense                         (7.6)     (6.5)                  (16.5)     (12.7)
Interest capitalized                      0.0       0.8                     0.0        1.5
Other - net                               0.4       0.8                     0.6        1.6
                                         (4.2)     (2.2)                  (10.2)      (4.5)

Income Before Income Tax                $33.1     $39.9                   $23.8      $36.1

Operating Statistics:
Revenue passengers (000)                3,005     3,114       3.6         5,581      5,884       5.4
RPMs (000,000)                          2,504     2,621       4.6         4,630      4,963       7.2
ASMs (000,000)                          3,809     3,829       0.5         7,309      7,410       1.4
Passenger load factor                    65.7%     68.5%   2.8 pts         63.3%      67.0%   3.7 pts
Breakeven load factor                    58.2%     59.4%   1.2 pts         60.9%      63.0%   2.1 pts
Yield per passenger mile                12.09c    12.44c      2.9         11.83c     12.16c      2.8
Operating revenue per ASM                8.97c     9.56c      6.6          8.51c      9.14c      7.5
Operating expenses per ASM               7.99c     8.46c      5.9          8.04c      8.60c      6.9
Fuel cost per gallon                     73.7c     69.5c     (5.6)         71.2c      76.2c      7.0
Fuel gallons (000,000)                   67.1      68.0       1.3         129.6      132.6       2.3
Average number of employees             7,511     8,265      10.0         7,404      8,093       9.3
Aircraft utilization (block hours)       11.5      11.5       0.0          11.2       11.3       0.9
Operating fleet at period-end              76        76       0.0            76         76       0.0
NM = Not Meaningful
c = cents