Form 10-Q
period 1997-09-30
ALASKA AIRLINES INC
filed 1997-10-27
CIK 3202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997.
OR
(  )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from  . . . . . .  to  . . . . . .

Commission file number  1-8957

ALASKA AIRLINES, INC.
(Exact name of registrant as specified in its charter)

           Alaska	92-0009235
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
Attached are the following Alaska Airlines, Inc. (the Company or Alaska) unaudited financial statements: (i) balance sheets as of September 30, 1997 and December 31, 1996; (ii) statements of income for the quarters and nine months ended September 30, 1997 and 1996; (iii) statement of shareholder's equity for the nine months ended September 30, 1997; and, (iv) statements of cash flows for the nine months ended September 30, 1997 and 1996. Also attached are the accompanying notes to the Company's financial statements that have changed significantly during the nine months ended September 30, 1997. These statements, which should be read in conjunction with the financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1996, include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The adjustments made were of a normal recurring nature.

The Company is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group) whose principal subsidiaries are Alaska Airlines, Inc. and Horizon Air Industries, Inc.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

Results of Operations
Third Quarter 1997 Compared with Third Quarter
Net income for the third quarter of 1997 was $40.2 million compared with a net income of $31.5 million in 1996. Operating income for the third quarter of 1997 was $69.3 million compared to $57.0 million for 1996. The larger operating income reflects higher passenger yields and lower fuel prices. Airline financial and statistical data is shown following the financial statements. A discussion of this data follows.

Operating income increased 21.6% to $69.3 million, resulting in a 16.5% operating margin as compared to a 14.9% margin in 1996. Operating revenue per available seat mile (ASM) increased 7.7% to 10.06 cents while operating expenses per ASM increased 5.7% to 8.40 cents.

The increase in revenue per ASM was due to a 9.0% increase in system passenger yield, offset by a modest decrease in passenger load factor. Most markets experienced increases in yields, including the three largest (Southern California, Seattle-Anchorage and Northern California). The higher load factor in 1996 was due to extremely low fares available in certain markets during 1996.

Other-net revenues increased 6.3% primarily due to increased revenues from Alaska's frequent flyer program.

The table below shows the major operating expense elements on a cost per ASM basis for Alaska for the third quarters of 1996 and 1997.

Alaska Airlines	Operating Expenses Per ASM (In Cents)
                               		1996    	1997    	Change    	% Change
Wages and benefits              	2.44	    2.67      	.23        	9
Employee profit sharing          	.19	     .16     	(.03)	      NM
Contracted services	              .22	     .26	      .04       	18
Aircraft fuel	                   1.38	    1.18     	(.20)     	(14)
Aircraft maintenance	             .32	     .43      	.11       	34
Aircraft rent                     .88 	    .90	      .02        	2
Food and beverage service	        .30	     .31      	.01        	3
Commissions                      	.63     	.72      	.09       	14
Other selling expenses	           .46	     .49      	.03        	7
Depreciation and amortization	    .35	     .35       	--       	--
Gain on sale of assets          	(.09)	   (.01)     	.08       	NM
Landing fees and other rentals   	.32	     .34	      .02        	6
Other	                            .55	     .60      	.05        	9
Alaska Airlines Total           	7.95	    8.40      	.45       	 6
NM = Not Meaningful
Alaska's higher unit costs were primarily due to increased labor and aircraft maintenance costs.  Significant unit cost changes are discussed below.

Employees increased 8.3% (primarily in reservations and customer service positions) to improve on-time performance, which improved from 73% on-time in 1996 to 78% on-time in 1997. Excluding profit sharing, average wages and benefits per employee were up 2.8% primarily due to higher pilot wage rates and higher health insurance costs. The net effect was that wages and benefits expense increased more than the ASM growth, resulting in a 9% increase in cost per ASM.

Effective for 1997, Alaska changed its profit sharing program so that eligible employees will receive their pro rata share of 10% of Alaska's adjusted pre-tax profits. Actual profit sharing is based on full year results and will be calculated and paid in early 1998.

Fuel expense per ASM decreased 14%, due to a 14% decrease in the price of fuel.

Maintenance expense per ASM increased 34% because Alaska performed more repair work that is expensed currently and less major airframe and engine overhaul work which is capitalized.

Commission expense per ASM increased 14%, in line with the 11% increase in passenger revenues.

Other expense per ASM increased 9%. The increase is primarily due to higher costs related to property taxes, flight crew hotels, employee hiring and communications.

Other Income (Expense) Non-operating expense decreased $2.4 million to $1.7 million primarily due to smaller average debt balances and lower interest rates on variable interest rate debt.

Nine Months 1997 Compared with Nine Months 1996
Net income for the nine months ended September 30, 1997 was $61.5 million, compared with a net income of $45.3 million in 1996. Operating income for the first nine months of 1997 increased 20.8% to $109.9 million, resulting in a 10.0% operating margin as compared to a 9.1% margin in 1996.

Operating revenue per ASM increased 7.6% to 9.47 cents while operating expenses per ASM increased 6.4% to 8.53 cents. The increase in revenue per ASM was due to a 2.2 point improvement in system passenger load factor combined with a 5.1% increase in system passenger yield.

Unit costs increased 6.4% due to a 9.0% increase in employees, increased pilot wage rates, $2.1 million more profit sharing expense, higher ground handling and security costs, increased aircraft maintenance expense and costs associated with higher load factors.

Income Tax Expense Accounting standards require the Company to provide for income taxes each quarter based on its estimate of the effective tax rate for the full year. The volatility of air fares and the seasonality of the Company's business make it very difficult to estimate full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as goodwill amortization and employee per diem costs. In estimating the 40.7% tax rate for the first nine months of 1997, the Company considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and the 38.8% tax rate used for full year 1996. This rate is evaluated each quarter and adjustments are made if necessary.

Liquidity and Capital Resources
The table below presents the major indicators of financial condition and liquidity.

                         	Dec 31, 1996   	Sep 30, 1997	   Change
                           (In millions, except debt-to-equity)
Cash and marketable securities 	$101.6	         $191.5    	$89.9
Working capital (deficit)		     (152.0)        		(97.1)   		54.9
Long-term debt and
  capital lease obligations    		217.8         		225.3     		7.5
Shareholders' equity		           357.0		         418.5    		61.5
Debt-to-equity	                38%:62%	        35%:65%       	NA

The Company's cash and marketable securities portfolio increased by $90 million during the first nine months of 1997. Operating activities provided $227 million of cash during this period. Additional cash was provided by the sale and leaseback of four B737-400 aircraft ($124 million) and issuance of long-term debt ($28 million). Cash was used for $225 million of capital expenditures including the purchase of two new MD-83 aircraft, three new B737-400 aircraft, a previously leased B737-200C aircraft, flight equipment deposits and airframe and engine overhauls, net repayment of short-term borrowings ($47 million) and the repayment of debt ($16 million).

In June 1997, Standard & Poors revised its outlook on Alaska to positive from stable, citing a stabilized competitive position and improving financial profile.

PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings
In October 1991, Alaska gave notice of termination of its code sharing and frequent flyer relationship with MarkAir, an airline based in the state of Alaska. Both companies have filed suit against one another in connection with that termination alleging breach of contract and other causes of action under state law. In June 1992, MarkAir filed for protection under Chapter 11 of the U.S. Bankruptcy Code and ceased operations in 1995. In June 1997 MarkAir claimed damages of $57 million (later revised to $70 million) in connection with Alaska's actions. If MarkAir were to prevail, the after-tax effect would be to reduce shareholders' equity by approximately $42 million or 10%. However, the Company believes that it has adequate defenses and is vigorously defending itself against the lawsuit.

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

In September 1997, the union contract governing approximately 1,800 Mechanic, Rampservice and related classifications at Alaska Airlines became amendable. The union and Alaska have begun negotiating a new contract. During October 1997, the Airline Pilots Association and Alaska agreed on a new 5 and 1/2 year contract (amendable in May 2002) covering Alaska's 1,075 pilots.

ITEM 6.  Exhibits and Reports on Form 8-K
(a)	Exhibit 27 - Financial data schedule.
(b)	No reports on Form 8-K were filed during the third quarter of 1997.

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIRLINES, INC.
Registrant

Date:  October 27, 1997


/s/ John F. Kelly
John F. Kelly
Chairman, President and Chief Executive Officer


/s/ Harry G. Lehr
Harry G. Lehr
Senior Vice President/Finance
(Principal Financial Officer)

BALANCE SHEET
Alaska Airlines, Inc.
ASSETS
                                                     Dec. 31,        Sept. 30,
(In Millions)                                             1996             1997
Current Assets
Cash and cash equivalents                                $49.2            $98.2
Marketable securities                                     52.4             93.3
Receivables from related companies                       100.1             78.1
Receivables - net                                         59.8             82.9
Inventories and supplies                                  28.6             25.6
Prepaid expenses and other assets                         76.8             59.0
Total Current Assets                                     366.9            437.1

Property and Equipment
Flight equipment                                         753.1            808.2
Other property and equipment                             236.0            259.7
Deposits for future flight equipment                      59.0             62.6
                                                       1,048.1          1,130.5
Less accumulated depreciation and amortization           282.4            312.0
                                                         765.7            818.5
Capital leases
Flight and other equipment                                44.4             44.4
Less accumulated amortization                             25.4             27.0
                                                          19.0             17.4
Total Property and Equipment - Net                       784.7            835.9

Intangible Assets - Subsidiaries                          15.0             14.6


Other Assets                                              81.3             79.0


Total Assets                                          $1,247.9         $1,366.6

See accompanying notes to financial statements.

BALANCE SHEET
Alaska Airlines, Inc.
LIABILITIES AND SHAREHOLDER'S EQUITY
                                                     Dec. 31,        Sept. 30,
(In Millions)                                             1996             1997
Current Liabilities
Accounts payable                                         $71.0            $68.8
Accrued aircraft rent                                     42.4             47.0
Accrued wages, vacation and payroll taxes                 44.1             54.5
Other accrued liabilities                                 74.3             97.7
Short-term borrowings
(Interest rate: 1996 - 5.6%)                              47.0               -
Air traffic liability                                    162.0            183.4
Note payable to related company                           54.0             54.0
Current portion of long-term debt and
  capital lease obligations                               24.1             28.8
Total Current Liabilities                                518.9            534.2

Long-Term Debt and Capital Lease Obligations             217.8            225.3
Other Liabilities and Credits
Deferred income taxes                                     65.6             88.0
Deferred income                                           11.1             16.1
Other liabilities                                         77.5             84.5
                                                         154.2            188.6


Shareholder's Equity                                       0.0              0.0
Common stock, $1 par value                                 0.0              0.0
  Authorized:  1,000 shares
  Issued:  1996 and 1997 - 500 shares                      0.0              0.0
  Capital in excess of par value                         225.8            225.8
Retained earnings                                        131.2            192.7
                                                         357.0            418.5
Total Liabilities and Shareholder's Equity            $1,247.9         $1,366.6

See accompanying notes to financial statements.

CONSOLIDATED STATEMENT OF INCOME
Alaska Airlines, Inc.
Three Months Ended September 30
(In Millions except Per share Amounts)                 1996           1997
Operating Revenues
Passenger                                             $344.3         $380.5
Freight and mail                                        22.6           22.9
Other - net                                             15.9           16.9
Total Operating Revenues                               382.8          420.3
Operating Expenses
Wages and benefits                                     108.0          118.5
Contracted services                                      9.1           11.0
Aircraft fuel                                           56.7           49.4
Aircraft maintenance                                    12.9           17.8
Aircraft rent                                           36.2           37.7
Food and beverage service                               12.2           12.7
Commissions                                             25.6           30.1
Other selling expenses                                  18.9           20.3
Depreciation and amortization                           14.3           14.4
Gain on sale of assets                                  (3.8)          (0.4)
Landing fees and other rentals                          13.0           14.1
Other                                                   22.7           25.4
Total Operating Expenses                               325.8          351.0
Operating Income                                        57.0           69.3
Other Income (Expense)
Interest income                                          2.7            3.3
Interest expense                                        (7.1)          (6.4)
Interest capitalized                                     0.1            0.8
Other - net                                              0.2            0.6
                                                        (4.1)          (1.7)
Income before income tax                                52.9           67.6
Income tax expense                                      21.4           27.4
Net Income                                             $31.5          $40.2

See accompanying notes to financial statements.

STATEMENT OF INCOME
Alaska Airlines, Inc.

Nine Months Ended September 30
(In Millions)                                          1996           1997
Operating Revenues
Passenger                                             $892.1         $984.0
Freight and mail                                        63.4           62.3
Other - net                                             49.3           51.6
Total Operating Revenues                             1,004.8        1,097.9
Operating Expenses
Wages and benefits                                     294.3          327.4
Contracted services                                     26.7           30.9
Aircraft fuel                                          148.9          150.4
Aircraft maintenance                                    40.8           48.8
Aircraft rent                                          108.4          110.2
Food and beverage service                               33.6           34.9
Commissions                                             69.0           77.9
Other selling expenses                                  49.8           52.2
Depreciation and amortization                           42.4           42.1
Gain on sale of assets                                  (3.6)          (0.3)
Landing fees and other rentals                          37.5           40.4
Other                                                   66.0           73.1
Total Operating Expenses                               913.8          988.0
Operating Income                                        91.0          109.9
Other Income (Expense)
Interest income                                          8.4            8.4
Interest expense                                       (23.6)         (19.1)
Interest capitalized                                     0.1            2.4
Other - net                                              0.7            2.1
                                                       (14.4)          (6.2)
Income before income tax                                76.6          103.7
Income tax expense                                      31.3           42.2
Net Income                                             $45.3          $61.5

See accompanying notes to financial statements.

STATEMENT OF SHAREHOLDER'S EQUITY
Alaska Airlines, Inc.
                                                   Capital in
                                          Common    Excess of   Retained
(In Millions)                              Stock    Par Value   Earnings     Total

Balances at December 31, 1996              $ -          $225.8     $131.2    $357.0

Net income for the nine months
  ended September 30, 1997                                           61.5      61.5

Balances at September 30, 1997             $ -          $225.8     $192.7    $418.5

See accompanying notes to financial statements.

STATEMENT OF CASH FLOWS
Alaska Airlines, Inc.
Nine Months Ended September 30  (In Millions)                 1996       1997
Cash flows from operating activities:
Net income                                                    $45.4      $61.5
Adjustments to reconcile net income to cash:
   Depreciation and amortization                               42.4       42.1
   Amortization of airframe and engine overhauls               20.9       21.6
   Gain on sale of assets                                      (3.6)      (0.3)
   Increase in deferred income taxes                           27.1       22.4
   Decrease (increase) in accounts receivable                   6.1       (1.1)
   Decrease in other current assets                             0.6       20.9
   Increase in air traffic liability                           43.0       21.3
   Increase in other current liabilities                       17.6       36.4
   Other-net                                                    5.6        2.4

Net cash provided by operating activities                     205.1      227.2
Cash flows from investing activities:
Proceeds from disposition of assets                            18.6        0.5
Purchases of marketable securities                            (45.6)    (236.2)
Sales and maturities of marketable securities                  75.4      195.2
Restricted deposits                                             0.3       (2.0)
Additions to flight equipment deposits                        (33.2)     (38.9)
Additions to property and equipment                          (141.4)    (186.2)

Net cash used in investing activities                        (125.9)    (267.6)
Cash flows from financing activities:
Proceeds from short-term borrowings                             -         56.4
Repayment of short-term borrowings                            (65.9)    (103.4)
Proceeds from sale and leaseback transactions                  85.6      124.3
Proceeds from issuance of long-term debt                        -         28.0
Long-term debt and capital lease payments                     (72.7)     (15.9)

Net cash used in financing activities                         (53.0)      89.4

Net increase in cash and cash equivalents                      26.2       49.0
Cash and cash equivalents at beginning of period               25.6       49.2
Cash and cash equivalents at end of period                    $51.8      $98.2
Supplemental disclosure of cash paid during the period for:
  Interest (net of amount capitalized)                        $23.7      $16.6
  Income taxes                                                  7.5        6.0
Noncash investing and financing activities:
  1997 - None
  1996 - Alaska Airlines transferred an MD-83 aircraft to Alaska Air Group in exchange for a $36 million receivable.

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS THAT HAVE CHANGED SIGNIFICANTLY DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1997
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

Note 2.	Commitments (See Note 6 to Financial Statements at December 31,
1996)
During the first nine months of 1997, Alaska's lease commitments increased approximately $200 million due to the sale and leaseback of four B737-400 aircraft under 18-year operating leases.

                                               Alaska  Airlines Financial and Statistical Data

                                                          Quarter Ended September 30          Nine Months Ended Sept. 30

Financial Data (in millions):             1996       1997   % Change         1996        1997  % Change
Operating Revenues:
Passenger                                $344.3    $380.5       10.5        $892.1     $984.0      10.3
Freight and mail                           22.6      22.9        1.3          63.4       62.3      (1.7)
Other - net                                15.9      16.9        6.3          49.3       51.6       4.7
Total Operating Revenues                  382.8     420.3        9.8       1,004.8    1,097.9       9.3

Operating Expenses:
Wages and benefits                        100.4     111.8       11.4         286.7      317.7      10.8
Employee profit sharing                     7.6       6.7        NM            7.6        9.7       NM
Contracted services                         9.1      11.0       20.9          26.7       30.9      15.7
Aircraft fuel                              56.7      49.4      (12.9)        148.9      150.4       1.0
Aircraft maintenance                       12.9      17.8       38.0          40.8       48.8      19.6
Aircraft rent                              36.2      37.7        4.1         108.4      110.2       1.7
Food and beverage service                  12.2      12.7        4.1          33.6       34.9       3.9
Commissions                                25.6      30.1       17.6          69.0       77.9      12.9
Other selling expenses                     18.9      20.3        7.4          49.8       52.2       4.8
Depreciation and amortization              14.3      14.4        0.7          42.4       42.1      (0.7)
Gain on sale of assets                     (3.8)     (0.4)       NM           (3.6)      (0.3)      NM
Landing fees and other rentals             13.0      14.1        8.5          37.5       40.4       7.7
Other                                      22.7      25.4       11.9          66.0       73.1      10.8
Total Operating Expenses                  325.8     351.0        7.7         913.8      988.0       8.1

Operating Income                           57.0      69.3       21.6          91.0      109.9      20.8

Interest income                             2.7       3.3                      8.4        8.4
Interest expense                           (7.1)     (6.4)                   (23.6)     (19.1)
Interest capitalized                        0.1       0.8                      0.1        2.4
Other - net                                 0.2       0.6                      0.7        2.1
                                           (4.1)     (1.7)                   (14.4)      (6.2)

Income Before Income Tax                  $52.9     $67.6                    $76.6     $103.7

Operating Statistics:
Revenue passengers (000)                  3,420     3,441        0.6         9,001      9,325       3.6
RPMs (000,000)                            2,893     2,933        1.4         7,524      7,896       4.9
ASMs (000,000)                            4,100     4,179        1.9        11,409     11,589       1.6
Passenger load factor                      70.6%     70.2%   (0.4)pts         65.9%      68.1%   2.2 pts
Breakeven load factor                      59.7%     56.6%   (3.1)pts         60.4%      60.5%   0.1 pts
Yield per passenger mile                  11.90c    12.97c       9.0         11.86c     12.46c      5.1
Operating revenue per ASM                  9.34c    10.06c       7.7          8.81c      9.47c      7.6
Operating expenses per ASM                 7.95c     8.40c       5.7          8.01c      8.53c      6.4
Fuel cost per gallon                       77.6c     66.9c     (13.8)         73.5c      72.8c     (0.9)
Fuel gallons (000,000)                     73.1      73.9        1.1         202.7      206.4       1.8
Average number of employees               7,877     8,534        8.3         7,562      8,240       9.0
Aircraft utilization (block hours)         11.9      11.9        0.0          11.4       11.5       0.9
Operating fleet at period-end                 75        78       4.0             75         78      4.0
NM = Not Meaningful
c=cents