Form 10-K405
period 1997-12-31
ALASKA AIRLINES INC
filed 1998-02-10
CIK 3202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 	1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 1997
OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 	1934 [NO FEE REQUIRED]

For the transition period from  . . . . . . . .  to  . . . . . . . .

Commission File Number  0-19978


ALASKA AIRLINES, INC.
(Exact name of registrant as specified in its charter)

Alaska
(State or other jurisdiction of incorporation or organization)

92-0009235
(I.R.S. Employer Identification No.)


19300 Pacific Highway South, Seattle, Washington 98188
(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (206) 431-7079

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock, $1.00 Par Value

	As of December 31, 1997, common shares outstanding totaled 500.

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

GENERAL INFORMATION
Alaska Airlines, Inc. (Alaska or the Company) is a wholly owned subsidiary of Alaska Air Group, Inc. Alaska Air Group, Inc. is a holding company that also owns Horizon Air Industries, Inc. (Horizon). Alaska is a major airline that was organized in 1932 and incorporated in the state of Alaska in 1937. Alaska became a wholly owned subsidiary of Alaska Air Group, Inc. in 1985 pursuant to a reorganization of Alaska into a holding company structure. Alaska Air Group, Inc. is a registrant pursuant to Section 12(b) of the Securities and Exchange Act of 1934 (Commission File No. 1-8957). Alaska's executive offices are located at 19300 Pacific Highway South, Seattle, Washington 98188. In 1997, Alaska accounted for 83% of Alaska Air Group, Inc.'s total operating revenues.

Horizon, a Washington corporation, began service in 1981 and was acquired by Alaska Air Group, Inc. in 1986. Horizon is a regional airline, that operates in the Pacific Northwest, Northern California and Western Canada.

Operations
Alaska serves 35 cities in six states (Alaska, Washington, Oregon, California, Nevada and Arizona), one city in Canada, four cities in Mexico and five cities in Russia. In each year since 1973, Alaska has carried more passengers between Alaska and the U.S. mainland than any other airline. In 1997, Alaska carried 12.3 million passengers. Passenger traffic within Alaska and between Alaska and the U.S. mainland accounted for 26% of Alaska's 1996 revenue passenger miles, West Coast traffic accounted for 66%, the Mexico markets 8% and Russia less than 1%. Based on passenger enplanements, Alaska's leading airports are Seattle, Portland, Anchorage and Los Angeles. Based on revenues, its leading nonstop routes are Seattle-Anchorage, Seattle-Los Angeles and Seattle-San Diego. At December 31, 1997, Alaska's operating fleet consisted of 78 jet aircraft.

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

The majority of Alaska flights and certain Northwest Airlines flights are dual-designated in airline computer reservation systems as Alaska Airlines and Northwest Airlines in order to facilitate feed traffic between the two airlines. Alaska Airlines also serves three smaller cities in California, three in Washington, and many small communities in Alaska through code share marketing agreements with local carriers.


BUSINESS RISKS
The Company's operations and financial results are subject to various uncertainties such as intense competition, volatile fuel prices, a largely unionized labor force, the need to finance large capital expenditures, government regulation, potential aircraft incidents and general economic conditions.

Competition
Competition in the air transportation industry is intense. Any domestic air carrier deemed fit by the DOT is allowed to operate scheduled passenger service in the United States. Currently, Alaska carries approximately 2.1% of all U.S. domestic passenger traffic. Alaska competes with one or more domestic or foreign airlines on most of its routes. Some of these competitors are substantially larger than Alaska and Horizon, have greater financial resources and have more extensive route systems. Alaska's primary competitors in the West Coast, Arizona and Nevada markets are America West, Delta, Reno Air, Shuttle by United, Southwest Airlines, United and United Express. Alaska also competes with Air Canada, America West, Canadian Airlines, Continental, Delta, Reno Air and United in the Lower 48-to-Alaska market, and with Aeromexico, America West, Delta and Mexicana in its Mexico markets.
Some of these competitors are substantially larger than Alaska, have greater financial resources and have more extensive route systems.

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

Fuel
Fuel costs represented 15% of the Company's total operating expenses in 1997. Fuel prices, which can be volatile and are largely outside of the Company's control, can have a significant impact on the Company's operating results. Currently, a one cent change in the fuel price per gallon affects annual fuel costs by approximately $2.8 million. The Company has in the past hedged against its exposure to fluctuations in the price of jet fuel, but does not currently do so. The Company evaluates hedging strategies on an ongoing basis.

Unionized Labor Force
Labor costs represented 33% of the Company's total operating expenses in 1997. Wage rates can have a significant impact on the Company's operating results. At December 31, 1997, labor unions represented 88% of Alaska's employees. The air transportation industry is regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions. The Company cannot predict the outcome of union contract negotiations nor control actions (e.g. work stoppage or slowdown) unions might take to try to influence those negotiations.

Leverage and Future Capital Requirements
The Company, like many airlines, is highly leveraged, which increases the volatility of its earnings. Due to high fixed costs, including aircraft lease commitments, a decrease in revenues could result in a disproportionately greater decrease in earnings. In addition, the Company has an ongoing need to finance new aircraft deliveries and there is no assurance that such financing will be available in sufficient amounts or on acceptable terms. See Item 7 for management's discussion of liquidity and capital resources.

Government Regulation; International Routes
The Company, like other airlines, is subject to regulation by the Federal Aviation Administration (FAA) and the United States Department of Transportation (DOT). The FAA, under its mandate to ensure aviation safety, has the authority to ground aircraft and to suspend temporarily or revoke permanently the authority of an air carrier or its licensed personnel for failure to comply with Federal Aviation Regulations and to levy civil penalties for such failure. The DOT has the authority to regulate certain airline economic functions including financial and statistical reporting, consumer protection, computerized reservations systems, essential air transportation and international route authority. The Company is subject to bilateral agreements between the United States and the foreign countries to which the Company provides service. There can be no assurance that existing bilateral agreements between the United States and the foreign governments will continue or that the Company's designation to operate such routes will continue.

Risk of Loss and Liability; Weather
The Company, like other airlines, is exposed to potential catastrophic losses in the event of aircraft accidents or terrorist incidents. Consistent with industry standards, the Company maintains insurance against such losses. However, any aircraft accident, even if fully insured, could cause a negative public perception of the Company with adverse financial consequences. Unusually adverse weather, as occurred during December 1996 in the Pacific Northwest, can significantly reduce flight operations, resulting in lost revenues and added expenses.

OTHER INFORMATION
Frequent Flyer Program
All major airlines have developed frequent flyer programs as a way of increasing passenger loyalty. Alaska's Mileage Plan allows members to earn mileage by flying on Alaska, Horizon and other participating airlines, and by using the services of non-airline partners, which include a credit card partner, telephone companies, hotels and car rental agencies. Alaska is paid by non-airline partners for the miles it credits to member accounts. Alaska has the ability to change the Mileage Plan terms, conditions, partners, mileage credits and award levels.

Mileage can be redeemed for free or discounted travel and for other travel industry awards. Upon accumulating the necessary mileage, members notify Alaska of their award selection. Over 70% of the flight awards selected are subject to blackout dates and capacity-controlled seating. Effective in January 1996, miles have no expiration. As of the year end 1996 and 1997, Alaska estimates that 504,000 and 652,000 round trip flight awards could have been redeemed by Mileage Plan members who have mileage credits exceeding the 20,000 mile free round trip domestic ticket award threshold. At December 31, 1997, fewer than 4% of these flight awards were issued and outstanding. For the years 1995, 1996 and 1997, approximately 242,000, 173,000 and 185,000 round trip flight awards were redeemed and flown on Alaska and Horizon. These awards represent approximately 7% for 1995, 4% for 1996, and 3% for 1997, of the total passenger miles flown for each period.

Alaska maintains a liability for its Mileage Plan obligation which is based on its total miles outstanding, less an estimate for miles that will never be redeemed. The net miles outstanding are allocated between those credited for travel on Alaska, Horizon or other airline partners and those credited for using the services of non-airline partners.
Miles credited for travel on Alaska, Horizon or other airline partners are accrued at Alaska's incremental cost of providing the air travel. The incremental cost includes the cost of meals, fuel, reservations and insurance. The incremental cost does not include a contribution to overhead, aircraft cost or profit. A portion of the proceeds received from non-airline partners is also deferred. At December 31, 1996 and 1997, the total liability for miles outstanding was $17.3 million and $22.3 million, respectively.

Employees
Alaska had 8,578 active full-time and part-time employees at December 31, 1997. The following is a summary of Alaska's union contracts as of December 31, 1997:

                                            			Number of
	Union                   	Employee Group      	Employees  	Contract Status

International	            Mechanic, Rampservice 	1,786 	  Amendable 9/1/97
Association of           	and related                  			  In negotiation
Machinists and           	classifications
Aerospace Workers
                        		Clerical, Office and  	3,094	   Amendable 5/20/99
		                        Passenger Service

Air Line Pilots 	         Pilots                	1,085    	Amendable 5/1/03
Association International

Association of	           Flight Attendants     	1,491 	  Amendable 3/14/99
Flight Attendants

Mexico Workers           	Mexico Airport           	61  	  Amendable 4/1/98
Association	Personnel
of Air Transport

Transport Workers        	Dispatchers	              16  	  Amendable 2/9/02
Union of America


ITEM 2.	PROPERTIES

Aircraft
The following table describes the aircraft operated by Alaska and their average age at December 31, 1997.
                     	Passenger							                  	Average Age
Aircraft Type	         Capacity 		Owned		Leased 		Total	   	in Years
Boeing 737-200C	            111      	7      	1      	8     	17.4
Boeing 737-400	             140      	3     	25	     28      	3.9
McDonnell Douglas MD-80    	140     	16     	26     	42	      8.2
                                   		26     	52     	78      	7.6

Twelve of the 26 aircraft owned by Alaska as of December 31, 1997 are subject to liens securing long-term debt. Alaska's leased B737-200C, B737-400 and MD-80 aircraft have lease expiration dates in 1999, between 2002 and 2015, and between 1998 and 2013, respectively. Alaska has the option to extend most of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the then fair market value of the aircraft. For information regarding obligations under capital leases and long-term operating leases, see Notes to Financial Statements.

Special noise ordinances or agreements restrict the type of aircraft, the timing and the number of flights operated by Alaska and other air carriers at four Los Angeles area airports plus San Diego, Palm Springs, San Francisco and Seattle. At December 31, 1997, all of Alaska's aircraft meet the Stage 3 noise requirements under the Airport Noise and Capacity Act of 1990.

Ground Facilities and Services
Alaska leases ticket counter, gates, cargo and baggage, office space and other support areas at the majority of the airports it serves. Alaska also owns terminal buildings at various Alaska cities.

Alaska has centralized operations in several buildings located at or near Seattle-Tacoma International Airport (Sea-Tac) in Seattle, Washington. The owned buildings, including land unless located on leased airport property, include: a three-bay hangar facility with maintenance shops; a flight operations and training center; an air cargo facility; a reservations and office facility; a four-story office building; its corporate headquarters; and two storage warehouses.
Alaska also leases a two-bay hangar/office facility at Sea-Tac.

Alaska's other major facilities include: a regional headquarters building, an air cargo facility (completed in 1997) and a leased hangar/office facility in Anchorage; a Phoenix reservations center; and a leased two-bay maintenance facility in Oakland.

ITEM 3.	LEGAL PROCEEDINGS

In October 1991, Alaska gave notice of termination of its code sharing and frequent flyer relationship with MarkAir, an airline based in the state of Alaska. Both companies have filed suit against one another in connection with that termination asserting breach of contract and other claims under state law. In June 1992, MarkAir filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In June 1997, MarkAir claimed damages of $57 million (later revised to $70 million) in connection with Alaska's actions. In January 1998, MarkAir's counsel notified the Company that, after application of attorneys' fees and prejudgement interest, its total claim was between $104 and $140 million. If MarkAir were to prevail at the $140 million amount, the after-tax effect would be to reduce shareholders' equity by approximately $84 million or 19%. However, the Company believes that it has valid defenses and is vigorously defending itself against the lawsuit. Trial is scheduled to begin in July 1998.

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
RESULTS OF OPERATIONS

Industry Conditions
During 1997, as part of the Taxpayer Relief Act, the 10% passenger ticket tax was replaced with a new system that combines a percentage tax with a per passenger segment fee. Effective October 1, 1997, the ticket tax is 9% plus $1 per segment. The percentage tax is scheduled to decrease over time and the segment fee is scheduled to increase. The $6 international departure tax has increased to $12 and a new $12 international arrival tax has been added. However, the Act retains the $6 rate for travel between Alaska and the U.S. mainland. This tax and the international taxes will be indexed to the CPI beginning January 1, 1999. The Taxpayer Relief Act also included these items that will affect the Company and the airline industry: (a) a new tax of 7.5% on payments to air carriers for the sale of miles in frequent flyer programs; (b) a phased-in increase from 50% to 80% for the deductible percentage of per diems paid to flight crews; and (c) faster cost recovery for alternative minimum tax purposes of aircraft purchased in 1999 and later years.

During 1996, fuel prices increased significantly for the Company and most of its competitors (approximately 20% or 12 cents per gallon over 1995 levels for Alaska Airlines). During 1997, fuel prices decreased approximately 3.5% from 1996 levels.

RESULTS OF OPERATIONS
1997 Compared with 1996 Net income in 1997 was $76.0 million, compared with $45.6 million in 1996. Operating income was $134.3 million in 1997 compared to $90.0 million in 1996. Severe winter storms, high fuel prices and matching of competitors' lower fares adversely affected the 1996 fourth quarter. Airline financial and statistical data is shown following the financial statements. A discussion of this data follows.

Operating income increased 49.2% to $134.3 million, resulting in a 9.3% operating margin as compared to a 6.9% margin in 1996. 1997 operating revenue per available seat mile (ASM) increased 7.8% to 9.38 cents while operating expenses per available seat mile increased 5.1% to 8.51 cents.

The increase in revenue per ASM was due to a 7.1% increase in system passenger yield combined with a 1.3 point improvement in passenger load factor. Most markets, including the three largest (Pacific Northwest - Southern California, Seattle - Anchorage and Pacific Northwest - Northern California), experienced increases in yields. Most markets also experienced increases in load factor including the Seattle-Anchorage market, which had a 4.9 point improvement. The higher yields and load factors reflect a more stabilized competitive environment in 1997.

Freight and mail revenues decreased 3.6% in the first half of 1997 due to more competition and increased 4.1% in the second half due to increased cargo capacity and higher mail rates.

Other-net revenues were essentially unchanged because an additional $5 million of proceeds from partners in Alaska's frequent flyer program were offset by a similar increase in the frequent flyer award liability.

The table below shows the major operating expense elements on a cost per available seat mile (ASM) basis in 1996 and 1995.

Alaska Airlines       	Operating Expenses Per ASM (In Cents)
                             		1996 	1997 	Change  	% Change
Wages and benefits            	2.57 	2.74    	.17     	7
Employee profit sharing	        .01  	.08    	.07    	NM
Contracted services	            .25  	.28    	.03    	12
Aircraft fuel                 	1.35 	1.29   	(.06)   	(4)
Aircraft maintenance	           .38  	.44    	.06    	16
Aircraft rent	                  .98  	.96   	(.02)   	(2)
Food and beverage service	      .30  	.30     	--    	--
Commissions	                    .59  	.65    	.06    	10
Other selling expenses	         .43  	.41   	(.02)   	(5)
Depreciation and amortization	  .38	  .37   	(.01)   	(3)
Gain on sale of assets        	(.06) (.01)   	.05    	NM
Landing fees and other rentals	 .33  	.34    	.01     	3
Other                          	.59  	.66    	.07    	12
Alaska Airlines Total	         8.10 	8.51    	.41    	 5
NM = Not Meaningful

Alaska's higher unit costs were primarily due to increased labor costs. Significant unit cost changes are discussed below.

Employees increased 7.6% (primarily in reservations and customer service positions) to service the 4.1% increase in passengers and also to improve on-time within 15 minutes flight departure performance, which improved from 77% on-time in 1996 to 82% on-time in 1997. Excluding profit sharing, average wages and benefits per employee were up 2.7%, primarily due to higher pilot wage rates and higher health insurance costs. The net effect was that wages and benefits expense increased more than the ASM growth, resulting in a 7% increase in cost per ASM. Profit sharing expense increased the cost per ASM by .07 cents. Effective for 1997, Alaska changed its profit sharing program so that eligible employees will receive their pro rata share of 10% of Alaska's adjusted pre-tax profits starting with the first dollar of pre-tax profits.

Fuel expense per ASM decreased 4%, primarily due to a 3.5% decrease in the price of fuel.

Maintenance expense per ASM increased 16% because significantly more engine repair expense was incurred in 1997 and a smaller proportion of airframe maintenance costs were capitalized.

Commission expense per ASM increased 10%, less than the 13% increase in passenger revenues because a lower percentage of sales were made by travel agents. In addition, the commission rate paid to travel agents decreased from 10% to 8% for sales made after September 30, 1997. The gain on sale of assets in 1996 is primarily due to the sale of three jet aircraft.

Other expense per ASM increased 12%, primarily due to higher costs related to property and other taxes, flight crew hotels, employee hiring and communications.

Nonoperating Income (Expense) Nonoperating expense decreased from $15.5 million to $6.9 million, primarily due to smaller average debt balances, lower interest rates on variable interest rate debt and more interest capitalized.

LIQUIDITY AND CAPITAL RESOURCES
The table below presents the major indicators of financial condition and liquidity.
                               	Dec. 31, 1996  	Dec. 31, 1997  	  Change
                               (In millions, except debt-to-equity)
Cash and marketable securities	        $101.6          $212.4 	   $110.8
Working capital (deficit)		            (152.0)       		(151.4)     		0.6
Long-term debt and
  capital lease obligations	           	217.8         		215.3     		(2.5)
Shareholders' equity		                  357.0		         433.0     		76.0

Debt-to-equity                       	38%:62%        	33%:67%        	NA

1997 Financial Changes The Company's cash and marketable securities portfolio increased by $111 million during 1997. Operating activities provided $323 million of cash during this period including $122 million received from Air Group. Additional cash was provided by the sale and leaseback of four B737-400 aircraft ($124 million) and issuance of long-term debt ($28 million). Cash was used for $293 million of capital expenditures including the purchase of two new MD-83 aircraft, three new B737-400 aircraft, a previously leased B737-400 aircraft, flight equipment deposits and airframe and engine overhauls, net repayment of short-term borrowings ($47 million) and the repayment of debt ($26 million).

Like most airlines, the Company has a working capital deficit. The existence of a working capital deficit has not in the past impaired the Company's ability to meet its obligations as they become due and it is not expected to do so in the future.

Financing Arrangements   During 1997, Alaska sold four B737-400 aircraft
and leased them back for 18 years.

In November 1997, Standard & Poors raised its corporate credit rating on Alaska to double B minus from single B plus, citing a stabilized competitive position and improving financial profile.

Commitments During 1997, Alaska's lease commitments increased approximately $194 million due to the sale and leaseback of four B737-400 aircraft. In addition, Alaska ordered 15 Boeing 737 series aircraft along with an option to acquire 10 more. The value of the orders is approximately $510 million. Alaska expects to finance the new planes with either leases, long-term debt or internally generated cash.

At December 31, 1997, the Company had firm orders for 24 aircraft with a total cost of approximately $795 million as set forth below.

                       	Delivery Period - Firm Orders
Aircraft		        1998  	1999  	2001  	2002   	Total
Boeing B737-400	    	9	     2    	--    	--      	11
Boeing B737-700		   --     	3	    --	    --	       3
Boeing B737-900		   --    	--     	5     	5      	10
Total		              9     	5     	5     	5      	24

Cost (Millions) 		$288  	$157  	$175  	$175    	$795

The Company accrues the costs associated with returning leased aircraft over the lease period. As leased aircraft are retired, the costs are charged against the established reserve. At December 31, 1997, $40 million was reserved for leased aircraft returns.

Deferred Taxes At December 31, 1997, net deferred tax liabilities were $64 million, which includes $114 million of net temporary differences offset by $50 million of Alternative Minimum Tax (AMT) credits. The Company believes that all of its deferred tax assets, including its AMT credits, will be realized through profitable operations.

Year 2000 Computer Issue During the past eight years, the Company has been engaged in a number of projects to improve its information technology infrastructure. The Company expects to complete these projects during 1998 and 1999 at an estimated cost of $5 to $10 million. As a result of these activities, the Company's systems will be Year 2000 compliant. The direct cost of projects solely intended to correct Year 2000 problems is expected to be less than $1 million.


ITEM 8.	FINANCIAL STATEMENTS

See Item 14.


ITEM 9.	DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART IV


ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS
	ON FORM 8-K

(a) 	(1)	Financial Statements
                                                               		Page(s)
	Balance Sheet as of December 31, 1996 and 1997	                   12-13
	Statement of Income for the years ended
	  December 31, 1995, 1996 and 1997	                                  14
	Statement of Shareholder's Equity for the years ended
	  December 31, 1995, 1996 and 1997                                  	15
	Statement of Cash Flows for the years ended December 31, 1995,
	  1996 and 1997	                                                     16
	Notes to Financial Statements as of December 31, 1997	            17-22
	Report of Independent Public Accountants	                            24


	(2)	Financial Statement Schedule II, Valuation and Qualifying
		  Accounts, for the years ended December 31, 1995, 1996 and 1997   	25

	(3)	Exhibits
		See Exhibit Index on page 26.

(b)	A report on Form 8-K announcing orders for 15 Boeing 737 aircraft was filed on November 20, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIRLINES, INC.


By: 	/s/ John F. Kelly							Date: February 10, 1998
	John F. Kelly
	Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 10, 1998 on behalf of the registrant and in the capacities indicated.

		/s/ John F. Kelly			Chairman, Chief Executive Officer, President and
		John F. Kelly			    Director

		/s/ Harry G. Lehr			Senior Vice President/Finance
		Harry G. Lehr			    (Principal Financial Officer)

		/s/ Bradley D. Tilden			Controller
		Bradley D. Tilden			(Principal Accounting Officer)

		/s/ Ronald F. Cosgrave		Director
		Ronald F. Cosgrave

		/s/ Mary Jane Fate			Director
		Mary Jane Fate

		/s/ R. Marc Langland			Director
		R. Marc Langland

		 /s/ Robert L. Parker, Jr.		Director
			Robert L. Parker, Jr.

BALANCE SHEET
Alaska Airlines, Inc.
ASSETS

As of December 31  (In Millions)                              1996         1997

Current Assets
Cash and cash equivalents                                    $49.2       $102.3
Marketable securities                                         52.4        110.1
Receivables from related companies                           100.1          4.3
Receivables - less allowance for doubtful accounts
 (1996 - $1.2; 1997 - $1.2)                                   59.8         65.5
Inventories and supplies                                      28.6         26.5
Prepaid expenses and other assets                             76.8         86.6

Total Current Assets                                         366.9        395.3

Property and Equipment
Flight equipment                                             788.8        886.4
Other property and equipment                                 200.4        222.8
Deposits for future flight equipment                          58.9         80.0
                                                           1,048.1      1,189.2
Less accumulated depreciation & amortization                 282.4        324.6
                                                             765.7        864.6
Capital leases:
Flight and other equipment                                    44.4         44.4
Less accumulated amortization                                 25.4         27.5
                                                              19.0         16.9
                                                               0.0          0.0
Total Property and Equipment - Net                           784.7        881.5

Intangible Assets                                             15.0         14.5

Other Assets                                                  81.3         79.4


Total Assets                                              $1,247.9     $1,370.7

See accompanying notes to financial statements.

BALANCE SHEET
Alaska Airlines, Inc.
LIABILITIES AND SHAREHOLDER'S EQUITY

As of December 31  (In Millions)                              1996         1997

Current Liabilities
Accounts payable                                             $71.0       $106.6
Accrued aircraft rent                                         42.4         47.7
Accrued wages, vacation and payroll taxes                     44.1         60.5
Other accrued liabilities                                     74.3         83.0
Short-term borrowings
(Interest rate: 1996 - 5.6%)                                  47.0           -
Air traffic liability                                        162.0        166.2
Note payable to related company                               54.0         54.0
Current portion of long-term debt and
  capital lease obligations                                   24.1         28.7
                                                               0.0          0.0
Total Current Liabilities                                    518.9        546.7
                                                               0.0          0.0
Long-Term Debt & Capital Lease Obligations                   217.8        215.3

Other Liabilities and Credits
Deferred income taxes                                         65.6         72.2
Deferred income                                               11.1         15.4
Other liabilities                                             77.5         88.1
                                                             154.2        175.7

Commitments

Shareholder's Equity
Common stock, $1 par value
  Authorized:  1,000 shares
  Issued:  1996 and 1997 - 500 shares                          -            -
  Capital in excess of par value                             225.8        225.8
Retained earnings                                            131.2        207.2
                                                             357.0        433.0

Total Liabilities and Shareholder's Equity                $1,247.9     $1,370.7

See accompanying notes to financial statements.

STATEMENT OF INCOME
Alaska Airlines, Inc.

Year Ended December 31
(In Millions)                                    1995       1996          1997
Operating Revenues
Passenger                                      $994.7    $1,146.8      $1,297.0
Freight and mail                                 84.1        82.7          82.9
Other - net                                      63.5        67.8          68.0
Total Operating Revenues                      1,142.3     1,297.3       1,447.9
Operating Expenses
Wages and benefits                              342.2       384.5         435.9
Contracted services                              35.1        36.9          42.5
Aircraft fuel                                   153.6       200.5         199.7
Aircraft maintenance                             45.2        57.1          67.4
Aircraft rent                                   137.7       146.0         148.5
Food and beverage service                        42.4        44.2          46.7
Commissions                                      75.3        88.7         100.8
Other selling expenses                           55.6        64.3          63.9
Depreciation and amortization                    58.2        55.9          56.9
Loss (gain) on sale of assets                     0.1        (9.3)         (1.2)
Landing fees and other rentals                   45.5        49.9          53.1
Other                                            79.1        88.6          99.4
Total Operating Expenses                      1,070.0     1,207.3       1,313.6
Operating Income                                 72.3        90.0         134.3
Nonoperating Income (Expense)
Interest income                                  10.3        11.5          12.2
Interest expense                                (40.3)      (29.7)        (25.0)
Interest capitalized                               -          0.6           3.4
Other - net                                       1.6         2.1           2.5
                                                (28.4)      (15.5)         (6.9)
Income before income tax                         43.9        74.5         127.4
Income tax expense                               19.1        28.9          51.4
Net Income                                      $24.8       $45.6         $76.0

See accompanying notes to financial statements.

STATEMENT OF SHAREHOLDER'S EQUITY
Alaska Airlines, Inc.
                                                 Capital in
                                       Common     Excess of    Retained
(In Millions)                           Stock     Par Value    Earnings      Total

Balances at December 31, 1994           $ -           $225.8       $60.8     $286.6


1995 net income                                                     24.8       24.8

Balances at December 31, 1995             -            225.8        85.6      311.4


1996 net income                                                     45.6       45.6

Balances at December 31, 1996             -            225.8       131.2      357.0


1997 net income                                                     76.0       76.0

Balances at December 31, 1997           $ -           $225.8      $207.2     $433.0

See accompanying notes to financial statements.

STATEMENT OF CASH FLOWS
Alaska Airlines, Inc.
Year Ended December 31  (In Millions)                1995      1996       1997
Cash flows from operating activities:
Net income                                         $24.8       $45.6      $76.0
Adjustments to reconcile net income to cash:
   Depreciation and amortization                    58.2        55.9       56.9
   Amortization of airframe and engine ovhls.       22.0        28.9       29.6
   Loss (gain) on disposition of assets              0.1        (9.3)      (1.2)
   Increase in deferred income taxes                16.1         8.2        6.6
   Decrease (increase) in accounts receivable      (25.1)       14.2       90.1
   Increase in other current assets                (12.6)      (10.5)      (7.6)
   Increase in air traffic liability                 0.4        38.3        4.0
   Increase in other current liabilities            21.5        25.7       66.2
   Other-net                                        (1.0)        6.0        2.6
Net cash provided by operating activities          104.4       203.0      323.2
Cash flows from investing activities:
Proceeds from disposition of assets                  2.5        53.0        4.5
Purchases of marketable securities                (169.4)      (53.5)    (443.6)
Sales and maturities of marketable securities      153.5       110.4      385.9
Restricted deposits                                 (1.4)        0.1       (3.2)
Flight equipment deposits returned                   8.9         -          -
Additions to flight equipment deposits               -         (41.3)     (56.4)
Additions to property and equipment                (87.9)     (188.6)    (236.6)
Net cash used in investing activities              (93.8)     (119.9)    (349.4)
Cash flows from financing activities:
Proceeds from short-term borrowings                 69.9        47.0       56.4
Repayment of short-term borrowings                 (29.0)      (65.9)    (103.4)
Loan repayments to Alaska Air Group                 (3.6)      (10.8)       -
Proceeds from sale and leaseback transactions       56.0        85.6      124.2
Proceeds from issuance of long-term debt             -           -         28.0
Long-term debt and capital lease payments          (89.6)     (115.4)     (25.9)
Net cash provided by (used in)
 financing activities                                3.7       (59.5)      79.3
Net increase in cash and cash equivalents           14.3        23.6       53.1
Cash and cash equivalents at beginning of year      11.3        25.6       49.2
Cash and cash equivalents at end of year           $25.6       $49.2     $102.3
Supplemental disclosure of cash paid during the year for:
  Interest (net of amount capitalized)             $41.1       $30.0      $21.9
  Income taxes                                       0.3        21.4       26.6
Noncash investing and financing activities:        None        None       None

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
Alaska Airlines, Inc.
December 31, 1997

Note 1.	Summary of Significant Accounting Policies

Organization and Nature of Operations
Alaska Airlines, Inc. (Alaska), an Alaska corporation, is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group), a Delaware corporation. Air Group is also the parent company of Horizon Air Industries, Inc. (Horizon). The Company is a major airline serving Alaska, the West Coast, Mexico and Eastern Russia. It operates an all jet fleet and its average passenger trip is 846 miles.

Basis of Presentation
Preparation of financial statements requires the use of management's estimates. Actual results could differ from those estimates. Certain reclassifications have been made in prior years' financial statements to conform to the 1997 presentation.

Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less. They are carried at cost, which approximates market. The Company reduces its cash balance when checks are disbursed. Due to the time delay in checks clearing the banks, the Company normally maintains a negative cash balance on its books which is reported as a current liability. The amount of the negative cash balance was $10.8 million and $9.0 million at December 31, 1996 and 1997, respectively.

Inventories and Supplies
Expendable and repairable aircraft parts, as well as other materials and supplies, are stated at average cost. An allowance for obsolescence is accrued on a straight-line basis over the estimated useful lives of the aircraft. Inventories related to the retired B727 fleet and other surplus items are carried at their net realizable value. The allowance at December 31, 1996 and 1997 for all inventories was $12.1 million and $12.6 million, respectively.

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

Intangible Assets-Subsidiaries
The excess of the purchase price over the fair value of net assets acquired is recorded as an intangible asset and is amortized over 40 years. Accumulated amortization at December 31, 1996 and 1997 was $5.4 million and $5.9 million, respectively.

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

Frequent Flyer Awards
Alaska operates a frequent flyer award program that provides travel awards to members based on accumulated mileage. The estimated incremental cost of providing free travel is recognized as an expense and accrued as a liability as miles are accumulated. Alaska also defers recognition of income on a portion of the payments it receives from travel partners associated with its frequent flyer program. The frequent flyer award liability is relieved as travel awards are issued.

Contracted Services
Contracted services includes the expenses for aircraft ground handling, security, temporary employees and other similar services.

Other Selling Expenses
Other selling expenses includes credit card commissions, computerized reservations systems (CRS) charges, advertising and promotional costs. The costs of advertising are expensed the first time the advertising takes place. Advertising expense was $12.7 million, $12.9 million, and $8.8 million, respectively, in 1995, 1996 and 1997.

Income Taxes
Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Derivative Financial Instruments
The Company periodically enters into interest rate swap agreements to hedge interest rate risk. The differential to be paid or received from these agreements is accrued as interest rates change and is recognized currently in the income statement. The Company periodically enters into hedge agreements to reduce its exposure to fluctuations in the price of jet fuel. A gain or loss is recorded quarterly if the fuel index average exceeds the ceiling price or falls below the floor price.

Note 2.	Marketable Securities

Marketable securities are investments that are readily convertible to cash and have original maturities that exceed three months. They are classified as available for sale and consisted of the following at December 31 (in millions):
                              	1996	   1997
Cost:
U.S. government securities  		$48.4	  $75.1
Other                         		4.0   	35.0
                            		$52.4 	$110.1
Fair value:
U.S. government securities  		$48.2  	$75.2
Other		                         4.0   	35.0
	                            	$52.2 	$110.2

There were no material unrealized holding gains or losses at December 31, 1996 or 1997.

Of the marketable securities on hand at December 31, 1997, 54% will mature during 1998 and the remainder will mature during 1999. Based on specific identification of securities sold, the following occurred in 1996 and 1997 (in millions):
                             	1996   	1997
Proceeds from sales       		$110.4	 $385.9
Gross realized gains		         0.3    	0.1
Gross realized losses	        	0.1    	0.1
Realized gains and losses are reported as a component of interest income.

Note 3.	Other Assets

Other assets consisted of the following at December 31 (in millions):
	1996	1997
Restricted deposits       		  $63.6	  $66.8
Leasehold rights		              8.4    	5.5
Deferred costs and other		      9.3    	7.1
		                            $81.3  	$79.4

Leasehold rights and deferred costs are amortized over the term of the related lease or contract.

Note 4.	Related Company Transactions

In May 1991, Air Group made a $95.2 million loan to Alaska. The loan is due on demand. Alaska made loan repayments of $6.4 million, $3.6 million and $10.8 million in 1994, 1995 and 1996, respectively. The weighted average interest rate was 7.0% in all three years. At December 31, 1997, the loan balance outstanding was $54.0 million.

During 1993, the Company made a $34.4 million non-interest bearing advance, which was due on demand, to Alaska Air Group. The advance was repaid in 1997. During 1997, the Company received a $50.8 million non-interest bearing advance, which is due on demand, from Alaska Air Group.


Note 5.	Long-Term Debt and Capital Lease Obligations

At December 31, 1996 and 1997, long-term debt and capital lease obligations were as follows (in millions):
                                   	1996    	1997
8.7%* fixed rate notes payable
	due through 2004	                $115.5	  $103.5
6.4%* variable rate notes payable
	due through 2009                  	98.6   	114.9
Capital lease obligations	          27.8    	25.6
Less current portion              	(24.1)  	(28.7)
                                 	$217.8  	$215.3
* weighted average for 1997

At December 31, 1997, borrowings of $218.4 million are secured by flight equipment and real property. At December 31, 1997, Alaska had a $125 million credit facility with commercial banks. Advances under this facility may be for up to a maximum maturity of four years. Borrowings may be used for aircraft acquisitions or other corporate purposes, and they bear interest at a rate which varies based on LIBOR. At December 31, 1997, no borrowings were outstanding under this credit facility.

Certain Alaska loan agreements contain provisions that require maintenance of specific levels of net worth, leverage and fixed charge coverage, and limit investments, lease obligations, sales of assets and additional indebtedness. At December 31, 1997, the Company was in compliance with all loan provisions, and under the most restrictive loan provisions, Alaska had $140 million of net worth above the minimum.

At December 31, 1997, long-term debt principal payments for the next five years were (in millions):
1998		$26.3
1999		$26.3
2000		$57.3
2001		$47.6
2002		$14.5

Note 6.	Commitments

Lease Commitments
Lease contracts for 52 aircraft have remaining lease terms of one to 18 years. The majority of airport and terminal facilities are also leased. Total rent expense was $162.5 million, $173.3 million and $177.7 million, in 1995, 1996 and 1997, respectively. Future minimum lease payments under long-term operating leases and capital leases as of December 31, 1997 are shown below (in millions):
                     		Operating Leases    	Capital
                  		  Aircraft	Facilities	  Leases
1998	                   $142.1 	  $16.0    	  $4.1
1999	                    133.1    	15.8       	4.1
2000	                    124.5  	  14.0       	4.1
2001                    	115.5   	  8.9       	4.1
2002                    	116.5   	  4.2       	4.1
Thereafter              	672.2  	  28.6	       6.8
Total lease payments		$1,303.9 	  $87.5      	27.3

Less amount representing interest		           (1.7)
Present value of capital lease payments	      $25.6

Aircraft Commitments
The Company has firm orders for 24 Boeing 737 series aircraft to be delivered between 1998 and 2002. The total amount of these commitments is approximately $795 million. As of December 31, 1997, deposits related to these deliveries were $73.8 million. In addition to the firm orders, the Company holds purchase options on 22 Boeing 737s.

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

The defined benefit plan assets are primarily common stocks and fixed income securities. Plan assets exceeded the accumulated benefit obligation at December 31, 1996 and 1997. The following table sets forth the funded status of the plans at December 31, 1996 and 1997 (in millions):
                                	1996   	1997
Benefit obligation -
 Vested	                       $180.9  $211.5
	Nonvested                      	22.1   	38.4
Accumulated benefit
  obligation		                 $203.0 	$249.9

Plan assets at fair value 	    $223.7 	$289.2
Projected benefit obligation  		230.7  	307.4
Plan assets less projected
benefit obligation	              (7.0) 	(18.2)
Unrecognized transition asset	  	(0.8)   (0.5)
Unrecognized prior service cost 		2.6  		60.1
Unrecognized loss             			32.6		  (0.8)
Prepaid pension cost		          $27.4	 	$40.6

The weighted average discount rate used to determine the projected benefit obligation was 7.5% and 7.25% as of December 31, 1996 and 1997, respectively. The calculation assumed a weighted average rate of increase for future compensation levels of 5.1% and 3.2% for 1996 and 1997, respectively. The expected long-term rate of return on plan assets used in 1996 and 1997 was 10%.

Net pension expense for the defined benefit plans included the following components for 1995, 1996 and 1997 (in millions):

                          	1995   	1996   	1997
Service cost (benefits earned
during the period)	       $11.4	  $15.9	  $17.3
Interest cost on projected
benefit obligation        	12.9   	15.4	   17.3
Actual return on  assets 	(37.0) 	(23.6) 	(47.6)
Net amortization
	and deferral	             23.3    	6.5   	26.4
Net pension expense	      $10.6 	 $14.2	  $13.4



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

Alaska also maintains an unfunded, noncontributory benefit plan for certain elected officers. The present value of unfunded benefits for this plan was accrued as of December 31, 1996 and 1997.

Total expense for all pension plans was $18.3 million, $22.1 million and $24.1 million, respectively, in 1995, 1996 and 1997.

Profit Sharing Plans
Alaska has an employee profit sharing plan. Profit sharing expense for 1995, 1996 and 1997 was $-0-, $0.9 million and $12.1 million, respectively.

Other Postretirement Benefits
The Company allows retirees to continue their medical, dental and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees because the premiums received by the Company are less than the actual cost of the retirees' claims. The accumulated postretirement benefit obligation (APBO) for this subsidy at December 31, 1996 and 1997 was $13.5 million and $15.7 million, respectively.
The APBO is unfunded and is included with other liabilities on the Balance Sheet. Annual expense related to this subsidy is not considered material to disclose.

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

Deferred income taxes result from temporary differences in the timing of recognition of revenue and expense for tax and financial reporting purposes. Deferred tax assets and liabilities comprise the following at December 31 (in millions):

                                   	1996   	1997
Excess of tax over book
  depreciation	                   $142.3	 $157.0
Training expense	                    0.8	    0.1
Other - net	                         1.8    	1.3
Gross deferred tax liabilities	    144.9  	158.4
Loss carryforward	                  (2.1)  	(0.5)
Alternative minimum tax	           (44.1) 	(50.2)
Capital leases	                     (4.4)  	(4.5)
Ticket pricing adjustments         	(0.7)  	(1.1)
Frequent flyer program	             (6.5)  	(8.4)
Employee benefits	                  (8.8)  	(6.2)
Aircraft return provisions	        (12.7) 	(14.5)
Deferred gains                    	 (1.7)  	(3.5)
Capitalized interest	               (1.3)  	(1.1)
Inventory obsolescence             	(5.9)  	(4.8)
Gross deferred tax assets	         (88.2) 	(94.8)
Net deferred tax liabilities     	$ 56.7	  $63.6

Current deferred tax asset	        $(8.9)	 $(8.6)
Noncurrent deferred tax liability  	65.6  	 72.2
Net deferred tax liabilities	      $56.7	  $63.6

The book income and temporary differences for 1997 resulted in taxable income of $106 million. This was partially offset by Net Operating Losses generated in prior years. At December 31, 1997, no federal loss carryforwards remain.

The components of income tax expense were as follows (in millions):
                    		1995   	1996   	1997
Current tax expense:
	Federal             	$3.6  	$19.9	  $42.6
	State	                0.3    	0.9    	1.9
Total current	         3.9	   20.8	   44.5
Deferred tax expense:
	Federal	             13.0    	6.9    	2.5
	State	                2.2    	1.2    	4.4
Total deferred       	15.2	    8.1    	6.9
Total tax expense	   $19.1   $28.9  	$51.4

Income tax expense reconciles to the amount computed by applying the U.S. federal rate of 35% to income before taxes as follows (in millions):
                       	1995   	1996    	1997
Income before
  income tax	          $43.9	  $74.5	  $127.4
Expected tax expense	  $15.4  	$26.1   	$44.6
Nondeductible expenses   1.9    	1.9     	2.0
State income tax  	      1.8	    0.9	     4.1
Other - net	              --	     --     	0.7
Actual tax expense	    $19.1	  $28.9   	$51.4
 Effective tax rate	   43.5%  	38.8%   	40.3%



Note 9.	 Financial Instruments

The estimated fair values of the Company's financial instruments were as follows (in millions):

                      			December 31, 1996
                         	Carrying   	Fair
                           	Amount  	Value
Cash and cash equivalents	   $49.2	  $49.2
Marketable securities	        52.4   	52.2
Restricted deposits	          63.6   	63.6
Long-term debt	              214.1	  214.1

                      			December 31, 1997
                         	Carrying    Fair
                           	Amount	  Value
Cash and cash equivalents	  $102.3 	$102.3
Marketable securities	       110.1  	110.1
Restricted deposits          	66.8   	66.8
Long-term debt	              218.4  	218.4

The fair value of cash equivalents approximates carrying value due to the short maturity of these instruments. The fair value of marketable securities is based on quoted market prices. The fair values of restricted deposits and long-term debt approximate the carrying amounts.

                                                Alaska  Airlines Financial and Statistical Data
                                                      Quarter Ended December 31                          Year Ended December 31

Financial Data (in millions):                    1996         1997    % Change                     1996          1997  % Change
Operating Revenues:
Passenger                                       $254.8      $313.0        22.8                  $1,146.8     $1,297.0      13.1
Freight and mail                                  19.3        20.7         7.3                      82.7         82.9       0.2
Other - net                                       18.4        16.2       (12.0)                     67.8         68.0       0.3
Total Operating Revenues                         292.5       349.9        19.6                   1,297.3      1,447.9      11.6

Operating Expenses:
Wages and benefits                                96.8       106.1         9.6                     383.6        423.8      10.5
Employee profit sharing                           (6.7)        2.4         NM                        0.9         12.1       NM
Contracted services                               10.3        11.6        12.6                      36.9         42.5      15.2
Aircraft fuel                                     51.5        49.3        (4.3)                    200.5        199.7      (0.4)
Aircraft maintenance                              16.3        18.6        14.1                      57.1         67.4      18.0
Aircraft rent                                     37.6        38.2         1.6                     146.0        148.5       1.7
Food and beverage service                         10.6        11.8        11.3                      44.2         46.7       5.7
Commissions                                       19.7        22.9        16.2                      88.7        100.8      13.6
Other selling expenses                            14.5        11.7       (19.3)                     64.3         63.9      (0.6)
Depreciation and amortization                     13.6        14.9         9.6                      55.9         56.9       1.8
Gain on sale of assets                            (5.7)       (0.9)        NM                       (9.3)        (1.2)      NM
Landing fees and other rentals                    12.4        12.7         2.4                      49.9         53.1       6.4
Other                                             22.6        26.2        15.9                      88.6         99.4      12.2
Total Operating Expenses                         293.5       325.5        10.9                   1,207.3      1,313.6       8.8

Operating Income (Loss)                           (1.0)       24.4         NM                       90.0        134.3      49.2

Interest income                                    3.1         3.9                                  11.5         12.2
Interest expense                                  (6.1)       (5.9)                                (29.7)       (25.0)
Interest capitalized                               0.6         1.1                                   0.6          3.4
Other - net                                        1.3         0.1                                   2.1          2.5
                                                  (1.1)       (0.8)                                (15.5)        (6.9)

Income (Loss) Before Income Tax                  $(2.1)      $23.6                                 $74.5       $127.4

Operating Statistics:
Revenue passengers (000)                         2,804       2,958         5.5                    11,805       12,284       4.1
RPMs (000,000)                                   2,307       2,490         7.9                     9,831       10,386       5.6
ASMs (000,000)                                   3,495       3,847        10.1                    14,904       15,436       3.6
Passenger load factor                             66.0%       64.7%    (1.3)pts                     66.0%        67.3%   1.3 pts
Breakeven load factor                             69.3%       60.2%    (9.1)pts                     62.4%        60.5%  (1.9)pts
Yield per passenger mile                         11.04c      12.57c       13.8                     11.67c       12.49c      7.1
Operating revenue per ASM                         8.37c       9.10c        8.7                      8.70c        9.38c      7.8
Operating expenses per ASM                        8.40c       8.46c        0.8                      8.10c        8.51c      5.1
Fuel cost per gallon                              80.7c       71.7c      (11.0)                     75.2c        72.6c     (3.5)
Fuel gallons (000,000)                            63.9        68.8         7.7                     266.6        275.2       3.2
Average number of employees                      7,923       8,223         3.8                     7,652        8,236       7.6
Aircraft utilization (block hours)                10.8        11.2         3.7                      11.3         11.4       0.9
Operating fleet at period-end                       74          78         5.4                        74           78       5.4
NM = Not Meaningful
c=cents

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholder of Alaska Airlines, Inc.:

We have audited the accompanying balance sheet of Alaska Airlines, Inc. (an Alaska corporation) as of December 31, 1997 and 1996, and the related statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alaska Airlines, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


Seattle, Washington
January 26, 1998

VALUATION AND QUALIFYING ACCOUNTS
Alaska Airlines, Inc.                                                                 Schedule II

                                                          Additions
                                           Beginning        Charged        (A)             Ending
(In Millions)                                Balance     to Expense     Deductions        Balance

Year Ended December 31, 1995
(a) Reserve deducted from asset
     to which it applies:
Allowance for doubtful accounts                 $2.1           $0.6          $(1.1)          $1.6
Obsolescence allowance for flight
     equipment spare parts                     $10.1           $2.0          $(1.2)         $10.9

(b) Reserve recorded as other
     long-term liabilities:
Leased aircraft return provision               $22.5           $8.0          $(0.3)         $30.2


Year Ended December 31, 1996
(a) Reserve deducted from asset
     to which it applies:
Allowance for doubtful accounts                 $1.6           $0.6          $(1.0)          $1.2
Obsolescence allowance for flight
     equipment spare parts                     $10.9           $2.2          $(1.0)         $12.1

(b) Reserve recorded as other
     long-term liabilities:
Leased aircraft return provision               $30.2           $7.6          $(2.8)         $35.0


Year Ended December 31, 1997
(a) Reserve deducted from asset
     to which it applies:
Allowance for doubtful accounts                 $1.2           $1.0          $(1.0)          $1.2
Obsolescence allowance for flight
     equipment spare parts                     $12.1           $2.0          $(1.5)         $12.6

(b) Reserve recorded as other
     long-term liabilities:
Leased aircraft return provision               $35.0           $8.0          $(2.6)         $40.4


(A) Deduction from reserve for purpose for which reserve was created.

EXHIBIT INDEX

Certain of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference from the document described in parenthesis. Certain others are filed herewith.

	3.1	Articles of Incorporation of Alaska Airlines, Inc.  as  amended through February 26, 1991
	3.2	Bylaws  of Alaska Airlines, Inc. as amended and in effect
February 26, 1991
	4.1	Trust Indentures and Security Agreement for Alaska Airlines
Equipment Trust Certificates, Series A and B (Exhibit No. 4(a)(1)
to Form S-3, Amendment No. 1, Registration No. 33-46668)
	4.2	Trust Indentures and Security Agreement for Alaska Airlines
Equipment Trust Certificates, Series C and D (Exhibit No. 4(a)(1)
to Form S-3, Amendment No. 2, Registration No. 33-46668)
	4.3	Participation Agreement for Alaska Airlines Equipment Trust
Certificates, Series A and B (Exhibit No. 4(b)(1) to Form S-3,
Amendment No. 1, Registration No. 33-46668)
	4.4	Participation Agreement for Alaska Airlines Equipment Trust
Certificates, Series C and D (Exhibit No. 4(b)(1) to Form S-3,
Amendment No. 2, Registration No. 33-46668)
	4.5	Lease Agreement for Alaska Airlines Equipment Trust Certificates
(Exhibit No. 4(b)(2) to Form S-3, Registration No. 33-46668)
	10.1	Lease and Assignment of Sublease Agreement dated February 1, 1979 between Alaska Airlines, Inc. and the Alaska Industrial
Development Authority
	10.2	Lease and Assignment and Sublease Agreement dated April 1, 1978 between Alaska Airlines, Inc. and the Alaska Industrial
Development Authority
 	10.3	Management Incentive Plan (1992 Alaska Air Group, Inc. Proxy
Statement)
	10.4	Loan Agreement dated as of December 1, 1984, between Alaska
Airlines, Inc. and the Industrial Development Corporation of the
Port of Seattle
	#10.5	Lease Agreement dated January 22, 1990 between International
Lease Finance Corporation and Alaska Airlines, Inc. for the
lease of a B737-400 aircraft, summaries of 19 substantially
identical lease agreements and Letter Agreement #1 dated January
22, 1990 (Exhibit 10-14 to 1990 10-K)
	#10.6	Agreement dated September 18, 1996 between Alaska Airlines, Inc.
and Boeing for the purchase of 12 Boeing 737-400 aircraft
(Exhibit 10.1 to Third Quarter 1996 10-Q)
	*10.7	Alaska Air Group, Inc. Supplementary Retirement Plan for Elected
Officers
	*10.8	1995 Elected Officers Supplementary Retirement Plan
	*27	Financial Data Schedule

* Filed herewith.
# Confidential treatment was granted as to a portion of this document.