Form 10-Q
period 1998-03-31
ALASKA AIRLINES INC
filed 1998-04-29
CIK 3202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998.
OR
(  )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from  . . . . . .  to  . . . . . .

Commission file number  1-8957

ALASKA AIRLINES, INC.
(Exact name of registrant as specified in its charter)

           Alaska	92-0009235
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

	The registrant has 500 common shares, par value $1.00, outstanding at March 31, 1998.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
Attached are the following Alaska Airlines, Inc. (the Company or Alaska) unaudited financial statements: (i) balance sheets as of March 31, 1998 and December 31, 1997; (ii) statements of income for the three months ended March 31, 1998 and 1997; (iii) statement of shareholder's equity for the three months ended March 31, 1998; and, (iv) statements of cash flows for the three months ended March 31, 1998 and 1997. Also attached are the accompanying notes to the Company's financial statements that have changed significantly during the three months ended March 31, 1998. These statements, which should be read in conjunction with the financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1998, include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The adjustments made were of a normal recurring nature.

The Company is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group) whose principal subsidiaries are Alaska Airlines, Inc. and Horizon Air Industries, Inc.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

Results of Operations
First Quarter 1998 Compared with First Quarter 1997
Net income for the first quarter of 1998 was $14.6 million compared with a net loss of $2.1 million in 1997. Operating income for the first quarter of 1998 was $22.5 million compared to an operating loss of $1.5 million for 1997. Lower fuel prices, adjusted for profit sharing, accounted for $16.0 million of the $24.0 million improvement in operating income. Airline financial and statistical data is shown following the financial statements. A discussion of this data follows.

Operating income improved to $22.5 million, resulting in a 6.5% operating margin as compared to a negative 0.5% margin in 1997. Operating revenue per available seat mile (ASM) increased 4.1% to 9.06 cents while operating expenses per ASM decreased 3.1% to 8.47 cents.

The increase in revenue per ASM was due to a 6.4% increase in system passenger yield partially offset by a 0.7 point decrease in passenger load factor. Most markets, including the three largest (Seattle - Anchorage, Pacific Northwest - Southern California and Pacific Northwest - Northern California), experienced increases in yields and load factors. The higher yields and load factors reflect a more stabilized competitive environment in those markets in 1998. Most of the ASM growth was in the Company's newest market, Vancouver, Canada, where daily round trip flights have increased from three to nine. Excluding this new market, the passenger load factor would have shown a slight increase over the prior year.

Freight and mail revenues increased 5.7%, primarily due to higher mail volumes and rates. Other-net revenues decreased 5.4% due to an increased deferral of revenue from travel partners in Alaska's frequent flyer program, and lower maintenance service revenue.

The table below shows the major operating expense elements on a cost per ASM basis for Alaska for the first quarters of 1997 and 1998.

                    Alaska Airlines	Operating Expenses Per ASM (In Cents)
                               		1997    	1998   	Change   	% Change
Wages and benefits	              2.77    	2.92      	.15          	5
Employee profit sharing	           --	     .05      	.05         	NM
Contracted services	              .28     	.32      	.04         	14
Aircraft fuel                   	1.50    	1.03     	(.47)       	(31)
Aircraft maintenance	             .41     	.48      	.07         	17
Aircraft rent	                   1.02     	.98     	(.04)        	(4)
Food and beverage service        	.30     	.29     	(.01)        	(3)
Commissions	                      .63     	.57     	(.06)       	(10)
Other selling expenses	           .45     	.45	       --         	--
Depreciation and amortization	    .38     	.40      	.02          	5
Landing fees and other rentals	   .36     	.35     	(.01)        	(3)
Other                            	.64     	.63     	(.01)        	(2)
Alaska Airlines Total	           8.74    	8.47     	(.27)        	(3)
NM = Not Meaningful

Alaska's lower unit costs were primarily due to lower fuel prices, offset by higher labor costs. Significant unit cost changes are discussed below.

Employees increased 5.4%, in line with the 6.0% increase in ASMs.
Excluding profit sharing, average wages and benefits per employee were up 5.8%, primarily due to higher pilot wage rates and pension costs. The net effect was that wages and benefits expense increased more than the ASM growth, resulting in a 5% increase in cost per ASM.

Fuel expense per ASM decreased 31%, due to a 31% decrease in the price of fuel.

Maintenance expense per ASM increased 17%, because the 1997 results included a $1.0 million favorable spare parts adjustment, whereas the 1998 results included $0.9 million more materials usage and $0.8 million more amortization of engine and airframe overhauls.

Commission expense per ASM decreased 10%, because the commission rate paid to travel agents decreased from 10% to 8% for sales made October 1, 1997 and thereafter. As a percentage of passenger revenue, commissions decreased 15%, from 8.2% to 7.0%
Nonoperating Income (Expense) The net of these items changed from $2.3 million expense to $1.6 million income due to more interest income earned on higher cash balances and less intercompany interest expense incurred.

Income Tax Credit Accounting standards require the Company to provide for income taxes each quarter based on its estimate of the effective tax rate for the full year. The volatility of air fares and the seasonality of the Company's business make it difficult to accurately forecast full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as goodwill amortization and employee per diem costs. In estimating the 39.4% tax rate for the first quarter of 1998, the Company considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and the 40.3% tax rate used for full year 1997. This rate is evaluated each quarter and adjustments are made if necessary.

Liquidity and Capital Resources
The table below presents the major indicators of financial condition and liquidity.

                              	Dec. 31, 1997  	March 31, 1998	  Change
(In millions, except debt-to-equity)
Cash and marketable securities      	$	212.4         	$	250.9  	$	38.5
Working capital (deficit)	           	(151.4)        		(144.1)   		7.3
Long-term debt and
  capital lease obligations          		215.3          		208.3   		(7.0)
Shareholders' equity		                 433.0	          	447.6   		14.6

Debt-to-equity                      	33%:67%         	32%:68%      	NA

The Company's cash and marketable securities portfolio decreased by $39 million during the first three months of 1998. Operating activities provided $77 million of cash during this period. Additional cash was provided by the sale and leaseback of two B737-400 aircraft ($64 million). Cash was used for $96 million of capital expenditures, including the purchase of three new B737-400 aircraft, flight equipment deposits and airframe and engine overhauls and the repayment of debt ($7 million).

Year 2000 Computer Issue The Company uses a significant number of computer software programs and embedded operating systems that were not originally designed to process dates beyond 1999. The Company has implemented a project to ensure that the Company's systems will function properly in the year 2000 and thereafter. The Company anticipates completing this project for key systems in early 1999 and believes that, with modifications to its existing software and systems and/or conversions to new software, the year 2000 issue will not pose significant operational problems. The total direct costs of the Company's year 2000 project are currently estimated at less than $1 million. Additional systems currently under review may require further resources. The Company does not expect any cost increases to have a material effect on its results of operations.

The Company is also in contact with its significant suppliers and vendors with which its systems interface and exchange data or upon which its business depends. These efforts are designed to minimize the extent to which its business will be vulnerable to their failure to remediate their own year 2000 issues. The Company's business is also dependent upon certain governmental organizations or entities such as the Federal Aviation Administration (FAA) that provide essential aviation industry infrastructure. There can be no assurance that such third parties on which the Company's business relies will successfully remediate their systems on a timely basis. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems or those operated by other parties to operate properly beyond 1999. Areas that could be adversely affected include flight operations, maintenance, planning, reservations, sales, accounting and the frequent flyer program. To the extent possible, the Company is developing and executing contingency plans designed to allow continued operation in the event of failure of third party systems or products.

PART II.  OTHER INFORMATION
ITEM 5.  Other Information
During the first quarter of 1998, Alaska's mechanics, inspectors, cleaners, janitors and fleet service employees voted to be represented by the Aircraft Mechanics Fraternal Association (AMFA) rather than the International Association of Machinists (IAM). The negotiation of an initial contract is expected to begin during June 1998. The IAM will continue to represent Alaska's stock clerks and ramp service employees, whose contract became amendable August 31, 1997. Negotiation of a new contract for those employees is expected to resume during the second quarter of 1998.

ITEM 6.  Exhibits and Reports on Form 8-K
(a)	Exhibit 27 - Financial data schedule.
(b)	No reports on Form 8-K were filed during the first quarter of 1998.


Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIRLINES, INC.
Registrant

Date:  April 29, 1998


/s/ John F. Kelly
John F. Kelly
Chairman and Chief Executive Officer


/s/ Harry G. Lehr
Harry G. Lehr
Senior Vice President/Finance
(Principal Financial Officer)

BALANCE SHEET
Alaska Airlines, Inc.
ASSETS
                                                 December 31,      March 31,
(In Millions)                                            1997            1998
Current Assets
Cash and cash equivalents                              $102.3           $77.5
Marketable securities                                   110.1           173.4
Receivables from related companies                        4.3            15.6
Receivables - net                                        65.5            82.3
Inventories and supplies                                 26.5            25.2
Prepaid expenses and other assets                        86.6            87.0
Total Current Assets                                    395.3           461.0

Property and Equipment
Flight equipment                                        886.4           920.2
Other property and equipment                            222.8           227.9
Deposits for future flight equipment                     80.0            69.3
                                                      1,189.2         1,217.4
Less accumulated depreciation and amortization          324.6           337.7
                                                        864.6           879.7
Capital leases:
Flight and other equipment                               44.4            44.4
Less accumulated amortization                            27.5            28.1
                                                         16.9            16.3
Total Property and Equipment - Net                      881.5           896.0

Intangible Assets - Subsidiaries                         14.5            14.4


Other Assets                                             79.4            78.9


Total Assets                                         $1,370.7        $1,450.3

See accompanying notes to financial statements.

BALANCE SHEET
Alaska Airlines, Inc.
LIABILITIES AND SHAREHOLDER'S EQUITY
                                                 December 31,      March 31,
(In Millions)                                            1997            1998
Current Liabilities
Accounts payable                                        $55.8           $65.9
Payables to related companies                            50.8           108.4
Accrued aircraft rent                                    47.7            47.8
Accrued wages, vacation and payroll taxes                60.5            47.1
Other accrued liabilities                                83.0            93.8
Air traffic liability                                   166.2           212.9
Note payable to related company                          54.0              -
Current portion of long-term debt and
  capital lease obligations                              28.7            29.2
Total Current Liabilities                               546.7           605.1

Long-Term Debt and Capital Lease Obligations            215.3           208.3
Other Liabilities and Credits
Deferred income taxes                                    72.2            80.8
Deferred income                                          15.4            20.3
Other liabilities                                        88.1            88.2
                                                        175.7           189.3


Shareholder's Equity                                      0.0             0.0
Common stock, $1 par value                                0.0             0.0
  Authorized:  1,000 shares
  Issued:  1997 and 1998 - 500 shares                     0.0             0.0
  Capital in excess of par value                        225.8           225.8
Retained earnings                                       207.2           221.8
                                                        433.0           447.6

Total Liabilities and Shareholder's Equity           $1,370.7        $1,450.3

See accompanying notes to financial statements.

STATEMENT OF INCOME
Alaska Airlines, Inc.
Three Months Ended March 31
(In Millions)                                       1997            1998
Operating Revenues
Passenger                                         $277.4          $309.8
Freight and mail                                    17.4            18.4
Other - net                                         16.8            15.9
Total Operating Revenues                           311.6           344.1
Operating Expenses
Wages and benefits                                  99.2           112.7
Contracted services                                 10.0            12.0
Aircraft fuel                                       53.7            39.1
Aircraft maintenance                                14.8            18.3
Aircraft rent                                       36.4            37.2
Food and beverage service                           10.6            11.0
Commissions                                         22.6            21.6
Other selling expenses                              16.1            17.2
Depreciation and amortization                       13.7            15.1
Landing fees and other rentals                      12.7            13.3
Other                                               23.3            24.1
Total Operating Expenses                           313.1           321.6
Operating Income (Loss)                             (1.5)           22.5
Nonoperating Income (Expense)
Interest income                                      2.4             4.4
Interest expense                                    (6.2)           (4.7)
Interest capitalized                                 0.7             1.1
Other - net                                          0.8             0.8
                                                    (2.3)            1.6
Income (loss) before income tax                     (3.8)           24.1
Income tax expense (credit)                         (1.7)            9.5
Net Income (Loss)                                  $(2.1)          $14.6

See accompanying notes to financial statements.

STATEMENT OF SHAREHOLDER'S EQUITY
Alaska Airlines, Inc.
                                               Capital in
                                      Common    Excess of   Retained
(In Millions)                          Stock    Par Value   Earnings      Total

Balances at December 31, 1997          $ -          $225.8     $207.2     $433.0

Net income for the three months
  ended March 31, 1998                                           14.6       14.6

Balances at March 31, 1998             $ -          $225.8     $221.8     $447.6

See accompanying notes to financial statements.

STATEMENT OF CASH FLOWS
Alaska Airlines, Inc.
Three Months Ended March 31  (In Millions)                  1997         1998
Cash flows from operating activities:
Net income (loss)                                           $(2.1)       $14.6
Adjustments to reconcile net income (loss) to cash:
   Depreciation and amortization                             13.7         15.1
   Amortization of airframe and engine overhauls              7.2          8.0
   Increase (decrease) in deferred income taxes              (1.7)         8.6
   Increase in accounts receivable                          (10.4)       (28.1)
   Decrease in other current assets                          10.4          0.9
   Increase in air traffic liability                         46.9         46.9
   Increase (decrease) in other current liabilities         (33.7)        11.1
   Other-net                                                  0.4         (0.2)
Net cash provided by operating activities                    30.7         76.9
Cash flows from investing activities:
Purchases of marketable securities                          (14.6)       (84.2)
Sales and maturities of marketable securities                 7.0         20.9
Restricted deposits                                          (0.6)        (0.4)
Additions to flight equipment deposits                       (9.0)       (10.2)
Additions to property and equipment                         (19.3)       (85.3)
Net cash used in investing activities                       (36.5)      (159.2)
Cash flows from financing activities:
Proceeds from short-term borrowings                          28.0          -
Repayment of short-term borrowings                          (47.0)         -
Proceeds from sale and leaseback transactions                 -           64.0
Long-term debt and capital lease payments                    (6.3)        (6.5)
Net cash provided by (used in) financing activities         (25.3)        57.5
Net decrease in cash and cash equivalents                   (31.1)       (24.8)
Cash and cash equivalents at beginning of period             49.2        102.3
Cash and cash equivalents at end of period                  $18.1        $77.5
Supplemental disclosure of cash paid during the period for:
  Interest                                                   $5.0         $4.9
  Income taxes                                                 -           -
Noncash investing and financing activities:
1998 - A $54.0 million note payable to Alaska Air Group was exchanged for a non-interest bearing payable.

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS THAT HAVE CHANGED SIGNIFICANTLY DURING THE THREE MONTHS ENDED MARCH 31, 1998
Alaska Airlines, Inc.

Note 1.	Commitments (See Note 6 to Financial Statements at December 31,
1997)
During the first three months of 1998, Alaska's lease commitments increased approximately $92 million due to the sale and leaseback of two B737-400 aircraft under 18-year operating leases.

Airline Financial and Statistical Data
Quarter Ended March 31
                                                            Alaska Airlines

Financial Data (in millions):                    1997        1998     % Change
Operating Revenues:
Passenger                                      $277.4      $309.8         11.7
Freight and mail                                 17.4        18.4          5.7
Other - net                                      16.8        15.9         (5.4)
Total Operating Revenues                        311.6       344.1         10.4

Operating Expenses:
Wages and benefits                               99.2       110.7         11.6
Employee profit sharing                           0.0         2.0          NM
Contracted services                              10.0        12.0         20.0
Aircraft fuel                                    53.7        39.1        (27.2)
Aircraft maintenance                             14.8        18.3         23.6
Aircraft rent                                    36.4        37.2          2.2
Food and beverage service                        10.6        11.0          3.8
Commissions                                      22.6        21.6         (4.4)
Other selling expenses                           16.1        17.2          6.8
Depreciation and amortization                    13.7        15.1         10.2
Gain on sale of assets                            0.0         0.0
Landing fees and other rentals                   12.7        13.3          4.7
Other                                            23.3        24.1          3.4
Total Operating Expenses                        313.1       321.6          2.7

Operating Income (Loss)                          (1.5)       22.5

Interest income                                   2.4         4.4
Interest expense                                 (6.2)       (4.7)
Interest capitalized                              0.7         1.1
Other - net                                       0.8         0.8
                                                 (2.3)        1.6

Income (Loss) Before Income Tax                 $(3.8)      $24.1

Operating Statistics:
Revenue passengers (000)                        2,770       2,863          3.4
RPMs (000,000)                                  2,342       2,459          5.0
ASMs (000,000)                                  3,582       3,798          6.0
Passenger load factor                            65.4%       64.7%     (0.7)pts
Breakeven load factor                            67.1%       60.0%     (7.1)pts
Yield per passenger mile                        11.84c      12.60c         6.4
Operating revenue per ASM                         8.7c        9.1c         4.1
Operating expenses per ASM                        8.7c        8.5c        (3.1)
Fuel cost per gallon                             83.2c       57.5c       (30.8)
Fuel gallons (000,000)                           64.6        67.9          5.1
Average number of employees                     7,921       8,353          5.4
Aircraft utilization (block hours)               11.2        11.2          0.0
Operating fleet at period-end                       75          80         6.7
NM = Not Meaningful
c = cents