Form 10-Q
period 1998-06-30
ALASKA AIRLINES INC
filed 1998-07-29
CIK 3202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998.
OR
(  )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from  . . . . . .  to  . . . . . .

Commission file number  1-8957

ALASKA AIRLINES, INC.
(Exact name of registrant as specified in its charter)

           Alaska	92-0009235
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
Attached are the following Alaska Airlines, Inc. (the Company or Alaska) unaudited financial statements: (i) balance sheets as of June 30, 1998 and December 31, 1997; (ii) statements of income for the quarters and six months ended June 30, 1998 and 1997; (iii) statement of shareholder's equity for the six months ended June 30, 1998; and, (iv) statements of cash flows for the six months ended June 30, 1998 and 1997. Also attached are the accompanying notes to the Company's financial statements that have changed significantly during the six months ended June 30, 1998. These statements, which should be read in conjunction with the financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1997, include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The adjustments made were of a normal recurring nature.

The Company is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group) whose principal subsidiaries are Alaska Airlines, Inc. and Horizon Air Industries, Inc.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

Results of Operations
Second Quarter 1998 Compared with Second Quarter 1997
Net income for the second quarter of 1998 was $36.5 million compared with a net income of $23.4 million in 1997. Operating income for the second quarter of 1998 was $57.7 million compared with $42.1 million for 1997. Lower fuel prices, adjusted for profit sharing, accounted for $10.0 million of the $15.6 million improvement in operating income. Airline financial and statistical data is shown following the financial statements. A discussion of this data follows.

Operating income increased 37.1% to $57.7 million, resulting in a 14.3% operating margin as compared to a 11.5% margin in 1997. Operating revenue per available seat mile (ASM) increased 1.2% to 9.67 cents while operating expenses per ASM decreased 2.0% to 8.29 cents. The increase in revenue per ASM was due to a 0.5 point improvement in system passenger load factor combined with a 0.9% increase in system passenger yield. The higher load factor and higher yield reflect a more stabilized competitive environment in 1998.

Freight and mail revenues increased 4.1% due to higher freight volumes. Other-net revenues increased 6.6% due to increased revenue from travel partners in Alaska's frequent flyer program.

The table below shows the major operating expense elements on a cost per ASM basis for Alaska for the second quarters of 1997 and 1998.

Alaska Airlines	Operating Expenses Per ASM (In Cents)
                              		1997  	1998 	 Change  	% Change
Wages and benefits	             2.79  	2.81	     .02	        1
Employee profit sharing	         .08	   .14     	.06       	NM
Contracted services	             .26   	.31	     .05       	19
Aircraft fuel	                  1.23   	.96    	(.27)     	(22)
Aircraft maintenance	            .42   	.54     	.12       	29
Aircraft rent	                   .94   	.92    	(.02)	      (2)
Food and beverage service	       .30   	.29    	(.01)      	(3)
Commissions	                     .66   	.57    	(.09)     	(14)
Other selling expenses	          .41   	.45     	.04       	10
Depreciation and amortization   	.36	   .37     	.01        	3
Landing fees and other rentals  	.35   	.37    	 .02        	6
Other	                           .66   	.56   	 (.10)     	(15)
Alaska Airlines Total          	8.46  	8.29    	(.17)      	(2)
NM = Not Meaningful

Alaska's lower unit costs were primarily due to lower fuel prices, offset by higher maintenance and profit sharing costs. Significant unit cost changes are discussed below.

Contracted services per ASM increased 19%, primarily due to greater use of temporary employees (particularly in computer systems development), higher shipping charges incurred and increased navigation fees in Canada and Mexico.

Fuel expense per ASM decreased 22%, due to a 22% decrease in the price of fuel.

Maintenance expense per ASM increased 29%, primarily due to a B737-400 auxiliary power unit retrofit program, increased engine repairs, higher cost of airframe materials and a greater number of annual aircraft inspections (C checks) performed.

Commission expense per ASM decreased 14%, because the commission rate paid to travel agents decreased from 10% to 8% for sales made October 1, 1997 and thereafter. As a percentage of passenger revenue, commissions expense decreased 14%, from 7.7% to 6.6%

Other selling expenses per ASM increased 10%, primarily due to the timing of recording advertising expenses. On a year-to-date basis, other selling expenses per ASM is up 5%.

Other expense per ASM decreased 15%, primarily due to a $2.7 million recovery of California property taxes that resulted from settlement of industry litigation.

Nonoperating Income (Expense) The net of these items changed from $2.2 million expense to $3.0 million income due to more interest income earned on higher cash balances and less intercompany interest expense incurred.

Six Months 1998 Compared with Six Months 1997
Net income for the six months ended June 30, 1998 was $51.1 million, compared with a net income of $21.3 million in 1997. Operating income for the first half of 1998 was $80.2 million compared to $40.6 million for 1997. Lower fuel prices, adjusted for profit sharing, accounted for $26.0 million of the $39.6 million improvement in operating income.

Operating income increased 97.5% to $80.2 million, resulting in a 10.7% operating margin as compared to a 6.0% margin in 1997. Operating revenue per ASM increased 2.6% to 9.38 cents while operating expenses per ASM decreased 2.6% to 8.38 cents. The increase in revenue per ASM was due to a 3.4% increase in system passenger yield while the system passenger load factor remained constant at 67.0%.

Unit costs decreased 2.6% due to lower fuel prices, partially offset by higher maintenance and profit sharing costs.

Liquidity and Capital Resources
The table below presents the major indicators of financial condition and liquidity.

                             	December 31, 1997  	June 30, 1998  	 Change
(In millions, except debt-to-equity)
Cash and marketable securities	          $212.4		        $349.9 		 $137.5
Working capital (deficit)		              (151.4)		        (85.6)   		65.8
Long-term debt and
  capital lease obligations             		215.3	         	183.3   		(32.0)
Shareholders' equity		                    433.0	         	484.1	    	51.1

Debt-to-equity                         	33%:67%        	27%:73%       	NA

The Company's cash and marketable securities portfolio decreased by $138 million during the first six months of 1998. Operating activities provided $193 million of cash during this period. Additional cash was provided by the sale and leaseback of seven B737-400 aircraft ($224 million). Cash was used for $249 million of capital expenditures, including the purchase of eight new B737-400 aircraft, flight equipment deposits and airframe and engine overhauls and the repayment of debt ($29 million).


Commitments During May 1998, Alaska ordered one Boeing 737-400 and two Boeing 737-700 aircraft to be delivered in 1999, and three more B737-700s to be delivered in 2000. At June 30, 1998, the Company had firm orders for 22 aircraft with a total cost of approximately $726 million as set forth below.

                           	Delivery Period - Firm Orders
Aircraft        	1998  	1999  	2000  	2001  	2002  	Total
Boeing B737-400	    1	     3	    --	    --	    --      	4
Boeing B737-700	   --     	5     	3	    --	    --      	8
Boeing B737-900	   --    	--    	--     	5     	5     	10
Total	              1	     8     	3     	5     	5     	22

Cost (Millions)  	$32  	$251   	$93  	$175  	$175   	$726

Year 2000 Computer Issue The Company uses a significant number of computer software programs and embedded operating systems that were not originally designed to process dates beyond 1999. The Company has implemented a project to ensure that the Company's systems will function properly in the year 2000 and thereafter. The Company anticipates completing this project for key systems in early 1999 and believes that, with modifications to its existing software and systems and/or conversions to new software, the year 2000 issue will not pose significant operational problems. Most of the Company's information technology projects in the last several years have made the affected systems Year 2000 compliant. The direct costs of projects solely intended to correct year 2000 problems are currently estimated at less than $2 million. Additional systems currently under review may require further resources. The Company does not expect any cost increases to have a material effect on its results of operations.

The Company is also in contact with its significant suppliers and vendors with which its systems interface and exchange data or upon which its business depends. These efforts are designed to minimize the extent to which its business will be vulnerable to their failure to remediate their own year 2000 issues. The Company's business is also dependent upon certain governmental organizations or entities such as the Federal Aviation Administration (FAA) that provide essential aviation industry infrastructure. The Company is working with the Airline Transport Association to monitor the FAA's progress in making its systems year 2000 compliant. There can be no assurance that such third parties on which the Company's business relies will successfully remediate their systems on a timely basis. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems or those operated by other parties to operate properly beyond 1999. Areas that could be adversely affected include flight operations, maintenance, planning, reservations, sales, accounting and the frequent flyer program. To the extent possible, the Company is developing and executing contingency plans designed to allow continued operation in the event of failure of third party systems or products.

New Accounting Standards During June 1998, the Financial Accounting Standards Board issued FAS 133, Accounting for Derivative Instruments and Hedging Activities The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Due to the Company's minimal use of derivatives, the new standard is expected to have no material impact on its financial position or results of operations. FAS 133 will be effective for the Company's fiscal year beginning January 1, 2000.

PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings
In July 1998, the Company announced that it had reached an agreement in principle with the trustee for creditors of the defunct MarkAir, Inc. regarding a breach of contract lawsuit. A formal settlement agreement will be executed if the agreement is approved by the bankruptcy court. If approved, the $16.5 million settlement is expected to result in an after-tax charge of $10.1 million in the third quarter of 1998.

ITEM 5.  Other Information
During the first quarter of 1998, Alaska's mechanics, inspectors, cleaners, janitors and fleet service employees voted to be represented by the Aircraft Mechanics Fraternal Association (AMFA) rather than the International Association of Machinists (IAM). The negotiation of an initial contract began in July 1998. The IAM will continue to represent Alaska's stock clerks and ramp service employees, whose contract became amendable August 31, 1997. In July 1998, the Company and the IAM requested mediation to help negotiate a new contract.

ITEM 6.  Exhibits and Reports on Form 8-K
(a)	Exhibit 27 - Financial data schedule.
(b)	No reports on Form 8-K were filed during the second quarter of 1998.


Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIRLINES, INC.
Registrant

Date:  July 29, 1998


/s/ John F. Kelly
John F. Kelly
Chairman, President and Chief Executive Officer


/s/ Harry G. Lehr
Harry G. Lehr
Senior Vice President/Finance
(Principal Financial Officer)

BALANCE SHEET
Alaska Airlines, Inc.
ASSETS
                                                            December 31,    June 30,
(In Millions)                                                      1997          1998
Current Assets
Cash and cash equivalents                                        $102.3        $152.5
Marketable securities                                             110.1         197.4
Receivables from related companies                                  4.3           4.2
Receivables - net                                                  65.5          89.7
Inventories and supplies                                           26.5          23.6
Prepaid expenses and other assets                                  86.6          88.5
Total Current Assets                                              395.3         555.9

Property and Equipment
Flight equipment                                                  886.4         923.7
Other property and equipment                                      222.8         229.0
Deposits for future flight equipment                               80.0          63.3
                                                                1,189.2       1,216.0
Less accumulated depreciation and amortization                    324.6         349.7
                                                                  864.6         866.3
Capital leases:
Flight and other equipment                                         44.4          44.4
Less accumulated amortization                                      27.5          28.6
                                                                   16.9          15.8
Total Property and Equipment - Net                                881.5         882.1

Intangible Assets - Subsidiaries                                   14.5          14.2


Other Assets                                                       79.4          79.0


Total Assets                                                   $1,370.7      $1,531.2

See accompanying notes to financial statements.

BALANCE SHEET
Alaska Airlines, Inc.
LIABILITIES AND SHAREHOLDER'S EQUITY
                                                            December 31,    June 30,
(In Millions)                                                      1997          1998
Current Liabilities
Accounts payable                                                  $55.8         $70.7
Payables to related companies                                      50.8         104.3
Accrued aircraft rent                                              47.7          54.9
Accrued wages, vacation and payroll taxes                          60.5          55.3
Other accrued liabilities                                          83.0          95.2
Air traffic liability                                             166.2         229.6
Note payable to related company                                    54.0            -
Current portion of long-term debt and
  capital lease obligations                                        28.7          31.5
Total Current Liabilities                                         546.7         641.5

Long-Term Debt and Capital Lease Obligations                      215.3         183.3
Other Liabilities and Credits
Deferred income taxes                                              72.2          97.6
Deferred income                                                    15.4          32.3
Other liabilities                                                  88.1          92.4
                                                                  175.7         222.3


Shareholder's Equity                                                0.0           0.0
Common stock, $1 par value                                          0.0           0.0
  Authorized:  1,000 shares
  Issued:  1997 and 1998 - 500 shares                               0.0           0.0
  Capital in excess of par value                                  225.8         225.8
Retained earnings                                                 207.2         258.3
                                                                  433.0         484.1
Total Liabilities and Shareholder's Equity                     $1,370.7      $1,531.2

See accompanying notes to financial statements.

STATEMENT OF INCOME
Alaska Airlines, Inc.
Three Months Ended June 30
(In Millions)                                             1997            1998
Operating Revenues
Passenger                                               $326.0          $360.9
Freight and mail                                          21.9            22.8
Other - net                                               18.1            19.4
Total Operating Revenues                                 366.0           403.1
Operating Expenses
Wages and benefits                                       109.7           123.1
Contracted services                                        9.9            12.7
Aircraft fuel                                             47.3            39.8
Aircraft maintenance                                      16.2            22.4
Aircraft rent                                             36.2            38.3
Food and beverage service                                 11.6            12.1
Commissions                                               25.1            23.8
Other selling expenses                                    15.7            18.7
Depreciation and amortization                             13.9            15.3
Loss on sale of assets                                     0.1             0.2
Landing fees and other rentals                            13.6            15.4
Other                                                     24.6            23.6
Total Operating Expenses                                 323.9           345.4
Operating Income                                          42.1            57.7
Nonoperating Income (Expense)
Interest income                                            2.7             5.5
Interest expense                                          (6.5)           (4.5)
Interest capitalized                                       0.8             1.5
Other - net                                                0.8             0.5
                                                          (2.2)            3.0
Income before income tax                                  39.9            60.7
Income tax expense                                        16.5            24.2
Net Income                                               $23.4           $36.5

See accompanying notes to financial statements.

STATEMENT OF INCOME
Alaska Airlines, Inc.

Six Months Ended June 30
(In Millions)                                             1997            1998
Operating Revenues
Passenger                                               $603.5          $670.7
Freight and mail                                          39.3            41.2
Other - net                                               34.8            35.3
Total Operating Revenues                                 677.6           747.2
Operating Expenses
Wages and benefits                                       208.9           235.8
Contracted services                                       19.9            24.7
Aircraft fuel                                            101.0            78.9
Aircraft maintenance                                      31.0            40.7
Aircraft rent                                             72.6            75.5
Food and beverage service                                 22.1            23.1
Commissions                                               47.7            45.4
Other selling expenses                                    31.8            35.9
Depreciation and amortization                             27.7            30.4
Loss on disposition of assets                              0.1             0.2
Landing fees and other rentals                            26.3            28.7
Other                                                     47.9            47.7
Total Operating Expenses                                 637.0           667.0
Operating Income                                          40.6            80.2
Nonoperating Income (Expense)
Interest income                                            5.1             9.9
Interest expense                                         (12.7)           (9.2)
Interest capitalized                                       1.5             2.6
Other - net                                                1.6             1.3
                                                          (4.5)            4.6
Income before income tax                                  36.1            84.8
Income tax expense                                        14.8            33.7
Net Income                                               $21.3           $51.1

See accompanying notes to financial statements.

STATEMENT OF SHAREHOLDER'S EQUITY
Alaska Airlines, Inc.
                                                       Capital in
                                             Common     Excess of     Retained
(In Millions)                                 Stock     Par Value     Earnings        Total

Balances at December 31, 1997                 $ -           $225.8       $207.2       $433.0

Net income for the six months
  ended June 30, 1998                                                      51.1         51.1

Balances at June 30, 1998                     $ -           $225.8       $258.3       $484.1

See accompanying notes to financial statements.

STATEMENT OF CASH FLOWS
Alaska Airlines, Inc.
Six Months Ended June 30  (In Millions)                                 1997          1998
Cash flows from operating activities:
Net income                                                              $21.3         $51.1
Adjustments to reconcile net income to cash:
   Depreciation and amortization                                         27.7          30.4
   Amortization of airframe and engine overhauls                         14.4          16.2
   Loss on disposition of assets                                          0.1           0.2
   Increase in deferred income taxes                                     14.7          25.4
   Increase in accounts receivable                                      (24.6)        (24.1)
   Decrease in other current assets                                      10.7           1.1
   Increase in air traffic liability                                     56.3          63.5
   Increase (decrease) in other current liabilities                     (18.7)         28.5
   Other-net                                                              1.0           0.5

Net cash provided by operating activities                               102.9         192.8
Cash flows from investing activities:
Proceeds from disposition of assets                                       -             0.4
Purchases of marketable securities                                      (22.9)       (123.2)
Sales and maturities of marketable securities                            28.9          35.8
Restricted deposits                                                      (1.0)         (1.0)
Additions to flight equipment deposits                                  (21.3)        (62.9)
Additions to property and equipment                                    (115.3)       (186.5)

Net cash used in investing activities                                  (131.6)       (337.4)
Cash flows from financing activities:
Proceeds from short-term borrowings                                      56.4            -
Repayment of short-term borrowings                                      (75.0)           -
Proceeds from sale and leaseback transactions                            61.7         224.0
Proceeds from issuance of long-term debt                                 28.0            -
Long-term debt and capital lease payments                                (9.4)        (29.2)

Net cash provided by financing activities                                61.7         194.8

Net increase in cash and cash equivalents                                33.0          50.2
Cash and cash equivalents at beginning of period                         49.2         102.3
Cash and cash equivalents at end of period                              $82.2        $152.5
Supplemental disclosure of cash paid during the period for:
  Interest (net of amount capitalized)                                  $11.2          $7.7
  Income taxes                                                            -            $7.2
Noncash investing and financing activities:
1998 - A $54.0 million note payable to Alaska Air Group was exchanged for a non-interest bearing payable.

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS THAT HAVE CHANGED SIGNIFICANTLY DURING THE SIX MONTHS ENDED JUNE 30, 1998
Alaska Airlines, Inc.

Note 1.	Commitments (See Note 6 to Financial Statements at December 31,
1997)
During the first six months of 1998, Alaska's lease commitments increased approximately $324 million due to the sale and leaseback of seven B737-400 aircraft under 18-year operating leases.

                                        Alaska  Airlines Financial and Statistical Data

                                                 Quarter Ended June 30        Six Months Ended June 30

Financial Data (in millions):                1997       1998  % Change       1997      1998   % Change
Operating Revenues:
Passenger                                  $326.0     $360.9      10.7     $603.5    $670.7       11.1
Freight and mail                             21.9       22.8       4.1       39.3      41.2        4.8
Other - net                                  18.1       19.3       6.6       34.8      35.3        1.4
Total Operating Revenues                    366.0      403.0      10.1      677.6     747.2       10.3

Operating Expenses:
Wages and benefits                          106.7      117.1       9.7      205.9     227.8       10.6
Employee profit sharing                       3.0        6.0     100.0        3.0       8.0      166.7
Contracted services                           9.9       12.8      29.3       19.9      24.7       24.1
Aircraft fuel                                47.3       39.8     (15.9)     101.0      78.9      (21.9)
Aircraft maintenance                         16.2       22.4      38.3       31.0      40.7       31.3
Aircraft rent                                36.2       38.3       5.8       72.6      75.5        4.0
Food and beverage service                    11.6       12.2       5.2       22.1      23.1        4.5
Commissions                                  25.1       23.8      (5.2)      47.7      45.4       (4.8)
Other selling expenses                       15.7       18.7      19.1       31.8      35.9       12.9
Depreciation and amortization                13.9       15.3      10.1       27.7      30.4        9.7
Loss on sale of assets                        0.1        0.2       NM         0.1       0.2        NM
Landing fees and other rentals               13.6       15.4      13.2       26.3      28.7        9.1
Other                                        24.6       23.3      (5.3)      47.9      47.7       (0.4)
Total Operating Expenses                    323.9      345.3       6.6      637.0     667.0        4.7

Operating Income                             42.1       57.7      37.1       40.6      80.2       97.5

Interest income                               2.7        5.6                  5.1       9.9
Interest expense                             (6.5)      (4.5)               (12.7)     (9.2)
Interest capitalized                          0.8        1.5                  1.5       2.6
Other - net                                   0.8        0.4                  1.6       1.3
                                             (2.2)       3.0                 (4.5)      4.6

Income Before Income Tax                    $39.9      $60.7                $36.1     $84.8

Operating Statistics:
Revenue passengers (000)                    3,114      3,321       6.6      5,884     6,183        5.1
RPMs (000,000)                              2,621      2,876       9.7      4,963     5,335        7.5
ASMs (000,000)                              3,829      4,166       8.8      7,410     7,964        7.5
Passenger load factor                        68.5%      69.0%   0.5 pts      67.0%     67.0%    0.0 pts
Breakeven load factor                        59.4%      57.0%  (2.4)pts      63.0%     58.4%   (4.6)pts
Yield per passenger mile                    12.44c     12.55c      0.9      12.16c    12.57c       3.4
Operating revenue per ASM                    9.56c      9.67c      1.2       9.14c     9.38c       2.6
Operating expenses per ASM                   8.46c      8.29c     (2.0)      8.60c     8.38c      (2.6)
Fuel cost per gallon                         69.5c      54.3c    (21.9)      76.2c     55.9c     (26.7)
Fuel gallons (000,000)                       68.0       73.3       7.8      132.6     141.2        6.5
Average number of employees                 8,265      8,639       4.5      8,093     8,496        5.0
Aircraft utilization (block hours)           11.5       11.5       0.0       11.3      11.4        0.9
Operating fleet at period-end                  76         84      10.5         76        84       10.5
NM = Not Meaningful
c = cents