Form 10-Q
period 1998-09-30
ALASKA AIRLINES INC
filed 1998-10-28
CIK 3202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998.
OR
(  )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from  . . . . . .  to  . . . . . .

Commission file number  1-8957

ALASKA AIRLINES, INC.
(Exact name of registrant as specified in its charter)

           Alaska	92-0009235
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

	The registrant has 500 common shares, par value $1.00, outstanding at September 30, 1998.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
Attached are the following Alaska Airlines, Inc. (the Company or Alaska) unaudited financial statements: (i) balance sheets as of September 30, 1998 and December 31, 1997; (ii) statements of income for the quarters and nine months ended September 30, 1998 and 1997; (iii) statement of shareholder's equity for the nine months ended September 30, 1998; and, (iv) statements of cash flows for the nine months ended September 30, 1998 and 1997. Also attached are the accompanying notes to the Company's financial statements that have changed significantly during the nine months ended September 30, 1998. These statements, which should be read in conjunction with the financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1997, include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The adjustments made were of a normal recurring nature.

The Company is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group) whose principal subsidiaries are Alaska Airlines, Inc. and Horizon Air Industries, Inc.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

Results of Operations
Third Quarter 1998 Compared with Third Quarter 1997
Net income for the third quarter of 1998 was $40.6 million compared with a net income of $40.2 million in 1997. The 1998 third quarter includes an after-tax charge of $10.1 million for settlement of the MarkAir litigation. Operating income for the third quarter of 1998 was $79.3 million compared with $69.3 million for 1997. Lower fuel prices accounted for $9.4 million of the $10.0 million improvement in operating income. Airline financial and statistical data is shown following the financial statements. A discussion of this data follows.

Operating income increased 14.4% to $79.3 million, resulting in a 17.8% operating margin as compared to a 16.5% margin in 1997. Operating revenue per available seat mile (ASM) decreased 4.3% to 9.62 cents while operating expenses per ASM decreased 5.8% to 7.92 cents. The decrease in revenue per ASM was due to a 1.2 point decrease in system passenger load factor combined with a 2.2% decrease in system passenger yield. The lower load factors and yields are largely due to an 11.0% increase in capacity in 1998. Approximately half of the yield decline is due to the Canadian market, which is still in the development stage.

Freight and mail revenues decreased 0.9% due to lower freight volumes, resulting from increased competition in the Seattle-Anchorage market. Other-net revenues increased 4.1% due to increased revenue from travel partners in Alaska's frequent flyer program.

The table below shows the major operating expense elements on a cost per ASM basis for Alaska for the third quarters of 1997 and 1998.

            Alaska Airlines	Operating Expenses Per ASM (In Cents)
                          	  	1997    	1998	   Change   	% Change
Wages and benefits	           2.67    	2.66	    (.01)         	--
Employee profit sharing	       .16     	.17     	.01           	6
Contracted services           	.26     	.26      	--	          --
Aircraft fuel	                1.18	     .96    	(.22)	        (19)
Aircraft maintenance	          .43	     .42     (.01)         	(2)
Aircraft rent	                 .90     	.91     	.01           	1
Food and beverage service	     .31     	.29	    (.02)         	(7)
Commissions	                   .72     	.57    	(.15)         (21)
Other selling expenses	        .49     	.44	    (.05)        	(10)
Depreciation and amortization	 .35	     .34    	(.01)	         (3)
Gain on sale of assets	       (.01)	    	--	     .01          	NM
Landing fees and other rentals	.34     	.34	      --          	--
Other	                         .60     	.56    	(.04)         	(7)
Alaska Airlines Total        	8.40    	7.92    	(.48)	         (6)
NM = Not Meaningful

Alaska's lower unit costs were primarily due to lower fuel prices and lower travel agent commission rates. Significant unit cost changes are discussed below.

Fuel expense per ASM decreased 19%, due to a 19% decrease in the price of fuel.

Commission expense per ASM decreased 21%, because the commission rate paid to travel agents decreased from 10% to 8% for sales made October 1, 1997 and thereafter. As a percentage of passenger revenue, commissions expense decreased 18%, from 7.9% to 6.5%.

Nonoperating Income (Expense) Nonoperating expense was significantly affected by the $16.5 million charge for settling the MarkAir litigation (see Legal Proceedings). This charge was partly offset by $2.1 million less interest expense incurred and by a $3.2 million increase in interest income earned on higher cash balances, resulting in a $10.7 million increase in net nonoperating expense.


Nine Months 1998 Compared with Nine Months 1997
Net income for the nine months ended September 30, 1998 was $91.7 million, compared with a net income of $61.5 million in 1997. Operating income for the first nine months of 1998 was $159.4 million compared to $109.9 million for 1997. Lower fuel prices, adjusted for profit sharing, accounted for $35.4 million of the $49.5 million improvement in operating income.

Operating income increased 45.0% to $159.4 million, resulting in a 13.4% operating margin as compared to a 10.0% margin in 1997. Operating revenue per ASM remained even at 9.47 cents while operating expenses per ASM decreased 3.7% to 8.21 cents. A 1.3% increase in system passenger yield was offset by a 0.4 point decrease in the system passenger load factor.

Unit costs decreased 3.7% due to lower fuel prices and commission rates, partly offset by higher maintenance and profit sharing costs.

Liquidity and Capital Resources
The table below presents the major indicators of financial condition and liquidity.

                             	Dec. 31, 1997   	Sep. 30, 1998    	Change
(In millions, except debt-to-equity)
Cash and marketable securities      	$212.4         		$406.9	   	$194.5
Working capital (deficit)		          (151.4)         		(48.4)	   	103.0
Long-term debt and
  capital lease obligations         		215.3          		181.1		    (34.2)
Shareholders' equity                		433.0		          524.7     		91.7

Debt-to-equity                     	33%:67%	         26%:74%	        NA

The Company's cash and marketable securities portfolio decreased by $195 million during the first nine months of 1998. Operating activities provided $288 million of cash during this period. Additional cash was provided by the sale and leaseback of nine B737-400 aircraft ($288 million). Cash was used for $345 million of capital expenditures, including the purchase of nine new B737-400 aircraft, flight equipment deposits and airframe and engine overhauls and the repayment of debt ($35 million).


Commitments During May 1998, Alaska ordered one Boeing 737-400 and two Boeing 737-700 aircraft to be delivered in 1999, and three more B737-700s to be delivered in 2000. At September 30, 1998, the Company had firm orders for 23 aircraft with a total cost of approximately $756 million as set forth below.

                    	Delivery Period - Firm Orders
Aircraft	           	1999  	2000  	2001  	2002  	Total
Boeing B737-400		       3    	--    	--	    --	      3
Boeing B737-700		       5	     5	    --	    --	     10
Boeing B737-900		      --	    --     	5	     5	     10
Total	                 	8     	5     	5	     5	     23

Cost (Millions)    		$251  	$155  	$175  	$175   	$756

Year 2000 Computer Issue The Company uses a significant number of computer software programs and embedded operating systems that were not originally designed to process dates beyond 1999. The Company has implemented a project to ensure that the Company's systems will function properly in the year 2000 and thereafter. The Company anticipates completing this project for substantially all key systems in early 1999 and believes that, with modifications to its existing software and systems and/or conversions to new software, the year 2000 issue will not pose significant operational problems. Most of the Company's information technology projects in the last several years have made the affected systems Year 2000 compliant. The direct costs of projects solely intended to correct year 2000 problems are currently estimated at less than $2 million. Additional systems currently under review may require further resources. The Company does not expect any cost increases to have a material effect on its results of operations.

The Company is also in contact with its significant suppliers and vendors with which its systems interface and exchange data or upon which its business depends. These efforts are designed to minimize the extent to which its business will be vulnerable to their failure to remediate their own year 2000 issues. The Company's business is also dependent upon certain governmental organizations or entities such as the Federal Aviation Administration (FAA) that provide essential aviation industry infrastructure. The Company is working with the Airline Transport Association to monitor the FAA's progress in making its systems year 2000 compliant. There can be no assurance that such third parties on which the Company's business relies will successfully remediate their systems on a timely basis. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems or those operated by other parties to operate properly beyond 1999. Areas that could be adversely affected include flight operations, maintenance, planning, reservations, sales, accounting and the frequent flyer program. The Company already has in place certain disaster contingency plans anticipating the potential loss of essential services such as electricity and financial accounting systems. The Company will leverage its Year 2000 contingency planning off these existing plans. In addition, the Company is developing and executing additional contingency plans designed to allow continued operation in the event of failure of third party systems or products.

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

PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings
In July 1998, the Company announced that it had reached an agreement in principle with the trustee for creditors of the defunct MarkAir, Inc. regarding a breach of contract lawsuit. Subsequently, a formal settlement agreement was approved by the bankruptcy court.. The $16.5 million settlement resulted in an after-tax charge of $10.1 million in the third quarter of 1998.

ITEM 5.  Other Information
During the first quarter of 1998, Alaska's mechanics, inspectors, cleaners, janitors and fleet service employees voted to be represented by the Aircraft Mechanics Fraternal Association (AMFA) rather than the International Association of Machinists (IAM). The negotiation of an initial contract began in July 1998. The IAM will continue to represent Alaska's stock clerks and ramp service employees, whose contract became amendable August 31, 1997. The Company and the IAM are continuing negotiations of a new contract with the assistance of a federal mediator.

ITEM 6.  Exhibits and Reports on Form 8-K
(a)	Exhibit 27 - Financial data schedule.
(b)	No reports on Form 8-K were filed during the third quarter of 1998.


Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIRLINES, INC.
Registrant

Date:  October 28, 1998


/s/ John F. Kelly
John F. Kelly
Chairman, President and Chief Executive Officer


/s/ Harry G. Lehr
Harry G. Lehr
Senior Vice President/Finance
(Principal Financial Officer)

BALANCE SHEET
Alaska Airlines, Inc.
ASSETS
                                                 December 31,         September 30,
(In Millions)                                             1997                  1998
Current Assets
Cash and cash equivalents                               $102.3                $192.0
Marketable securities                                    110.1                 214.9
Receivables from related companies                         4.3                   4.4
Receivables - net                                         65.5                  87.3
Inventories and supplies                                  26.5                  25.3
Prepaid expenses and other assets                         86.6                  82.1
Total Current Assets                                     395.3                 606.0

Property and Equipment
Flight equipment                                         886.4                 901.3
Other property and equipment                             222.8                 244.8
Deposits for future flight equipment                      80.0                  99.1
                                                       1,189.2               1,245.2
Less accumulated depreciation and amortization           324.6                 362.9
                                                         864.6                 882.3
Capital leases:
Flight and other equipment                                44.4                  44.4
Less accumulated amortization                             27.6                  29.1
                                                          16.8                  15.3
Total Property and Equipment - Net                       881.4                 897.6

Intangible Assets - Subsidiaries                          14.5                  14.1


Other Assets                                              79.5                  78.5


Total Assets                                          $1,370.7              $1,596.2

See accompanying notes to financial statements.

BALANCE SHEET
Alaska Airlines, Inc.
LIABILITIES AND SHAREHOLDER'S EQUITY
                                                 December 31,         September 30,
(In Millions)                                             1997                  1998
Current Liabilities
Accounts payable                                         $55.9                 $70.0
Payables to related companies                             50.8                 104.6
Accrued aircraft rent                                     47.7                  55.0
Accrued wages, vacation and payroll taxes                 60.5                  66.6
Other accrued liabilities                                 83.0                 137.6
Air traffic liability                                    166.1                 193.0
Note payable to related company                           54.0                    -
Current portion of long-term debt and
  capital lease obligations                               28.7                  27.6
Total Current Liabilities                                546.7                 654.4

Long-Term Debt and Capital Lease Obligations             215.3                 181.1
Other Liabilities and Credits
Deferred income taxes                                     72.2                 103.0
Deferred income                                           15.4                  37.1
Other liabilities                                         88.1                  95.9
                                                         175.7                 236.0


Shareholder's Equity                                       0.0                   0.0
Common stock, $1 par value                                 0.0                   0.0
  Authorized:  1,000 shares
  Issued:  1997 and 1998 - 500 shares                       -                     -
  Capital in excess of par value                         225.8                 225.8
Retained earnings                                        207.2                 298.8
                                                         433.0                 524.7
Total Liabilities and Shareholder's Equity            $1,370.7              $1,596.2

See accompanying notes to financial statements.

STATEMENT OF INCOME
Alaska Airlines, Inc.
Three Months Ended September 30
(In Millions)                                       1997                 1998
Operating Revenues
Passenger                                         $380.5               $406.2
Freight and mail                                    22.9                 22.7
Other - net                                         16.9                 17.6
Total Operating Revenues                           420.3                446.5
Operating Expenses
Wages and benefits                                 118.5                131.3
Contracted services                                 11.0                 12.1
Aircraft fuel                                       49.4                 44.4
Aircraft maintenance                                17.8                 19.6
Aircraft rent                                       37.7                 42.1
Food and beverage service                           12.7                 13.5
Commissions                                         30.1                 26.5
Other selling expenses                              20.3                 20.4
Depreciation and amortization                       14.4                 15.6
Loss (gain) on sale of assets                       (0.4)                 0.1
Landing fees and other rentals                      14.1                 15.9
Other                                               25.4                 25.7
Total Operating Expenses                           351.0                367.2
Operating Income                                    69.3                 79.3
Nonoperating Income (Expense)
Interest income                                      3.3                  6.5
Interest expense                                    (6.4)                (4.3)
Interest capitalized                                 0.8                  1.0
Other - net                                          0.6                (15.6)
                                                    (1.7)               (12.4)
Income before income tax                            67.6                 66.9
Income tax expense                                  27.4                 26.3
Net Income                                         $40.2                $40.6

See accompanying notes to financial statements.

STATEMENT OF INCOME
Alaska Airlines, Inc.

Nine Months Ended September  30
(In Millions)                                       1997                 1998
Operating Revenues
Passenger                                         $984.0             $1,076.9
Freight and mail                                    62.3                 63.9
Other - net                                         51.6                 52.8
Total Operating Revenues                         1,097.9              1,193.6
Operating Expenses
Wages and benefits                                 327.4                367.1
Contracted services                                 30.9                 36.9
Aircraft fuel                                      150.4                123.2
Aircraft maintenance                                48.8                 60.3
Aircraft rent                                      110.2                117.7
Food and beverage service                           34.9                 36.6
Commissions                                         77.9                 71.9
Other selling expenses                              52.2                 56.3
Depreciation and amortization                       42.1                 46.0
Loss (gain) on disposition of assets                (0.3)                 0.3
Landing fees and other rentals                      40.4                 44.6
Other                                               73.1                 73.3
Total Operating Expenses                           988.0              1,034.2
Operating Income                                   109.9                159.4
Nonoperating Income (Expense)
Interest income                                      8.4                 16.4
Interest expense                                   (19.1)               (13.5)
Interest capitalized                                 2.4                  3.6
Other - net                                          2.1                (14.2)
                                                    (6.2)                (7.7)
Income before income tax                           103.7                151.7
Income tax expense                                  42.2                 60.0
Net Income                                         $61.5                $91.7

See accompanying notes to financial statements.

STATEMENT OF SHAREHOLDER'S EQUITY
Alaska Airlines, Inc.
                                                       Capital in
                                            Common      Excess of     Retained
(In Millions)                                Stock      Par Value     Earnings        Total

Balances at December 31, 1997                $ -            $225.8       $207.2       $433.0

Net income for the nine months
  ended September 30, 1998                                                 91.7         91.7

Balances at September 30, 1998               $ -            $225.8       $298.9       $524.7

See accompanying notes to financial statements.

STATEMENT OF CASH FLOWS
Alaska Airlines, Inc.
Nine Months Ended September 30  (In Millions)                      1997           1998
Cash flows from operating activities:
Net income                                                         $61.5          $91.7
Adjustments to reconcile net income to cash:
   Depreciation and amortization                                    42.1           46.0
   Amortization of airframe and engine overhauls                    21.6           25.5
   Loss (gain) on sale of assets                                    (0.3)           0.3
   Increase in deferred income taxes                                22.4           30.8
   Increase in accounts receivable                                  (1.1)         (21.9)
   Decrease in other current assets                                 20.9            5.7
   Increase in air traffic liability                                21.3           26.9
   Increase in other current liabilities                            36.4           81.9
   Other-net                                                         2.4            1.3

Net cash provided by operating activities                          227.2          288.2
Cash flows from investing activities:
Proceeds from disposition of assets                                  0.5            0.5
Purchases of marketable securities                                (236.2)        (158.9)
Sales and maturities of marketable securities                      195.2           54.1
Restricted deposits                                                 (2.0)          (1.7)
Additions to flight equipment deposits                             (38.9)        (112.1)
Additions to property and equipment                               (186.2)        (233.0)

Net cash used in investing activities                             (267.6)        (451.1)
Cash flows from financing activities:
Proceeds from short-term borrowings                                 56.4            --
Repayment of short-term borrowings                                (103.4)           --
Proceeds from sale and leaseback transactions                      124.3          288.0
Proceeds from issuance of long-term debt                            28.0            --
Long-term debt and capital lease payments                          (15.9)         (35.4)

Net cash provided by financing activities                           89.4          252.6

Net change in cash and cash equivalents                             49.0           89.7
Cash and cash equivalents at beginning of period                    49.2          102.3
Cash and cash equivalents at end of period                         $98.2         $192.0
Supplemental disclosure of cash paid during the period for:
  Interest (net of amount capitalized)                             $16.6          $11.4
  Income taxes                                                       6.0          $28.1
Noncash investing and financing activities:
1998 - A $54.0 million note payable to Alaska Air Group was exchanged for a non-interest bearing payable.

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS THAT HAVE CHANGED SIGNIFICANTLY DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1998
Alaska Airlines, Inc.

Note 1.	Commitments (See Note 6 to Financial Statements at December 31,
1997)
During the first nine months of 1998, Alaska's lease commitments increased approximately $414 million due to the sale and leaseback of nine B737-400 aircraft under 18-year operating leases.

                                      Alaska  Airlines Financial and Statistical Data

                                            Quarter Ended September 30                Nine Months Ended September 30

Financial Data (in millions):               1997       1998   % Change               1997           1998    % Change
Operating Revenues:
Passenger                                 $380.5     $406.2        6.8             $984.0       $1,076.9         9.4
Freight and mail                            22.9       22.7       (0.9)              62.3           63.9         2.6
Other - net                                 16.9       17.6        4.1               51.6           52.8         2.3
Total Operating Revenues                   420.3      446.5        6.2            1,097.9        1,193.6         8.7

Operating Expenses:
Wages and benefits                         111.8      123.3       10.3              317.7          351.1        10.5
Employee profit sharing                      6.7        8.0       19.4                9.7           16.0        64.9
Contracted services                         11.0       12.1       10.0               30.9           36.9        19.4
Aircraft fuel                               49.4       44.4      (10.1)             150.4          123.2       (18.1)
Aircraft maintenance                        17.8       19.6       10.1               48.8           60.3        23.6
Aircraft rent                               37.7       42.1       11.7              110.2          117.7         6.8
Food and beverage service                   12.7       13.5        6.3               34.9           36.6         4.9
Commissions                                 30.1       26.5      (12.0)              77.9           71.9        (7.7)
Other selling expenses                      20.3       20.4        0.5               52.2           56.3         7.9
Depreciation and amortization               14.4       15.6        8.3               42.1           46.0         9.3
Loss (gain) on sale of assets               (0.4)       0.1        NM                (0.3)           0.3         NM
Landing fees and other rentals              14.1       15.9       12.8               40.4           44.6        10.4
Other                                       25.4       25.7        1.2               73.1           73.3         0.3
Total Operating Expenses                   351.0      367.2        4.6              988.0        1,034.2         4.7

Operating Income                            69.3       79.3       14.4              109.9          159.4        45.0

Interest income                              3.3        6.5                           8.4           16.4
Interest expense                            (6.4)      (4.3)                        (19.1)         (13.5)
Interest capitalized                         0.8        1.0                           2.4            3.6
Other - net                                  0.6      (15.6)                          2.1          (14.2)
                                            (1.7)     (12.4)                         (6.2)          (7.7)

Income Before Income Tax                   $67.6      $66.9                        $103.7         $151.7

Operating Statistics:
Revenue passengers (000)                   3,441      3,661        6.4              9,325          9,845         5.6
RPMs (000,000)                             2,933      3,200        9.1              7,896          8,535         8.1
ASMs (000,000)                             4,179      4,639       11.0             11,589         12,603         8.8
Passenger load factor                       70.2%      69.0%   (1.2)pts              68.1%          67.7%    (0.4)pts
Breakeven load factor                       56.6%      57.3%    0.7 pts              60.5%          58.0%    (2.5)pts
Yield per passenger mile                   12.97c     12.69c      (2.2)             12.46c         12.62c        1.3
Operating revenue per ASM                  10.06c      9.62c      (4.3)              9.47c          9.47c       (0.0)
Operating expenses per ASM                  8.40c      7.92c      (5.8)              8.53c          8.21c       (3.7)
Fuel cost per gallon                        66.9c      54.2c     (19.0)              72.8c          55.2c      (24.2)
Fuel gallons (000,000)                      73.9       81.9       10.8              206.4          223.1         8.1
Average number of employees                8,534      9,015        5.6              8,240          8,669         5.2
Aircraft utilization (block hours)          11.9       11.8       (0.8)              11.5           11.6         0.9
Operating fleet at period-end                 78         85        9.0                 78             85         9.0
NM = Not Meaningful
c = cents