Form 10-K405
period 1998-12-31
ALASKA AIRLINES INC
filed 1999-02-11
CIK 3202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 	1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 1998
OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 	1934 [NO FEE REQUIRED]

For the transition period from  . . . . . . . .  to  . . . . . . . .

Commission File Number  0-19978


ALASKA AIRLINES, INC.
(Exact name of registrant as specified in its charter)


	Alaska	    (State or other jurisdiction of incorporation or organization)
92-0009235	 (I.R.S. Employer Identification No.)


19300 Pacific Highway South, Seattle, Washington 98188
(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (206) 431-7079

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock, $1.00 Par Value

	As of December 31, 1998, common shares outstanding totaled 500.

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

Exhibit Index begins on page 27.

PART I

ITEM 1.	BUSINESS

GENERAL INFORMATION
Alaska Airlines, Inc. (Alaska or the Company) is a wholly owned subsidiary of Alaska Air Group, Inc. Alaska Air Group, Inc. is a holding company that also owns Horizon Air Industries, Inc. (Horizon). Alaska is a major airline that was organized in 1932 and incorporated in the state of Alaska in 1937. Alaska became a wholly owned subsidiary of Alaska Air Group, Inc. in 1985 pursuant to a reorganization of Alaska into a holding company structure. Alaska Air Group, Inc. is a registrant pursuant to Section 12(b) of the Securities and Exchange Act of 1934 (Commission File No. 1-8957). Alaska's executive offices are located at 19300 Pacific Highway South, Seattle, Washington 98188. In 1998, Alaska accounted for 83% of Alaska Air Group, Inc.'s total operating revenues.

Horizon, a Washington corporation, began service in 1981 and was acquired by Alaska Air Group, Inc. in 1986. Horizon is a regional airline, that operates in the Pacific Northwest, Northern California and Western Canada.

Operations
Alaska serves 35 cities in six states (Alaska, Washington, Oregon, California, Nevada and Arizona), one city in Canada and five cities in Mexico.. In each year since 1973, Alaska has carried more passengers between Alaska and the U.S. mainland than any other airline. In 1998, Alaska carried 13.1 million passengers. Passenger traffic within Alaska and between Alaska and the U.S. mainland accounted for 25% of Alaska's 1998 revenue passenger miles, West Coast traffic (including Vancouver, Canada) accounted for 67% and the Mexico markets 8%. Based on passenger enplanements, Alaska's leading airports are Seattle, Portland, Los Angeles and Anchorage. Based on revenues, its leading nonstop routes are Seattle-Anchorage, Seattle-Los Angeles and Seattle-San Diego. At December 31, 1998, Alaska's operating fleet consisted of 84 jet aircraft.

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

The majority of Alaska flights, and certain Northwest Airlines flights, are dual-designated in airline computer reservation systems as Alaska Airlines and Northwest Airlines in order to facilitate feed traffic between the two airlines. Alaska Airlines also serves six smaller cities in California, six in Washington, two in Oregon and many small communities in Alaska through code share marketing agreements with local commuter carriers. In October 1998, Alaska suspended its service to Russia due to economic instability in Russia.


BUSINESS RISKS
The Company's operations and financial results are subject to various uncertainties, such as intense competition, volatile fuel prices, a largely unionized labor force, the need to finance large capital expenditures, government regulation, potential aircraft incidents and general economic conditions.

Competition
Competition in the air transportation industry is intense. Any domestic air carrier deemed fit by the DOT is allowed to operate scheduled passenger service in the United States. Alaska carries 2.3% of all U.S. domestic passenger traffic. Alaska competes with one or more domestic or foreign airlines on most of its routes. Some of these competitors are substantially larger than Alaska, have greater financial resources and have more extensive route systems.

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

Fuel
Fuel costs were 11.8% of the Company's total operating expenses in 1998. Fuel prices, which can be volatile and are largely outside of the Company's control, can have a significant impact on the Company's operating results. Currently, a one cent change in the fuel price per gallon affects annual fuel costs by approximately $3.0 million. The Company has in the past hedged against its exposure to fluctuations in the price of jet fuel, but does not currently do so. The Company evaluates hedging strategies on an ongoing basis.

Unionized Labor Force
Labor costs were 35% of the Company's total operating expenses in 1998. Wage rates can have a significant impact on the Company's operating results. At December 31, 1998, labor unions represented 87% of Alaska's employees. The air transportation industry is regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions. The Company cannot predict the outcome of union contract negotiations nor control the variety of actions (e.g. work stoppage or slowdown) unions might take to try to influence those negotiations.

Leverage and Future Capital Requirements
The Company, like many airlines, is relatively highly leveraged, which increases the volatility of its earnings. Due to its high fixed costs, including aircraft lease commitments, a decrease in revenues results in a disproportionately greater decrease in earnings. In addition, the Company has an ongoing need to finance new aircraft deliveries and there is no assurance that such financing will be available in sufficient amounts or on acceptable terms. See Item 7 for management's discussion of liquidity and capital resources.

Government Regulation; International Routes
Like other airlines, the Company is subject to regulation by the Federal Aviation Administration (FAA) and the United States Department of Transportation (DOT). The FAA, under its mandate to ensure aviation safety, has the authority to ground aircraft and to suspend temporarily or revoke permanently the authority of an air carrier or its licensed personnel for failure to comply with Federal Aviation Regulations and to levy civil penalties for such failure. The DOT has the authority to regulate certain airline economic functions including financial and statistical reporting, consumer protection, computerized reservations systems, essential air transportation and international route authority. The Company is subject to bilateral agreements between the United States and the foreign countries to which the Company provides service. There can be no assurance that existing bilateral agreements between the United States and the foreign governments will continue or that the Company's designation to operate such routes will continue.

Risk of Loss and Liability; Weather
The Company is exposed to potential catastrophic losses in the event of aircraft accidents or terrorist incidents. Consistent with industry standards, the Company maintains vigorous safety, training and maintenance programs, as well as insurance against such losses.
However, any aircraft accident, even if fully insured, could cause a negative public perception of the Company with adverse financial consequences. Unusually adverse weather can significantly reduce flight operations, resulting in lost revenues and added expenses.

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

Mileage can be redeemed for free or discounted travel and for other travel industry awards. Upon accumulating the necessary mileage, members notify Alaska of their award selection Over 70% of the flight awards selected are subject to blackout dates and capacity-controlled seating. Unlike many other airlines, Alaska's miles do not expire. As of the year-end 1997 and 1998, Alaska estimates that 652,000 and 812,000 round trip flight awards could have been redeemed by Mileage Plan members who have mileage credits exceeding the 20,000 mile free round trip domestic ticket award threshold. At December 31, 1998, fewer than 4% of these flight awards were issued and outstanding. For the years 1996, 1997 and 1998, approximately 173,000, 185,000 and 191,000 round trip flight awards were redeemed and flown on Alaska and Horizon. These awards represent approximately 4.4% for 1996, 3.2% for 1997, and 3.1% for 1998, of the total passenger miles flown for each period.

Alaska maintains a liability for its Mileage Plan obligation that is based on its total miles outstanding, less an estimate for miles that will never be redeemed. The net miles outstanding are allocated between those credited for travel on Alaska, Horizon or other airline partners and those credited for using the services of non-airline partners.
Miles credited for travel on Alaska, Horizon or other airline partners are accrued at Alaska's incremental cost of providing the air travel. The incremental cost includes the cost of meals, fuel, reservations and insurance. The incremental cost does not include a contribution to overhead, aircraft cost or profit. A portion of the proceeds received from non-airline partners is also deferred. At December 31, 1997 and 1998, the total liability for miles outstanding was $22.3 million and $28.0 million, respectively.

Employees
Alaska had 9,244 active full-time and part-time employees at December
31, 1998.  Alaska's union contracts at December 31, 1998 were as follows:

                                        			  Number of
	Union	                   Employee Group	    Employees   	Contract Status

Air Line Pilots          	Pilots                	1,156    Amendable 4/30/03
Association International

Association of           	Flight attendants     	1,635    Amendable 3/14/99
Flight Attendants

International            	Rampservice	             932    Amendable 8/31/97
Association of	           and stock clerks			             In mediation
Machinists and
Aerospace Workers
                        		Clerical, office      	3,211    Amendable 5/20/99
                         	and	passenger service		         In negotiation

Aircraft Mechanics       	Mechanics, inspectors 	1,031	   Initial contract
Fraternal Association    	and cleaners			                 In negotiation

Mexico Workers           	Mexico airport           	71   	Amendable 4/1/99
Association	              personnel
of Air Transport

Transport Workers        	Dispatchers              	16	   Amendable 2/9/02
Union of America


ITEM 2.	PROPERTIES

Aircraft
The following table describes the aircraft operated and their average age at December 31, 1998.

                     	Passenger							                 	Average Age
Aircraft Type        	Capacity		Owned 	Leased	 Total   	in Years
Boeing 737-200C	         111       	7      	1     	8	     18.4
Boeing 737-400	          140       	4     	33	    37	      3.8
McDonnell Douglas MD-80	 140      	16     	23    	39      	9.0
                                 		27     	57    	84      	7.6

Eleven of the 27 aircraft owned by Alaska as of December 31, 1998 are subject to liens securing long-term debt. Alaska's leased B737-200C, B737-400 and MD-80 aircraft have lease expiration dates in 1999, between 2002 and 2016, and between 1999 and 2013, respectively. Alaska has the option to extend most of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the then fair market value of the aircraft. For information regarding obligations under capital leases and long-term operating leases, see Notes to Financial Statements.

Special noise ordinances or agreements restrict the type of aircraft, the timing and the number of flights operated by Alaska and other air carriers at four Los Angeles area airports plus San Diego, San Jose, San Francisco and Seattle. At December 31, 1998, all of Alaska's aircraft meet the Stage 3 noise requirements under the Airport Noise and Capacity Act of 1990.

Ground Facilities and Services
Alaska leases ticket counter, gates, cargo and baggage, office space and other support areas at the majority of the airports it serves. Alaska also owns terminal buildings at various Alaska cities.

Alaska has centralized operations in several buildings located at or near Seattle-Tacoma International Airport (Sea-Tac) in Seattle, Washington. The owned buildings, including land unless located on leased airport property, include: a three-bay hangar facility with maintenance shops; a flight operations and training center; an air cargo facility; a reservations and office facility; two office buildings; its corporate headquarters; and two storage warehouses. Alaska also leases a two-bay hangar/office facility at Sea-Tac.

Alaska's other major facilities include: a regional headquarters building, an air cargo facility and a leased hangar/office facility in Anchorage; a Phoenix reservations center; and a leased two-bay maintenance facility in Oakland.

ITEM 3.	LEGAL PROCEEDINGS

In July 1998, the Company announced that it had reached an agreement in principle with the trustee for creditors of the defunct MarkAir, Inc. regarding a breach of contract lawsuit. Subsequently, a formal settlement agreement was approved by the bankruptcy court. The $16.5 million settlement resulted in an after-tax charge of $10.1 million in the third quarter of 1998.

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
RESULTS OF OPERATIONS

Industry Conditions
The airline industry is cyclical due to a high correlation between demand for air travel and general economic conditions. Generally speaking, economic conditions have been strong during the years covered by this discussion. Because the industry has high fixed costs in relation to revenues, a small change in load factors or fare levels has a large impact on profits.

For most airlines, labor and fuel account for almost half of operating expenses. The strong economy has increased employee turnover and put upward pressure on labor costs. Fuel prices have been volatile in the last three years. For Alaska Airlines, fuel prices increased 20% in 1996, decreased 4% in 1997 and decreased another 25% in 1998.

In recent years, airlines have reduced their ticket distribution costs by capping travel agent commissions, by decreasing commission rates from 10% to 8%, by partially eliminating paper tickets and by selling tickets directly to passengers via the Internet.

RESULTS OF OPERATIONS
1998 Compared with 1997 Net income in 1998 was $116.5 million, compared with $76.0 million in 1997. The 1998 results include an after-tax charge of $10.1 million for settlement of the MarkAir litigation. Operating income was $194.0 million in 1998 compared to $134.3 million in 1997. Lower fuel prices accounted for $48.1 million of the $59.7 million improvement in operating income. Airline financial and statistical data is shown following the financial statements. A discussion of this data follows.

Operating income increased 44.5% to $194.0 million, resulting in a 12.4% operating margin as compared to a 9.3% margin in 1997. Operating revenue per available seat mile (ASM) decreased 0.6% to 9.32 cents while operating expenses per ASM decreased 4.1% to 8.17 cents.

The decrease in revenue per ASM was primarily due to a 0.2 point decrease in passenger load factor. The Pacific Northwest-Southern California and Pacific Northwest-Northern California markets experienced modest increases in load factor, while the Seattle-Anchorage market experienced a small decrease. Alaska's top five markets, which represent 79% of its traffic, experienced increases in passenger yield. Several smaller markets, including the new Canadian market, had decreases in yield.

Freight and mail revenues increased 1.0% primarily due to a 4.7% increase in mail pounds and a 0.5% increase in freight pounds carried. Freight rates were down due to increased competition in the Seattle-Anchorage market. Other-net revenues increased 6.2% due to increased revenue from travel partners in Alaska's frequent flyer program.

Wages and benefits increased 10.0% due to a 5.7% increase in the number of employees combined with a 4.1% increase in average wages and benefits per employee. Employees were added in all areas to service the 8.9% capacity (ASM) increase and the 6.3% increase in passengers carried. Average wages and benefits per employee increased primarily due to higher pilot wage rates and pension costs that resulted from a new pilot contract signed in late 1997.

Profit sharing expense increased 63% due to a large increase in pretax income.

Contracted services increased 15%, due to growth in ground handling and security charges as a result of more flights to Canada and other cities, greater use of temporary employees (particularly in computer systems development), higher shipping charges incurred and increased navigation fees in Canada and Mexico.

Fuel expense decreased 19%, as the 8% increase in fuel consumption was more than offset by a 25% decrease in the price of fuel.

Maintenance expense increased 15%, exceeding the 9% increase in capacity, due to a greater number of annual aircraft inspections (C checks) performed, and increased engine overhaul expense.

Aircraft rent increased 7%, primarily due to leasing nine new aircraft in 1998.

Food and beverage expense increased 5%, in line with the 6% increase in passengers carried.

Commission expense decreased 6% (in spite of a 9% increase in passenger revenue), primarily because the commission rate paid to travel agents decreased from 10% to 8% for sales made since October, 1997. As a percentage of passenger revenue, commission expense decreased 14%, from 7.8% to 6.7%. In 1998, 70% of ticket sales were made through travel agents, versus 72% in 1997.

Other selling expenses increased 18%, higher than the 9% increase in passenger revenues, due to increased advertising to promote the new Canada market and other markets.

Depreciation and amortization expense increased 9%, primarily due to modifications (made in late 1997) to the B737-200C fleet to meet Stage 3 noise requirements, a full year of depreciation on two MD-80s purchased in 1997 and added depreciation on computers and related equipment.

Landing fees and other rentals increased 12%, higher than the 9% increase in capacity, primarily due to rental rate and space increases at several airports and higher than average fees in Canada.

Other expense decreased 1%, primarily due to a $2.7 million recovery of California property taxes that resulted from settlement of industry litigation, lower long distance telephone rates and lower insurance rates. These savings were partly offset by higher expenditures for operating supplies, employee hiring, flight crew hotels and legal fees.

Nonoperating Income (Expense) Net nonoperating items improved $3.4 million over 1997 due to lower interest expense (due to less intercompany and other debt ) and higher interest income (due to higher cash balances), which were partly offset by a $16.5 million charge for settlement of the MarkAir litigation.

Liquidity and Capital Resources
The table below presents the major indicators of financial condition and liquidity.

                          	Dec. 31, 1997  	Dec. 31, 1998   	Change
                           (In millions, except debt-to-equity)

Cash and marketable securities	   $212.4	        	$306.3	   	$93.9
Working capital (deficit)		       (151.4)		        (85.7)   		65.7
Long-term debt and
  capital lease obligations      		215.3         		171.5	   	(43.8)
Shareholders' equity		             433.0         		549.5   		116.5
Debt-to-equity	                  33%:67%        	24%:76%       	NA

1998 Financial Changes The Company's cash and marketable securities portfolio increased by $94 million during 1998. Operating activities provided $272 million of cash during this period. Additional cash was provided by the sale and leaseback of nine B737-400 aircraft ($288 million). Cash was used for $420 million of capital expenditures, including the purchase of nine new B737-400 aircraft, a previously leased B737-400 aircraft, flight equipment deposits and airframe and engine overhauls and the repayment of debt ($45 million).

Like most airlines, the Company has a working capital deficit. The existence of a working capital deficit has not in the past impaired the Company's ability to meet its obligations as they become due and it is not expected to do so in the future.

Financing Arrangements   During 1998, Alaska sold nine B737-400 aircraft
and leased them back for 18 years.


Commitments During 1998, Alaska's lease commitments increased approximately $414 million due to the sale and leaseback of nine B737-400 aircraft. In addition, Alaska ordered eight Boeing 737 aircraft with a cost of approximately $256 million. Alaska expects to finance the new planes with either leases, long-term debt or internally generated cash. At December 31, 1998, the Company had firm orders for 25 aircraft with a total cost of approximately $818 million as set forth below. In addition, Alaska has options to acquire 26 more B737s.

                   	Delivery Period - Firm Orders
Aircraft        		1999  	2000  	2001	  2002  	Total
Boeing B737-400		    3	    --	    --	    --	      3
Boeing B737-700		    5	     7	    --	    --     	12
Boeing B737-900		   --    	--     	5	     5	     10
Total	              	8     	7     	5     	5     	25

Cost (Millions)  	$251  	$217  	$175  	$175    $818

The Company accrues the costs associated with returning leased aircraft over the lease period. As leased aircraft are retired, the costs are charged against the established reserve. At December 31, 1998, $45 million was reserved for leased aircraft returns.

Deferred Taxes At December 31, 1998, net deferred tax liabilities were $92 million, which includes $115 million of net temporary differences offset by $23 million of Alternative Minimum Tax (AMT) credits. The Company believes that all of its deferred tax assets, including its AMT credits, will be realized through profitable operations.

Year 2000 Computer Issue The Company uses a significant number of computer software programs and embedded operating systems that were not originally designed to process dates beyond 1999. The Company has implemented a project to ensure that the Company's systems will function properly in the year 2000 and thereafter. The Company expects to remediate most of its major systems by early 1999 and substantially to complete the project by the end of June 1999. The Company believes that, with modifications to its existing software and systems and/or conversions to new software, the year 2000 issue will not pose significant operational problems. Most of the Company's information technology projects in the last several years have made the affected systems year 2000 compliant. The direct costs of projects solely intended to correct year 2000 problems are currently estimated at less than $2 million. The Company does not track certain costs attributable to year 2000, such as salaries of information technology staff not dedicated entirely to the project. Additional systems currently under review may require further resources. The Company does not expect any cost increases to have a material effect on its results of operations.

The Company is also in contact with its significant suppliers and vendors with which its systems interface and exchange data or upon which its business depends. These efforts are designed to minimize the extent to which its business will be vulnerable to their failure to remediate their own year 2000 issues. The Company's business is also dependent upon certain governmental organizations or entities such as the Federal Aviation Administration (FAA) that provide essential aviation industry infrastructure. The Company is working with the Airline Transport Association (ATA) and the International Airline Transport Association
(IATA) to monitor the progress of FAA and airports in making their systems year 2000 compliant. In addition, the Company is independently working with certain rural Alaska airports not within ATA's purview. There can be no assurance that such third parties on which the Company's business relies will successfully remediate their systems on a timely basis. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems or those operated by other parties to operate properly beyond 1999. Areas that could be adversely affected include flight operations, maintenance, planning, reservations, sales, accounting and the frequent flyer program. The Company already has in place certain disaster contingency plans anticipating the potential loss of essential services such as electricity and financial accounting systems. The Company will leverage its year 2000 contingency planning off these existing plans.
In addition, the Company is developing and executing additional contingency plans designed to allow continued operation in the event of failure of key third party systems or products. The foregoing Year 2000 Computer Issue comments include forward-looking statements regarding the performance of the Company. Actual results may differ materially from these projections. Factors that could cause results to differ include the availability of adequate resources to complete the Company's year 2000 plan, the ability to identify and remediate noncompliant systems, and the success of third parties in remediating their year 2000 issues.

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


ITEM 8.	FINANCIAL STATEMENTS

See Item 14.


ITEM 9.	DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART IV


ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS
	ON FORM 8-K

(a) 	(1)	Financial Statements
                                                                 		Page(s)
	Balance Sheet as of December 31, 1997 and 1998                     	13-14
	Statement of Income for the years ended
	  December 31, 1996, 1997 and 1998	                                    15
	Statement of Shareholder's Equity for the years ended
	  December 31, 1996, 1997 and 1998	                                    16
	Statement of Cash Flows for the years ended December 31, 1996,
	  1997 and 1998	                                                       17
	Notes to Financial Statements as of December 31, 1998	              18-23
	Report of Independent Public Accountants	                              25


	(2)	Financial Statement Schedule II, Valuation and Qualifying
		  Accounts, for the years ended December 31, 1996, 1997 and 1998     	26

	(3)	Exhibits
		See Exhibit Index on page 27.

(b)	No reports on Form 8-K were filed during the fourth quarter of
1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIRLINES, INC.


By: 	/s/ John F. Kelly							Date: February 10, 1999
	John F. Kelly
	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 10, 1999 on behalf of the registrant and in the capacities indicated.

		/s/ John F. Kelly			Chairman and Chief Executive Officer
		John F. Kelly			Director

		/s/ Harry G. Lehr			Senior Vice President/Finance
		Harry G. Lehr			(Principal Financial Officer)

		/s/ Bradley D. Tilden			Controller
		Bradley D. Tilden			(Principal Accounting Officer)

		/s/ Ronald F. Cosgrave		Director
		Ronald F. Cosgrave

		/s/ Mary Jane Fate			Director
		Mary Jane Fate

		/s/ R. Marc Langland			Director
		R. Marc Langland

		 /s/ Robert L. Parker, Jr.		Director
			Robert L. Parker, Jr.

		 /s/ Patricia Q. Stonesifer	Director
			Patricia Q. Stonesifer

BALANCE SHEET
Alaska Airlines, Inc.
ASSETS

As of December 31  (In Millions)                                   1997             1998

Current Assets
Cash and cash equivalents                                        $102.3            $29.1
Marketable securities                                             110.1            277.2
Receivables from related companies                                  4.3              7.0
Receivables - less allowance for doubtful accounts
 (1997 - $1.2; 1998 - $0.9)                                        65.5             66.0
Inventories and supplies                                           26.5             23.9
Prepaid expenses and other assets                                  86.6            103.5

Total Current Assets                                              395.3            506.7

Property and Equipment
Flight equipment                                                  886.4            926.0
Other property and equipment                                      222.8            243.2
Deposits for future flight equipment                               80.0            130.4
                                                                1,189.2          1,299.6
Less accumulated depreciation & amortization                      324.6            364.1
                                                                  864.6            935.5
Capital leases:
Flight and other equipment                                         44.4             44.4
Less accumulated amortization                                      27.5             29.6
                                                                   16.9             14.8
                                                                    0.0              0.0
Total Property and Equipment - Net                                881.5            950.3

Intangible Assets                                                  14.5             14.0

Other Assets                                                       79.4             77.8

Total Assets                                                   $1,370.7         $1,548.8

See accompanying notes to financial statements.

BALANCE SHEET
Alaska Airlines, Inc.
LIABILITIES AND SHAREHOLDER'S EQUITY

As of December 31  (In Millions)                                   1997             1998

Current Liabilities
Accounts payable                                                  $55.9            $63.8
Payables to related companies                                      50.7            104.4
Accrued aircraft rent                                              47.7             62.1
Accrued wages, vacation and payroll taxes                          60.5             68.9
Other accrued liabilities                                          83.0             88.3
Air traffic liability                                             166.2            177.7
Note payable to related company                                    54.0              -
Current portion of long-term debt and
  capital lease obligations                                        28.7             27.2
                                                                    0.0              0.0
Total Current Liabilities                                         546.7            592.4
                                                                    0.0              0.0
Long-Term Debt & Capital Lease Obligations                        215.3            171.5

Other Liabilities and Credits
Deferred income taxes                                              72.2             98.2
Deferred income                                                    15.4             38.1
Other liabilities                                                  88.1             99.1
                                                                  175.7            235.4

Commitments

Shareholder's Equity
Common stock, $1 par value
  Authorized:  1,000 shares
  Issued:  1997 and 1998 - 500 shares                               -                -
  Capital in excess of par value                                  225.8            225.8
Retained earnings                                                 207.2            323.7
                                                                  433.0            549.5

Total Liabilities and Shareholder's Equity                     $1,370.7         $1,548.8

See accompanying notes to financial statements.

STATEMENT OF INCOME
Alaska Airlines, Inc.

Year Ended December 31
(In Millions)                                        1996            1997               1998
Operating Revenues
Passenger                                         $1,146.8        $1,297.0         $1,410.4
Freight and mail                                      82.7            82.9             83.7
Other - net                                           67.8            68.0             72.2
Total Operating Revenues                           1,297.3         1,447.9          1,566.3
Operating Expenses
Wages and benefits                                   384.5           435.9            485.8
Contracted services                                   36.9            42.5             48.7
Aircraft fuel                                        200.5           199.7            162.3
Aircraft maintenance                                  57.1            67.4             77.6
Aircraft rent                                        146.0           148.5            158.9
Food and beverage service                             44.2            46.7             49.1
Commissions                                           88.7           100.8             94.4
Other selling expenses                                64.3            63.9             75.2
Depreciation and amortization                         55.9            56.9             61.9
Loss (gain) on disposition of assets                  (9.3)           (1.2)             1.0
Landing fees and other rentals                        49.9            53.1             59.4
Other                                                 88.6            99.4             98.0
Total Operating Expenses                           1,207.3         1,313.6          1,372.3
Operating Income                                      90.0           134.3            194.0
Nonoperating Income (Expense)
Interest income                                       11.5            12.2             23.2
Interest expense                                     (29.7)          (25.0)           (17.4)
Interest capitalized                                   0.6             3.4              5.1
Other - net                                            2.1             2.5            (14.4)
                                                     (15.5)           (6.9)            (3.5)
Income before income tax                              74.5           127.4            190.5
Income tax expense                                    28.9            51.4             74.0
Net Income                                           $45.6           $76.0           $116.5

See accompanying notes to financial statements.

STATEMENT OF SHAREHOLDER'S EQUITY
Alaska Airlines, Inc.
                                                        Capital in
                                             Common      Excess of      Retained
(In Millions)                                 Stock      Par Value      Earnings       Total

Balances at December 31, 1995                 $ -            $225.8         $85.6      $311.4


1996 net income                                                              45.6        45.6

Balances at December 31, 1996                   -             225.8         131.2       357.0


1997 net income                                                              76.0        76.0

Balances at December 31, 1997                   -             225.8         207.2       433.0


1998 net income                                                             116.5       116.5

Balances at December 31, 1998                 $ -            $225.8        $323.7      $549.5

See accompanying notes to financial statements.

STATEMENT OF CASH FLOWS
Alaska Airlines, Inc.
Year Ended December 31  (In Millions)                       1996         1997            1998
Cash flows from operating activities:
Net income                                                $45.6          $76.0           $91.6
Adjustments to reconcile net income to cash:
   Depreciation and amortization                           55.9           56.9            46.0
   Amortization of airframe and engine overhauls           28.9           29.6            25.5
   Loss (gain) on sale of assets                           (9.3)          (1.2)            0.3
   Increase in deferred income taxes                        8.2            6.6            30.8
   Decrease (increase) in accounts receivable              14.2           90.1           (21.8)
   Increase in other current assets                       (10.5)          (7.6)            5.8
   Increase in air traffic liability                       38.3            4.0            26.9
   Increase in other current liabilities                   25.7           66.2            82.0
   Other-net                                                6.0            2.6             1.1
Net cash provided by operating activities                 203.0          323.2           288.2
Cash flows from investing activities:
Proceeds from disposition of assets                        53.0            4.5             0.6
Purchases of marketable securities                        (53.5)        (443.6)         (159.0)
Sales and maturities of marketable securities             110.4          385.9            54.1
Restricted deposits                                         0.1           (3.2)           (1.7)
Additions to flight equipment deposits                    (41.3)         (56.4)         (112.1)
Additions to property and equipment                      (188.6)        (236.6)         (233.0)
Net cash used in investing activities                    (119.9)        (349.4)         (451.1)
Cash flows from financing activities:
Proceeds from short-term borrowings                        47.0           56.4             -
Repayment of short-term borrowings                        (65.9)        (103.4)            -
Loan repayments to Alaska Air Group                       (10.8)           -               -
Proceeds from sale and leaseback transactions              85.6          124.2           288.0
Proceeds from issuance of long-term debt                    -             28.0             -
Long-term debt and capital lease payments                (115.4)         (25.9)          (35.4)
Net cash provided by (used in) financing activities       (59.5)          79.3           252.6
Net increase in cash and cash equivalents                  23.6           53.1            89.7
Cash and cash equivalents at beginning of year             25.6           49.2           102.3
Cash and cash equivalents at end of year                  $49.2         $102.3          $192.0
Supplemental disclosure of cash paid during the year for:
  Interest (net of amount capitalized)                    $30.0          $21.9           $11.4
  Income taxes                                             21.4           26.6            48.7
Noncash investing and financing activities:
1996 and 1997 - None
1998 - A $54.0 million note payable to Alaska Air Group was exchanged for a non-interest bearing payable.

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
Alaska Airlines, Inc.
December 31, 1998

Note 1.	Summary of Significant Accounting Policies

Organization and Nature of Operations
Alaska Airlines, Inc. (Alaska), an Alaska corporation, is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group), a Delaware corporation. Air Group is also the parent company of Horizon Air Industries, Inc. (Horizon). The Company is a major airline serving Alaska, the West Coast, Mexico and Eastern Russia. It operates an all jet fleet and its average passenger trip is 864 miles.

Basis of Presentation
Preparation of financial statements requires the use of management's estimates. Actual results could differ from those estimates. Certain reclassifications have been made in prior years' financial statements to conform to the 1998 presentation.

Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less. They are carried at cost, which approximates market. The Company reduces its cash balance when checks are disbursed. Due to the time delay in checks clearing the banks, the Company normally maintains a negative cash balance on its books which is reported as a current liability. The amount of the negative cash balance was $9.0 million and $14.9 million at December 31, 1997 and 1998, respectively.

Inventories and Supplies
Expendable and repairable aircraft parts, as well as other materials and supplies, are stated at average cost. An allowance for obsolescence is accrued on a straight-line basis over the estimated useful lives of the aircraft. Inventories related to the retired B727 fleet and other surplus items are carried at their net realizable value. The allowance at December 31, 1997 and 1998 for all inventories was $12.6 million and $15.6 million, respectively.

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

Intangible Assets-Subsidiaries
The excess of the purchase price over the fair value of net assets acquired is recorded as an intangible asset and is amortized over 40 years. Accumulated amortization at December 31, 1996 and 1997 was $5.9 million and $6.4 million, respectively.
Deferred Income
Deferred income results from the sale and leaseback of aircraft, the receipt of manufacturer or vendor credits, and from the sale of foreign tax benefits. This income is recognized over the term of the applicable agreements.

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

Other Selling Expenses
Other selling expenses includes credit card commissions, computerized reservations systems (CRS) charges, advertising and promotional costs. The costs of advertising are expensed the first time the advertising takes place. Advertising expense was $12.9 million, $8.8 million, and $15.5 million, respectively, in 1996, 1997 and 1998.

Nonoperating Expense
During 1998, the Company settled a breach of contract lawsuit with MarkAir, Inc., which resulted in a $16.5 million charge to other nonoperating expense.

Income Taxes
Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Derivative Financial Instruments
The Company enters into foreign exchange forward contracts, generally with maturities of less than one month, to manage risk associated with net foreign currency transactions. Resulting gains and losses are recognized currently in other operating expense. The Company periodically enters into interest rate swap agreements to hedge interest rate risk. The differential to be paid or received from these agreements is accrued as interest rates change and is recognized currently in the income statement. The Company periodically enters into hedge agreements to reduce its exposure to fluctuations in the price of jet fuel. A gain or loss is recorded if the fuel index average exceeds the ceiling price or falls below the floor price. There were no interest rate swaps or fuel hedges entered into in 1998.


Note 2.	Marketable Securities
Marketable securities are investments that are readily convertible to cash and have original maturities that exceed three months. They are classified as available for sale and consisted of the following at December 31 (in millions):
                              	1997    	1998
Cost:
U.S. government securities  		$75.1	  $214.1
Asset backed obligations     		35.0  	  31.7
Other corporate obligations	    	--  	  31.4
                           		$110.1	  $277.2
Fair value:
U.S. government securities  		$75.2	  $214.9
Asset backed obligations		     35.0    	31.8
Other corporate obligations		    --	    31.3
		                           $110.2  	$278.0

There were no material unrealized holding gains or losses at December 31, 1997 or 1998.

Of the marketable securities on hand at December 31, 1998, 49% will mature during 1999 and the remainder will mature during 2000. Based on specific identification of securities sold, the following occurred in 1997 and 1998 (in millions):
                      	1997  	  1998
Proceeds from sales		$385.9	  $156.3
Gross realized gains		  0.1     	0.2
Gross realized losses		 0.1      	--

Realized gains and losses are reported as a component of interest income.

Note 3.	Other Assets

Other assets consisted of the following at December 31 (in millions):
                         	1997  	1998
Restricted deposits		    $66.8	 $68.4
Deferred costs and other	 12.6   	9.4
                       		$79.4 	$77.8

Deferred costs are amortized over the term of the related lease or contract.

Note 4.	Related Company Transactions

In May 1991, Air Group made a $95.2 million loan to Alaska. Alaska made loan repayments of $3.6 million in 1996 and $10.8 million in 1997. In February 1998, the remaining $54.0 million loan balance was exchanged for a non-interest bearing payable, which is due on demand, to Air Group. The weighted average interest rate on the loan was 7% in all three years.

Note 5.	Long-Term Debt and Capital Lease Obligations

At December 31, 1997 and 1998, long-term debt and capital lease obligations were as follows (in millions):
                                   	1997   	1998
8.5%* fixed rate notes payable
	due through 2001	                $103.5	  $90.3
6.0%* variable rate notes payable
	due through 2009	                 114.9	   85.2
Long-term debt	                    218.4  	175.5
Capital lease obligations	          25.6   	23.2
Less current portion	              (28.7) 	(27.2)
                                 	$215.3  $171.5
* weighted average for 1998

At December 31, 1998, borrowings of $175.5 million are secured by flight equipment and real property. At December 31, 1998, Alaska had a $115 million credit facility with commercial banks. Advances under this facility may be for up to a maximum maturity of four years. Borrowings may be used for aircraft acquisitions or other corporate purposes, and they bear interest at a rate which varies based on LIBOR. At December 31, 1998, no borrowings were outstanding under this credit facility.

Certain Alaska loan agreements contain provisions that require maintenance of specific levels of net worth, leverage and fixed charge coverage, and limit investments, lease obligations, sales of assets and additional indebtedness. At December 31, 1998, the Company was in compliance with all loan provisions, and under the most restrictive loan provisions, Alaska had $175 million of net worth above the minimum.

At December 31, 1998, long-term debt principal payments for the next five years were (in millions):
1999		$24.5
2000		$55.5
2001		$45.4
2002		$12.1
2003		$12.3

Note 6.	Commitments

Lease Commitments
Lease contracts for 57 aircraft have remaining lease terms of one to 18 years. The majority of airport and terminal facilities are also leased. Total rent expense was $173.3 million, $177.7 million and $193.6 million, in 1996, 1997 and 1998, respectively. Future minimum lease payments under long-term operating leases and capital leases as of
December 31, 1998 are shown below (in millions):
                          		Operating Leases  	Capital
                     		  Aircraft 	Facilities	  Leases
1999	                      $151.0      	$23.9	   $4.1
2000                       	141.2       	21.8	    4.1
2001                       	133.1       	15.4    	4.1
2002	                       134.3        	9.4	    4.1
2003	                       114.2        	8.6    	4.1
Thereafter	                 890.1	       86.6    	9.0
Total lease payments		   $1,563.9     	$165.7   	29.5
Less amount representing interest		              (6.3)
Present value of capital lease payments 	       $23.2

Aircraft Commitments
The Company has firm orders for 25 Boeing 737 series aircraft to be delivered between 1999 and 2002. The total amount of these commitments is approximately $818 million. As of December 31, 1998, deposits related to these deliveries were $126 million. In addition to the firm orders, the Company holds purchase options on 26 Boeing 737s.

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

The defined benefit plan assets are primarily common stocks and fixed income securities. The following table sets forth the status of the plans for 1997 and 1998 (in millions):
                                   	1997    	1998
Projected benefit obligation
Beginning of year	                $230.7  	$307.4
Service cost	                       17.3    	22.5
Interest cost	                      17.3    	21.9
Amendments	                         57.7      	--
Change in assumptions	              (8.7)   	27.1
Actuarial loss (gain)	               1.7    	(0.4)
Benefits paid	                      (8.6)   	(6.7)
End of year	                      $307.4  	$371.8
Plan assets at fair value
Beginning of year	                $223.7	  $289.2
Actual return
on plan assets                     	47.6    	54.4
Employer contributions	             26.5    	36.1
Benefits paid                      	(8.6)   	(6.7)
End of year	                      $289.2	  $373.0

Funded status                    		(18.2)   		1.2
Unrecognized loss (gain)	          	(0.8)   		7.2
Unrecognized
transition asset                 			(0.5)  		(0.3)
Unrecognized
prior service cost               			60.1		   49.4
Prepaid pension cost		            $ 40.6 		$ 57.5

Weighted average assumptions
  as of December 31
Discount rate                     	7.25%   	6.75%
Expected return
on plan assets	                    10.0%   	10.0%
Rate of compensation
 increase	                          3.2%    	5.5%

Net pension expense for the defined benefit plans included the following components for 1996, 1997 and 1998 (in millions):

                       	1996   	1997   	1998
Service cost         	$	15.9	 $	17.3 	$	22.4
Interest cost	          15.4   	17.3	   21.9
Expected return
 on  assets	           (18.5) 	(22.1)	 (28.7)
Amortization of
  prior service cost    	0.3    	0.2	    3.8
Recognized
  actuarial loss        	1.4	    1.0     	--
Amortization of
  transition asset     	(0.3)  	(0.3)  	(0.2)
Net pension expense	  $	14.2	 $	13.4	 $	19.2


Alaska also maintains an unfunded, noncontributory benefit plan for certain elected officers. The $21 million unfunded accrued pension cost for this plan was accrued as of December 31, 1998.

The defined contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. Some of these plans require Company matching contributions based on a percentage of participants' contributions. One plan has an Employee Stock Ownership Plan (ESOP) feature. The ESOP owns Air Group common shares which are held in trust for eligible employees. The Company records compensation for payments made to the Plan. As Alaska's contributions are received, the Plan releases the shares of common stock to the employees' accounts. Total expense for the defined contribution plans was $5.7 million, $6.8 million and $6.7 million, respectively, in 1996, 1997 and 1998.

Profit Sharing Plans
Alaska has an employee profit sharing plan. Profit sharing expense for 1996, 1997 and 1998 was $0.9 million, $12.1 million and $19.7 million, respectively.



Other Postretirement Benefits
The Company allows retirees to continue their medical, dental and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees because the premiums received by the Company are less than the actual cost of the retirees' claims. The accumulated postretirement benefit obligation (APBO) for this subsidy at December 31, 1997 and 1998 was $15.7 million and $15.7 million, respectively.
The APBO is unfunded and is included with other liabilities on the Balance Sheet. Annual expense related to this subsidy is not considered material to disclose.

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

After consideration of temporary differences, taxable income for 1998 was approximately $195 million.

The components of income tax expense were as follows (in millions):
                     		1996	   1997   	1998
Current tax expense:
	Federal             	$19.9  	$42.6  	$38.0
	State	                 0.9    	1.9    	7.7
Total current	         20.8   	44.5   	45.7
Deferred tax expense:
	Federal	               6.9	    2.5   	27.0
	State	                 1.2    	4.4    	1.3
Total deferred	         8.1    	6.9   	28.3
Total tax expense	    $28.9  	$51.4  	$74.0


Income tax expense reconciles to the amount computed by applying the
U.S. federal rate of 35% to income before taxes as follows (in millions):
                      	1996   	1997   	1998
Income before
  income tax         	$74.5	 $127.4	 $190.5
Expected tax expense 	$26.1  	$44.6  	$66.7
Nondeductible
expenses 	              1.9    	2.0    	2.0
State income tax	       0.9	    4.1    	6.1
Other - net	             --    	0.7   	(0.8)
Actual tax expense	   $28.9	  $51.4	  $74.0

Effective tax rate   	38.8%  	40.3%  	38.8%

Deferred income taxes result from temporary differences in the timing of recognition of revenue and expense for tax and financial reporting purposes. Deferred tax assets and liabilities comprise the following at December 31 (in millions):
                              	1997     	1998
Excess of tax over book
  depreciation	              $157.0	   $158.8
Other - net	                    1.4      	3.5
Gross deferred
 tax liabilities	             158.4	    162.3
Loss carryforward	             (0.5)    	(0.1)
Alternative minimum tax	      (50.2)   	(22.7)
Capital leases	                (4.5)    	(2.6)
Ticket pricing adjustments	    (1.1)    	(1.9)
Frequent flyer program        	(8.4)   	(10.5)
Employee benefits	             (6.2)    	(3.7)
Aircraft return provisions	   (14.5)   	(15.2)
Deferred gains	                (3.5)    	(7.4)
Capitalized interest	          (1.1)    	(1.5)
Inventory obsolescence	        (4.8)    	(4.7)
Gross deferred tax assets    	(94.8)   	(70.3)
Net deferred
tax liabilities	             $ 63.6   	$ 92.0

Current deferred tax asset  	$ (8.6)  	$ (6.2)
Noncurrent deferred
 tax liability	                72.2     	98.2
Net deferred
tax liabilities	             $ 63.6	   $ 92.0




Note 9.	 Financial Instruments

The estimated fair values of the Company's financial instruments were as follows (in millions):

			December 31, 1997
                         	Carrying	     Fair
                           	Amount	    Value
Cash and cash equivalents	  $102.3   	$102.3
Marketable securities	       110.1    	110.2
Restricted deposits	          66.8     	66.8
Long-term debt	              218.4    	218.4

			December 31, 1998
                         	Carrying     	Fair
                           	Amount    	Value
Cash and cash equivalents	   $29.1    	$29.1
Marketable securities	       277.2    	278.0
Restricted deposits          	68.4     	68.4
Long-term debt	              175.5	    175.5

The fair value of cash equivalents approximates carrying value due to the short maturity of these instruments. The fair value of marketable securities is based on quoted market prices. The fair values of restricted deposits and long-term debt approximate the carrying amounts.

                                 Alaska  Airlines Financial and Statistical Data
                                           Quarter Ended December 31                         Year Ended December 31

Financial Data (in millions):          1997         1998    % Change                    1997          1998   % Change
Operating Revenues:
Passenger                             $313.0      $333.5         6.5                 $1,297.0     $1,410.4        8.7
Freight and mail                        20.7        19.8        (4.3)                    82.9         83.7        1.0
Other - net                             16.2        19.4        19.8                     68.0         72.2        6.2
Total Operating Revenues               349.9       372.7         6.5                  1,447.9      1,566.3        8.2

Operating Expenses:
Wages and benefits                     106.1       115.0         8.4                    423.8        466.1       10.0
Employee profit sharing                  2.4         3.7        54.2                     12.1         19.7       62.8
Contracted services                     11.6        11.8         1.7                     42.5         48.7       14.6
Aircraft fuel                           49.3        39.1       (20.7)                   199.7        162.3      (18.7)
Aircraft maintenance                    18.6        17.2        (7.5)                    67.4         77.6       15.1
Aircraft rent                           38.2        41.2         7.9                    148.5        158.9        7.0
Food and beverage service               11.8        12.5         5.9                     46.7         49.1        5.1
Commissions                             22.9        22.5        (1.7)                   100.8         94.4       (6.3)
Other selling expenses                  11.7        18.9        61.5                     63.9         75.2       17.7
Depreciation and amortization           14.9        15.9         6.7                     56.9         61.9        8.8
Loss (gain) on sale of assets           (0.9)        0.6         NM                      (1.2)         1.0        NM
Landing fees and other rentals          12.7        14.8        16.5                     53.1         59.4       11.9
Other                                   26.2        24.9        (5.0)                    99.4         98.0       (1.4)
Total Operating Expenses               325.5       338.1         3.9                  1,313.6      1,372.3        4.5

Operating Income                        24.4        34.6        41.8                    134.3        194.0       44.5

Interest income                          3.9         6.8                                 12.2         23.2
Interest expense                        (5.9)       (4.0)                               (25.0)       (17.4)
Interest capitalized                     1.1         1.5                                  3.4          5.1
Other - net                              0.1        (0.1)                                 2.5        (14.4)
                                        (0.8)        4.2                                 (6.9)        (3.5)

Income Before Income Tax               $23.6       $38.8        64.4                   $127.4       $190.5       49.5

Operating Statistics:
Revenue passengers (000)               2,958       3,211         8.5                   12,284       13,056        6.3
RPMs (000,000)                         2,490       2,749        10.4                   10,386       11,283        8.6
ASMs (000,000)                         3,847       4,204         9.3                   15,436       16,807        8.9
Passenger load factor                   64.7%       65.4%     0.7 pts                    67.3%        67.1%   (0.2)pts
Breakeven load factor                   60.2%       58.0%    (2.2)pts                    60.5%        58.0%   (2.5)pts
Yield per passenger mile               12.57c      12.13c       (3.5)                   12.49c       12.50c       0.1
Operating revenue per ASM               9.10c       8.87c       (2.5)                    9.38c        9.32c      (0.6)
Operating expenses per ASM              8.46c       8.04c       (5.0)                    8.51c        8.17c      (4.1)
Fuel cost per gallon                    71.7c       52.6c      (26.7)                    72.6c        54.6c     (24.8)
Fuel gallons (000,000)                  68.8        74.3         8.0                    275.2        297.4        8.1
Average number of employees            8,223       8,787         6.9                    8,236        8,704        5.7
Aircraft utilization (block hours)      11.2        11.2         0.0                     11.4         11.5        0.9
Operating fleet at period-end             78          84         7.7                       78           84        7.7
NM = Not Meaningful
c=cents

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholder of Alaska Airlines, Inc.:

We have audited the accompanying balance sheet of Alaska Airlines, Inc. (an Alaska corporation) as of December 31, 1998 and 1997, and the related statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alaska Airlines, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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


Seattle, Washington
January 25, 1999

VALUATION AND QUALIFYING ACCOUNTS
Alaska Airlines, Inc.                                                                   Schedule II

                                                            Additions
                                             Beginning        Charged        (A)             Ending
(In Millions)                                  Balance     to Expense     Deductions        Balance

Year Ended December 31, 1996
(a) Reserve deducted from asset
     to which it applies:
       Allowance for doubtful accounts            $1.6           $0.6          $(1.0)          $1.2

   Obsolescence allowance for flight             $10.9           $2.2          $(1.0)         $12.1
     equipment spare parts

(b) Reserve recorded as other
     long-term liabilities:                      $30.2           $7.6          $(2.8)         $35.0
  Leased aircraft return provision

Year Ended December 31, 1997
(a) Reserve deducted from asset
     to which it applies:
   Allowance for doubtful accounts                $1.2           $1.0          $(1.0)          $1.2
   Obsolescence allowance for flight
     equipment spare parts                       $12.1           $2.0          $(1.5)         $12.6

(b) Reserve recorded as other
     long-term liabilities:
  Leased aircraft return provision               $35.0           $8.0          $(2.6)         $40.4


Year Ended December 31, 1998
(a) Reserve deducted from asset
     to which it applies:
   Allowance for doubtful accounts                $1.2           $1.1          $(1.4)          $0.9
   Obsolescence allowance for flight
     equipment spare parts                       $12.6           $4.5          $(1.5)         $15.6

(b) Reserve recorded as other
     long-term liabilities:
  Leased aircraft return provision               $40.4           $9.2          $(4.4)         $45.2


(A) Deduction from reserve for purpose for which reserve was created.

EXHIBIT INDEX

Certain of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference from the document described in parenthesis. Certain others are filed herewith.

	3.1	Articles of Incorporation of Alaska Airlines, Inc.  as  amended through February 26, 1991
	3.2	Bylaws  of Alaska Airlines, Inc. as amended and in effect
February 26, 1991
	4.1	Trust Indentures and Security Agreement for Alaska Airlines
Equipment Trust Certificates, Series A and B (Exhibit No. 4(a)(1)
to Form S-3, Amendment No. 1, Registration No. 33-46668)
	4.2	Trust Indentures and Security Agreement for Alaska Airlines
Equipment Trust Certificates, Series C and D (Exhibit No. 4(a)(1)
to Form S-3, Amendment No. 2, Registration No. 33-46668)
	4.3	Participation Agreement for Alaska Airlines Equipment Trust
Certificates, Series A and B (Exhibit No. 4(b)(1) to Form S-3,
Amendment No. 1, Registration No. 33-46668)
	4.4	Participation Agreement for Alaska Airlines Equipment Trust
Certificates, Series C and D (Exhibit No. 4(b)(1) to Form S-3,
Amendment No. 2, Registration No. 33-46668)
	4.5	Lease Agreement for Alaska Airlines Equipment Trust Certificates
(Exhibit No. 4(b)(2) to Form S-3, Registration No. 33-46668)
	10.1	Lease and Assignment of Sublease Agreement dated February 1, 1979 between Alaska Airlines, Inc. and the Alaska Industrial
Development Authority
	10.2	Lease and Assignment and Sublease Agreement dated April 1, 1978 between Alaska Airlines, Inc. and the Alaska Industrial
Development Authority
 	10.3	Management Incentive Plan (1992 Alaska Air Group, Inc. Proxy
Statement)
	10.4	Loan Agreement dated as of December 1, 1984, between Alaska
Airlines, Inc. and the Industrial Development Corporation of the
Port of Seattle
	#10.5	Lease Agreement dated January 22, 1990 between International
Lease Finance Corporation and Alaska Airlines, Inc. for the
lease of a B737-400 aircraft, summaries of 19 substantially
identical lease agreements and Letter Agreement #1 dated January
22, 1990 (Exhibit 10-14 to 1990 10-K)
	#10.6	Agreement dated September 18, 1996 between Alaska Airlines, Inc.
and Boeing for the purchase of 12 Boeing 737-400 aircraft
(Exhibit 10.1 to Third Quarter 1996 10-Q)
	10.7	Alaska Air Group, Inc. Supplementary Retirement Plan for Elected
Officers (Exhibit 10.7 to 1997 10-K)
	10.8	1995 Elected Officers Supplementary Retirement Plan (Exhibit 10.8
to 1997 10-K)
	*27	Financial Data Schedule

* Filed herewith.
# Confidential treatment was granted as to a portion of this document.