Form 10-Q
period 1999-03-31
ALASKA AIRLINES INC
filed 1999-04-28
CIK 3202

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

Commission file number  1-8957

                              ALASKA AIRLINES, INC.
             (Exact name of registrant as specified in its charter)

           Alaska                                            92-0009235
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

     The registrant has 500 common shares, par value $1.00, outstanding at March 31, 1999.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Attached are the following Alaska Airlines, Inc. (the Company or Alaska) unaudited financial statements: (i) balance sheets as of March 31, 1999 and December 31, 1998; (ii) statements of income for the three months ended March 31, 1999 and 1998; (iii) statement of shareholder's equity for the three months ended March 31, 1999; and, (iv) statements of cash flows for the three months ended March 31, 1999 and 1998. These statements, which should be read in conjunction with the financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1999, include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The adjustments made were of a normal recurring nature.

The Company is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group) whose principal subsidiaries are Alaska Airlines, Inc. and Horizon Air Industries, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
FIRST QUARTER 1999 COMPARED WITH FIRST QUARTER 1998
Net income for the first quarter of 1999 was $18.7 million compared with a net income of $14.6 million in 1998. Operating income for the first quarter of 1998 was $26.1 million compared with $22.5 million for 1998. Financial and statistical data is shown following the financial statements. A discussion of this data follows.

REVENUES
Capacity grew by 8.4%, primarily due to above average growth in the Southern California, Arizona and Mexico markets. Traffic grew by 9.9%, resulting in almost a one point increase in passenger load factor. The Mexico, Canada and Northern California markets experienced increases in load factor, while the Seattle-Anchorage and Southeast Alaska markets experienced decreases. Lower passenger yields in the Seattle-Anchorage, Arizona and Mexico markets contributed to an overall 1.6% decrease in yield. The higher load factor combined with the lower yield resulted in an essentially flat revenue per available seat mile (ASM). Consequently, passenger revenues increased 8.1%, essentially in line with the 8.4% increase in capacity.

Freight and mail revenues decreased 2.2%, primarily due to lower mail volumes. Other-net revenues increased 18.9%, primarily due to increased revenue from travel partners in Alaska's frequent flyer program and increased aircraft maintenance services performed for other companies.

EXPENSES
Operating expenses grew by 7.5% as a result of an 8.4% increase in capacity and a 0.8% decrease in cost per ASM. The decrease in cost per ASM was largely due to lower fuel prices in 1999. Without the lower fuel prices, cost per ASM would have increased 1%. Explanations for year-over-year changes in the components of operating expenses are as follows:

     o Wages and benefits increased 8.2% due to a 6.4% increase in the number of employees, combined with a 1.7% increase in average wages and benefits per employee. Employees were added in all areas to service the 8.4% capacity (ASM) increase and the 7.3% increase in passengers carried.

     o Contracted services increased 13%, exceeding the 8% increase in capacity, due to greater use of temporary employees (particularly in computer systems development), higher facility repair costs incurred and increased navigation fees in Canada and Mexico.

     o Fuel expense decreased 10%, as the 8% increase in fuel consumption was more than offset by a 16% decrease in the price of fuel.

     o Maintenance expense increased 26%, exceeding the 7% increase in block hours, due to increased engine overhaul expense.

     o Aircraft rent increased 9%, primarily due to leasing six more aircraft in 1999.

     o Food and beverage expense increased 7%, in line with the 7% increase in passengers carried.

     o Commission expense increased 2% on an 8% increase in passenger revenue. As a percentage of passenger revenue, commission expense decreased 6%, from 7.0% to 6.6%. In 1999, 69% of ticket sales were made through travel agents, versus 72% in 1998.

     o Other selling expenses increased 13%, higher than the 8% increase in passenger revenues, primarily due to increased credit card sales and related commission rates.

     o Landing fees and other rentals increased 26%, higher than the 8% increase in capacity, due to a retroactive adjustment at Seattle and rate increases at Seattle and several other airports.

     o Other expense increased 2%, lower than the 8% increase in capacity, primarily due to lower insurance rates and reduced legal expenses.

NONOPERATING INCOME (EXPENSE) Net nonoperating items improved $3.1 million over 1998, primarily due to lower interest expense (due to lower debt balances and lower interest rates on variable debt), higher interest income (due to higher cash balances) and a gain on sale of an industry ticket distribution system.

LIQUIDITY AND CAPITAL RESOURCES
The table below presents the major indicators of financial condition and liquidity.

-----------------------------------------------------------------------------------------------------------
                                               December 31, 1998           MARCH 31, 1999         CHANGE
-----------------------------------------------------------------------------------------------------------
                                      (In millions, except debt-to-equity)
Cash and marketable securities                   $     306.3             $      288.9         $    (17.4)
Working capital (deficit)                              (85.7)                  (117.5)             (31.8)
Long-term debt and
  capital lease obligations                            171.5                    165.0               (6.5)
Shareholders' equity                                   549.5                    568.2               18.7

Debt-to-equity                                       24%:76%                  23%:77%                  NA
-----------------------------------------------------------------------------------------------------------

The Company's cash and marketable securities portfolio decreased by $17 million during the first three months of 1999. Operating activities provided $73 million of cash during this period. Cash was used for $87 million of capital expenditures, including the purchase of two new B737-400 aircraft, flight equipment deposits and airframe and engine overhauls and the repayment of debt ($6 million).

COMMITMENTS At March 31, 1999, the Company had firm orders for 21 aircraft with a total cost of approximately $754 million, as set forth below.

-------------------------------------------------------------------------------------------------
                                                                  DELIVERY PERIOD - FIRM ORDERS
-------------------------------------------------------------------------------------------------
AIRCRAFT                       1999            2000           2001         2002           TOTAL
-------------------------------------------------------------------------------------------------
Boeing B737-400                   1              --             --           --               1
Boeing B737-700                   6               6             --           --              12
Boeing B737-900                  --              --              5            5              10
-------------------------------------------------------------------------------------------------
Total                             7               6              5            5              23
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
Cost (Millions)                $218            $186           $175         $175            $754
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

YEAR 2000 COMPUTER ISSUE The Company uses a significant number of computer software programs and embedded operating systems that were not originally designed to process dates beyond 1999. The Company has implemented a project to ensure that the Companyis systems will function properly in the year 2000 and thereafter. The Company's Y2K project comprises five phases for each affected system: inventory, assessment, remediation, testing and implementation. The inventory and assessment phases are complete. As of March 31, 1999 the Company has completed remediation of more than 85% of its high-priority systems. By the end of June 1999 the Company expects to substantially complete all phases of the project for all systems. The Company believes that, with modifications to its existing software and systems and/or conversions to new software, the year 2000 issue will not pose significant operational problems. Most of the Company's information technology projects in the last several years have made the affected systems year 2000 compliant. The direct costs of projects solely intended to correct year 2000 problems are currently estimated at less than $2 million. The Company does not track certain costs attributable to year 2000, such as salaries of information technology staff not dedicated entirely to the project. Additional systems currently under review may require further resources. The Company does not expect any cost increases to have a material effect on its results of operations.

The Company is also in contact with its significant suppliers and vendors with which its systems interface and exchange data or upon which its business depends. These efforts are designed to minimize the extent to which its business will be vulnerable to their failure to remediate their own year 2000 issues. The Companyis business is also dependent upon certain governmental organizations or entities such as the Federal Aviation Administration (FAA) that provide essential aviation industry infrastructure. The Company is working with the Airline Transport Association (ATA) and the International Airline Transport Association (IATA) to monitor the progress of FAA and airports in making their systems year 2000 compliant. In addition, the Company is independently working with certain rural Alaska airports not within ATA's purview. There can be no assurance that such third parties on which the Companyis business relies will successfully remediate their systems on a timely basis. The Companyis business, financial condition or results of operations could be materially adversely affected by the failure of its systems or those operated by other parties to operate properly beyond 1999. Areas that could be adversely affected include flight operations, maintenance, planning, reservations, sales, accounting and the frequent flyer program.

The Company already has in place certain disaster contingency plans anticipating the potential loss of essential services such as electricity and financial accounting systems. The Company will leverage its year 2000 contingency planning off these existing plans. In addition, the Company is developing and executing additional contingency plans designed to allow continued operation in the event of failure of key internal and third party systems or products. This planning involves (a) making a list of critical operations processes, (b) assessing the effect of their failure on safety, operations and revenue, (c) quantifying the risk of failure of each, and (d) based on the foregoing, developing a discrete contingency plan for each potential failure. The Company expects to complete its contingency planning during the third and fourth quarters of 1999. The foregoing Year 2000 Computer Issue comments include forward-looking statements regarding the performance of the Company. Actual results may differ materially from these projections. Factors that could cause results to differ include the availability of adequate resources to complete the Companyis year 2000 plan, the ability to identify and remediate noncompliant systems, and the success of third parties in remediating their year 2000 issues.

PART II.  OTHER INFORMATION
ITEM 5.  OTHER INFORMATION
EMPLOYEES
During the first quarter of 1999, Alaska and the Association of Flight Attendants began negotiation of a new labor contract covering approximately 1,700 flight attendants. Alaska and the International Association of Machinists
(IAM) are continuing negotiation of a new contract (covering approximately 1,000 rampservice and stock clerk employees) with the assistance of a federal mediator. Alaska and the IAM are also continuing negotiation of a new contract covering approximately 3,200 clerical, office and passenger service employees. Alaska and the Aircraft Mechanics Fraternal Association (AMFA) are continuing negotiation of an initial contract covering approximately 1,100 mechanics, inspectors and cleaners.

ALLIANCES WITH OTHER AIRLINES
Alaska and Horizon have announced a number of new marketing alliances with other airlines that allow reciprocal frequent flyer mileage accrual and redemption privileges and codesharing on certain flights. The purpose of the alliances is to enhance Alaska's and Horizon's revenues by (a) providing our customers more value by offering them more travel destinations and better accrual/redemption opportunities, and (b) gaining access to more connecting traffic from other airlines. The following table shows which of these relationships are existing as of December 31, 1998 (Existing), which are new (New) and which are planned later in 1999 (Planned).

                                                    CODESHARING--                CODESHARING--
                                  FREQUENT          ALASKA FLIGHT #              OTHER AIRLINE FLIGHT #
                                  FLYER             ON FLIGHTS OPERATED          ON FLIGHTS OPERATED
                                  AGREEMENT         BY OTHER AIRLINES            BY ALASKA/HORIZON
                                  ---------         -------------------          ----------------------
MAJOR U.S. OR
INTERNATIONAL AIRLINES
----------------------
American Airlines                   New                    Planned                      None
British Airways                     Existing               None                         None
Canadian Airlines                   New                    New                          New
Continental Airlines                New                    New                          New
KLM                                 Existing               None                         Existing
Northwest Airlines                  Existing               Existing                     Existing
Qantas                              Existing               None                         New
TWA                                 Existing               None                         None
COMMUTER AIRLINES
-----------------
American Eagle                      Existing*              Existing                     None
Era Aviation                        Existing*              Existing                     None
Harbor Airlines                     Existing*              Existing                     None
Trans States Airlines               Existing*              Existing                     None
PenAir                              Existing*              Existing                     None
Reeve Aleutian Airways              Existing*              Existing                     None

* This airline does not have its own frequent flyer program. However, Alaska's Mileage Plan members can accrue and redeem miles on this airline's route system.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibit 27 - Financial data schedule.
(b) No reports on Form 8-K were filed during the first quarter of 1999.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIRLINES, INC.
---------------------------------------
Registrant

Date:  April 28, 1998


/s/ John F. Kelly
---------------------------------------
John F. Kelly
Chairman and Chief Executive Officer


/s/ Harry G. Lehr
---------------------------------------
Harry G. Lehr
Senior Vice President/Finance
(Principal Financial Officer)

BALANCE SHEET
Alaska Airlines, Inc.

ASSETS
----------------------------------------------------------------------      ------------
                                                         December 31,         MARCH 31,
(In Millions)                                                    1998              1999
----------------------------------------------------------------------      ------------
CURRENT ASSETS
Cash and cash equivalents                                       $29.1             $60.6
Marketable securities                                           277.2             228.3
Receivables from related companies                                7.0              22.8
Receivables - net                                                66.0              85.4
Inventories and supplies                                         23.9              23.7
Prepaid expenses and other assets                               103.5             104.0
----------------------------------------------------------------------      ------------
TOTAL CURRENT ASSETS                                            506.7             524.8
----------------------------------------------------------------------      ------------

PROPERTY AND EQUIPMENT
Flight equipment                                                926.0             995.6
Other property and equipment                                    243.2             255.1
Deposits for future flight equipment                            130.4             126.1
----------------------------------------------------------------------      ------------
                                                              1,299.6           1,376.8
Less accumulated depreciation and amortization                  364.1             376.8
----------------------------------------------------------------------      ------------
                                                                935.5           1,000.0
----------------------------------------------------------------------      ------------
Capital leases:
Flight and other equipment                                       44.4              44.4
Less accumulated amortization                                    29.6              30.2
----------------------------------------------------------------------      ------------
                                                                 14.8              14.2
----------------------------------------------------------------------      ------------
TOTAL PROPERTY AND EQUIPMENT - NET                              950.3           1,014.2
----------------------------------------------------------------------      ------------

INTANGIBLE ASSETS - SUBSIDIARIES                                 14.0              13.9
----------------------------------------------------------------------      ------------


OTHER ASSETS                                                     77.8              73.4
----------------------------------------------------------------------      ------------


TOTAL ASSETS                                                 $1,548.8          $1,626.3
----------------------------------------------------------------------      ------------
----------------------------------------------------------------------      ------------

BALANCE SHEET
Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER'S EQUITY
----------------------------------------------------------------------      -------------
                                                         December 31,          MARCH 31,
(In Millions)                                                    1998               1999
----------------------------------------------------------------------      -------------
CURRENT LIABILITIES
Accounts payable                                                $63.8              $65.1
Payables to related companies                                   104.4              108.7
Accrued aircraft rent                                            62.1               55.5
Accrued wages, vacation and payroll taxes                        68.9               51.6
Other accrued liabilities                                        88.3              101.0
Air traffic liability                                           177.7              233.0
Current portion of long-term debt and
  capital lease obligations                                      27.2               27.4
----------------------------------------------------------------------      -------------
TOTAL CURRENT LIABILITIES                                       592.4              642.3
----------------------------------------------------------------------      -------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                    171.5              165.0
----------------------------------------------------------------------      -------------
OTHER LIABILITIES AND CREDITS
Deferred income taxes                                            98.2              110.3
Deferred income                                                  38.1               37.1
Other liabilities                                                99.1              103.4
----------------------------------------------------------------------      -------------
                                                                235.4              250.8
----------------------------------------------------------------------      -------------


SHAREHOLDER'S EQUITY                                              0.0                0.0
Common stock, $1 par value                                        0.0                0.0
  Authorized:  1,000 shares
  Issued:  1998 and 1999 - 500 shares                               -                  -
  Capital in excess of par value                                225.8              225.8
Retained earnings                                               323.7              342.4
----------------------------------------------------------------------      -------------
                                                                549.5              568.2
----------------------------------------------------------------------      -------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                   $1,548.8           $1,626.3
----------------------------------------------------------------------      -------------
----------------------------------------------------------------------      -------------

STATEMENT OF INCOME
Alaska Airlines, Inc.


----------------------------------------------------------------------     --------------
Three Months Ended March 31
(In Millions)                                                    1998               1999
----------------------------------------------------------------------     --------------
OPERATING REVENUES
Passenger                                                      $309.8             $335.0
Freight and mail                                                 18.4               18.0
Other - net                                                      15.9               18.9
----------------------------------------------------------------------     --------------
TOTAL OPERATING REVENUES                                        344.1              371.9
----------------------------------------------------------------------     --------------
OPERATING EXPENSES
Wages and benefits                                              112.7              122.8
Contracted services                                              12.0               13.5
Aircraft fuel                                                    39.1               35.4
Aircraft maintenance                                             18.3               23.0
Aircraft rent                                                    37.2               40.5
Food and beverage service                                        11.0               11.8
Commissions                                                      21.6               22.1
Other selling expenses                                           17.2               19.4
Depreciation and amortization                                    15.1               15.9
Loss on disposition of assets                                       -                0.1
Landing fees and other rentals                                   13.3               16.7
Other                                                            24.1               24.6
----------------------------------------------------------------------     --------------
TOTAL OPERATING EXPENSES                                        321.6              345.8
----------------------------------------------------------------------     --------------
OPERATING INCOME                                                 22.5               26.1
----------------------------------------------------------------------     --------------
Nonoperating Income (Expense)
Interest income                                                   4.4                5.2
Interest expense                                                 (4.7)              (3.8)
Interest capitalized                                              1.1                1.7
Other - net                                                       0.8                1.6
----------------------------------------------------------------------     --------------
                                                                  1.6                4.7
----------------------------------------------------------------------     --------------
Income before income tax                                         24.1               30.8
Income tax expense                                                9.5               12.1
----------------------------------------------------------------------     --------------
NET INCOME                                                      $14.6              $18.7
----------------------------------------------------------------------     --------------
----------------------------------------------------------------------     --------------

STATEMENT OF SHAREHOLDER'S EQUITY
Alaska Airlines, Inc.

------------------------------------------------------------------------------------------------
                                                         Capital in
                                              Common      Excess of       Retained
(In Millions)                                  Stock      Par Value       Earnings        Total
------------------------------------------------------------------------------------------------
Balances at December 31, 1998                   $ --       $225.8          $323.7        $549.5

Net income for the three months
  ended March 31, 1999                                                       18.7          18.7
------------------------------------------------------------------------------------------------

BALANCES AT MARCH 31, 1999                      $ --       $225.8          $342.4        $568.2
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

STATEMENT OF CASH FLOWS
Alaska Airlines, Inc.

---------------------------------------------------------------------------    -----------
Three Months Ended March 31  (In Millions)                            1998           1999
---------------------------------------------------------------------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $14.6          $18.7
Adjustments to reconcile net income to cash:
   Depreciation and amortization                                      15.1           15.9
   Amortization of airframe and engine overhauls                       8.0           10.1
   Increase in deferred income taxes                                   8.6           12.1
   Increase in accounts receivable                                   (28.1)         (35.2)
   Decrease (increase) in other current assets                         0.9           (0.3)
   Increase in air traffic liability                                  46.9           55.3
   Increase (decrease) in other current liabilities                   11.1           (5.6)
   Other-net                                                          (0.2)           1.7
---------------------------------------------------------------------------    -----------
Net cash provided by operating activities                             76.9           72.7
---------------------------------------------------------------------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities                                   (84.2)         (25.7)
Sales and maturities of marketable securities                         20.9           74.6
Restricted deposits                                                   (0.4)           2.8
Additions to flight equipment deposits                               (10.2)         (21.8)
Additions to property and equipment                                  (85.3)         (64.8)
---------------------------------------------------------------------------    -----------
Net cash used in investing activities                               (159.2)         (34.9)
---------------------------------------------------------------------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale and leaseback transactions                         64.0              -
Long-term debt and capital lease payments                             (6.5)          (6.3)
---------------------------------------------------------------------------    -----------
Net cash provided by (used in) financing activities                   57.5           (6.3)
---------------------------------------------------------------------------    -----------
Net increase (decrease) in cash and cash equivalents                 (24.8)          31.5
Cash and cash equivalents at beginning of period                     102.3           29.1
---------------------------------------------------------------------------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $77.5          $60.6
---------------------------------------------------------------------------    -----------
---------------------------------------------------------------------------    -----------
Supplemental disclosure of cash paid during the period for:
  Interest                                                            $4.9           $2.9
  Income taxes                                                          --            4.2
Noncash investing and financing activities:
1998 - A $54.0 million note payable to Alaska Air Group was exchanged for a non-interest bearing payable.

                 ALASKA AIRLINES FINANCIAL AND STATISTICAL DATA

                                                        Quarter Ended March 31
                                          ------------------------------------
                                                                            %
FINANCIAL DATA (IN MILLIONS):                1998          1999        Change
                                             -----         -----       ------
Operating Revenues:
Passenger                                   $309.8        $335.0          8.1
Freight and mail                              18.4          18.0         (2.2)
Other - net                                   15.9          18.9         18.9
                                          -----------------------
Total Operating Revenues                     344.1         371.9          8.1
                                          -----------------------

Operating Expenses:
Wages and benefits                           110.7         119.8          8.2
Employee profit sharing                        2.0           3.0         50.0
Contracted services                           12.0          13.5         12.5
Aircraft fuel                                 39.1          35.4         (9.5)
Aircraft maintenance                          18.3          23.0         25.7
Aircraft rent                                 37.2          40.5          8.9
Food and beverage service                     11.0          11.8          7.3
Commissions                                   21.6          22.1          2.3
Other selling expenses                        17.2          19.4         12.8
Depreciation and amortization                 15.1          15.9          5.3
Loss on sale of assets                         0.0           0.1
Landing fees and other rentals                13.3          16.7         25.6
Other                                         24.1          24.6          2.1
                                          -----------------------
Total Operating Expenses                     321.6         345.8          7.5
                                          -----------------------

Operating Income                              22.5          26.1         16.0
                                          -----------------------

Interest income                                4.4           5.2
Interest expense                              (4.7)         (3.8)
Interest capitalized                           1.1           1.7
Other - net                                    0.8           1.6
                                          -----------------------
                                               1.6           4.7
                                          -----------------------

Income Before Income Tax                     $24.1         $30.8         27.8
                                          -----------------------
                                          -----------------------
OPERATING STATISTICS:
Revenue passengers (000)                     2,863         3,072          7.3
RPMs (000,000)                               2,459         2,701          9.9
ASMs (000,000)                               3,798         4,117          8.4
Passenger load factor                        64.7%         65.6%       0.9 pts
Breakeven load factor                        60.0%         59.9%      (0.1)pts
Yield per passenger mile                    12.60c        12.40c         (1.6)
Operating revenue per ASM                    9.06c         9.03c         (0.3)
Operating expenses per ASM                   8.47c         8.40c         (0.8)
Fuel cost per gallon                         57.5c         48.5c        (15.8)
Fuel gallons (000,000)                        67.9          73.1          7.7
Average number of employees                  8,353         8,885          6.4
Aircraft utilization (block hours)            11.3          11.1         (1.8)
Operating fleet at period-end                   80            86          7.5
c = cents