Form 10-K/A
period 1998-12-31
ALASKA AIRLINES INC
filed 1999-07-22
CIK 3202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-K/A

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF	1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 1998
OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 	1934 [NO FEE REQUIRED]

For the transition period from  . . . . . . . .  to  . . . . . . . .

Commission File Number  0-19978


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

ITEM 8.	FINANCIAL STATEMENTS

The Statement of Cash Flows included in the Alaska Airlines, Inc. Form 10-K dated February 10, 1999 and filed on February 11, 1999 contained incorrect amounts in the 1998 column. The amounts shown were for the nine months ended September 30, 1998. An amended Statement of Cash Flows with the correct full-year 1998 amounts is shown on the next page.


SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment on Form 10-K/A to its annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIRLINES, INC.


By: 	/s/ Harry G. Lehr							Date: July 22, 1999
	Harry G. Lehr
	Senior Vice President/Finance
	(Principal Financial Officer)

STATEMENT OF CASH FLOWS
Alaska Airlines, Inc.
Year Ended December 31  (In Millions)                              1996         1997          1998
Cash flows from operating activities:
Net income                                                       $45.6          $76.0        $116.5
Adjustments to reconcile net income to cash:
   Depreciation and amortization                                  55.9           56.9          61.9
   Amortization of airframe and engine overhauls                  28.9           29.6          34.7
   Loss (gain) on sale of assets                                  (9.3)          (1.2)          1.0
   Increase in deferred income taxes                               8.2            6.6          26.0
   Decrease (increase) in accounts receivable                     14.2           90.1          (3.2)
   Increase in other current assets                              (10.5)          (7.6)        (14.2)
   Increase in air traffic liability                              38.3            4.0          11.7
   Increase in other current liabilities                          25.7           66.2          35.6
   Other-net                                                       6.0            2.6           2.4
Net cash provided by operating activities                        203.0          323.2         272.4
Cash flows from investing activities:
Proceeds from disposition of assets                               53.0            4.5           0.6
Purchases of marketable securities                               (53.5)        (443.6)       (323.4)
Sales and maturities of marketable securities                    110.4          385.9         156.3
Restricted deposits                                                0.1           (3.2)         (1.6)
Additions to flight equipment deposits                           (41.3)         (56.4)       (143.4)
Additions to property and equipment                             (188.6)        (236.6)       (276.7)
Net cash used in investing activities                           (119.9)        (349.4)       (588.2)
Cash flows from financing activities:
Proceeds from short-term borrowings                               47.0           56.4           -
Repayment of short-term borrowings                               (65.9)        (103.4)          -
Loan repayments to Alaska Air Group                              (10.8)           -             -
Proceeds from sale and leaseback transactions                     85.6          124.2         288.0
Proceeds from issuance of long-term debt                           -             28.0           -
Long-term debt and capital lease payments                       (115.4)         (25.9)        (45.4)
Net cash provided by (used in) financing activities              (59.5)          79.3         242.6

Net increase in cash and cash equivalents                         23.6           53.1         (73.2)
Cash and cash equivalents at beginning of year                    25.6           49.2         102.3
Cash and cash equivalents at end of year                         $49.2         $102.3         $29.1
Supplemental disclosure of cash paid during the year for:
  Interest (net of amount capitalized)                           $30.0          $21.9         $13.1
  Income taxes                                                    21.4           26.6          48.5
Noncash investing and financing activities:
 1996 and 1997 - None
1998 - A $54.0 million note payable to Alaska Air Group was exchanged for a non-interest bearing payable.

See accompanying notes to financial statements.