Form 10-Q
period 1999-06-30
ALASKA AIRLINES INC
filed 1999-07-28
CIK 3202

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999.
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  . . . . . .  to  . . . . . .

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
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (206) 431-7079

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     The registrant has 500 common shares, par value $1.00, outstanding at June 30, 1999.

PART I. FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEET (UNAUDITED)
Alaska Airlines, Inc.


ASSETS
-------------------------------------------------------------------   ---------------
                                                       December 31,          JUNE 30,
(In Millions)                                                  1998              1999
-------------------------------------------------------------------   ---------------
CURRENT ASSETS
Cash and cash equivalents                                     $29.1             $67.5
Marketable securities                                         277.2             253.5
Receivables from related companies                              7.0              27.2
Receivables - net                                              66.0              96.0
Inventories and supplies                                       23.9              25.9
Prepaid expenses and other assets                             103.5              98.4
-------------------------------------------------------------------   ---------------
TOTAL CURRENT ASSETS                                          506.7             568.5
-------------------------------------------------------------------   ---------------
PROPERTY AND EQUIPMENT
Flight equipment                                              926.0           1,046.9
Other property and equipment                                  243.2             268.1
Deposits for future flight equipment                          130.4             141.8
-------------------------------------------------------------------   ---------------
                                                            1,299.6           1,456.8
Less accumulated depreciation and amortization                364.1             391.1
-------------------------------------------------------------------   ---------------
                                                              935.5           1,065.7
-------------------------------------------------------------------   ---------------
Capital leases:
Flight and other equipment                                     44.4              44.4
Less accumulated amortization                                  29.6              30.7
-------------------------------------------------------------------   ---------------
                                                               14.8              13.7
-------------------------------------------------------------------   ---------------
TOTAL PROPERTY AND EQUIPMENT - NET                            950.3           1,079.4
-------------------------------------------------------------------   ---------------
INTANGIBLE ASSETS - SUBSIDIARIES                               14.0              13.7
-------------------------------------------------------------------   ---------------
OTHER ASSETS                                                   77.8              72.3
-------------------------------------------------------------------   ---------------
TOTAL ASSETS                                               $1,548.8          $1,733.9
-------------------------------------------------------------------   ---------------
-------------------------------------------------------------------   ---------------

See accompanying notes to financial statements.

BALANCE SHEET (UNAUDITED)
Alaska Airlines, Inc.


LIABILITIES AND SHAREHOLDER'S EQUITY
-------------------------------------------------------------------------     -----------------
                                                            December 31,              JUNE 30,
(In Millions)                                                       1998                  1999
-------------------------------------------------------------------------     -----------------
CURRENT LIABILITIES
Accounts payable                                                   $63.8                 $77.9
Payables to related companies                                      104.4                 108.2
Accrued aircraft rent                                               62.1                  66.3
Accrued wages, vacation and payroll taxes                           68.9                  59.5
Other accrued liabilities                                           88.3                 106.7
Air traffic liability                                              177.7                 253.5
Current portion of long-term debt and
  capital lease obligations                                         27.2                  27.0
-------------------------------------------------------------------------     -----------------
TOTAL CURRENT LIABILITIES                                          592.4                 699.1
-------------------------------------------------------------------------     -----------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                       171.5                 160.3
-------------------------------------------------------------------------     -----------------
OTHER LIABILITIES AND CREDITS
Deferred income taxes                                               98.2                 127.6
Deferred income                                                     38.1                  36.1
Other liabilities                                                   99.1                 105.9
-------------------------------------------------------------------------     -----------------
                                                                   235.4                 269.6
-------------------------------------------------------------------------     -----------------


SHAREHOLDER'S EQUITY
Common stock, $1 par value
  Authorized:  1,000 shares
  Issued:  1998 and 1999 - 500 shares                                ---                   ---
  Capital in excess of par value                                   225.8                 225.8
Retained earnings                                                  323.7                 379.1
-------------------------------------------------------------------------     -----------------
                                                                   549.5                 604.9
-------------------------------------------------------------------------     -----------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                      $1,548.8              $1,733.9
-------------------------------------------------------------------------     -----------------
-------------------------------------------------------------------------     -----------------

See accompanying notes to financial statements.

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
Alaska Airlines, Inc.


------------------------------------------------------------------    --------------
Three Months Ended June 30
(In Millions)                                                 1998              1999
------------------------------------------------------------------    --------------
OPERATING REVENUES
Passenger                                                   $360.9            $386.4
Freight and mail                                              22.8              20.8
Other - net                                                   19.4              21.5
------------------------------------------------------------------    --------------
TOTAL OPERATING REVENUES                                     403.1             428.7
------------------------------------------------------------------    --------------
OPERATING EXPENSES
Wages and benefits                                           123.1             130.2
Contracted services                                           12.7              13.1
Aircraft fuel                                                 39.8              49.2
Aircraft maintenance                                          22.4              22.5
Aircraft rent                                                 38.3              39.9
Food and beverage service                                     12.1              12.2
Commissions                                                   23.8              24.5
Other selling expenses                                        18.7              20.6
Depreciation and amortization                                 15.3              16.4
Loss (gain) on sale of assets                                  0.2               0.1
Landing fees and other rentals                                15.4              16.7
Other                                                         23.6              27.5
------------------------------------------------------------------    --------------
TOTAL OPERATING EXPENSES                                     345.4             372.9
------------------------------------------------------------------    --------------
OPERATING INCOME                                              57.7              55.8
------------------------------------------------------------------    --------------
NONOPERATING INCOME (EXPENSE)
Interest income                                                5.5               5.6
Interest expense                                              (4.5)             (3.6)
Interest capitalized                                           1.5               1.8
Other - net                                                    0.5               0.8
------------------------------------------------------------------    --------------
                                                               3.0               4.6
------------------------------------------------------------------    --------------
Income before income tax                                      60.7              60.4
Income tax expense                                            24.2              23.7
------------------------------------------------------------------    --------------
NET INCOME                                                   $36.5             $36.7
------------------------------------------------------------------    --------------
------------------------------------------------------------------    --------------

See accompanying notes to financial statements.

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
Alaska Airlines, Inc.


------------------------------------------------------------------     -------------
Six Months Ended June 30
(In Millions)                                               1998              1999
------------------------------------------------------------------     -------------
OPERATING REVENUES
Passenger                                                   $670.7            $721.5
Freight and mail                                              41.2              38.8
Other - net                                                   35.3              40.3
------------------------------------------------------------------     -------------
TOTAL OPERATING REVENUES                                     747.2             800.6
------------------------------------------------------------------     -------------
Operating Expenses
Wages and benefits                                           235.8             253.0
Contracted services                                           24.7              26.6
Aircraft fuel                                                 78.9              84.6
Aircraft maintenance                                          40.7              45.4
Aircraft rent                                                 75.5              80.4
Food and beverage service                                     23.1              24.0
Commissions                                                   45.4              46.6
Other selling expenses                                        35.9              40.0
Depreciation and amortization                                 30.4              32.3
Loss on disposition of assets                                  0.2               0.2
Landing fees and other rentals                                28.7              33.4
Other                                                         47.7              52.2
------------------------------------------------------------------     -------------
TOTAL OPERATING EXPENSES                                     667.0             718.7
------------------------------------------------------------------     -------------
OPERATING INCOME                                              80.2              81.9
------------------------------------------------------------------     -------------
NONOPERATING INCOME (EXPENSE)
Interest income                                                9.9              10.8
Interest expense                                              (9.2)             (7.5)
Interest capitalized                                           2.6               3.6
Other - net                                                    1.3               2.4
------------------------------------------------------------------     -------------
                                                               4.6               9.3
------------------------------------------------------------------     -------------
Income before income tax                                      84.8              91.2
Income tax expense                                            33.7              35.8
------------------------------------------------------------------     -------------
NET INCOME                                                   $51.1             $55.4
------------------------------------------------------------------     -------------
------------------------------------------------------------------     -------------

See accompanying notes to financial statements.

STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED)
Alaska Airlines, Inc.


---------------------------------------------------------------------------------------------------------------
                                                                         Capital in
                                                              Common      Excess of       Retained
(In Millions)                                                  Stock      Par Value       Earnings        Total
---------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998                                   $---         $225.8         $323.7       $549.5

Net income for the six months
  ended June 30, 1999                                                                         55.4         55.4
---------------------------------------------------------------------------------------------------------------
BALANCES AT JUNE 30, 1999                                       $---         $225.8         $379.1       $604.9
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

STATEMENT OF CASH FLOWS (UNAUDITED)
Alaska Airlines, Inc.


------------------------------------------------------------------------------    --------------
Six Months Ended June 30  (In Millions)                                   1998              1999
------------------------------------------------------------------------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $51.1             $55.4
Adjustments to reconcile net income to cash:
   Depreciation and amortization                                          30.4              32.3
   Amortization of airframe and engine overhauls                          16.2              20.9
   Loss on disposition of assets                                           0.2               0.2
   Increase in deferred income taxes                                      25.4              29.5
   Increase in accounts receivable                                       (24.1)            (50.2)
   Decrease in other current assets                                        1.1               3.0
   Increase in air traffic liability                                      63.5              75.8
   Increase in other current liabilities                                  28.5              31.1
   Other-net                                                               0.5               4.2
------------------------------------------------------------------------------    --------------
Net cash provided by operating activities                                192.8             202.2
------------------------------------------------------------------------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of assets                                        0.4               ---
Purchases of marketable securities                                      (123.2)            (54.3)
Sales and maturities of marketable securities                             35.8              78.1
Restricted deposits                                                       (1.0)              0.9
Additions to flight equipment deposits                                   (62.9)            (50.4)
Additions to property and equipment                                     (186.5)           (126.7)
------------------------------------------------------------------------------    --------------
Net cash used in investing activities                                   (337.4)           (152.4)
------------------------------------------------------------------------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale and leaseback transactions                            224.0               ---
Long-term debt and capital lease payments                                (29.2)            (11.4)
------------------------------------------------------------------------------    --------------
Net cash provided by (used in) financing activities                      194.8             (11.4)
------------------------------------------------------------------------------    --------------
Net increase in cash and cash equivalents                                 50.2              38.4
Cash and cash equivalents at beginning of period                         102.3              29.1
------------------------------------------------------------------------------    --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $152.5             $67.5
------------------------------------------------------------------------------    --------------
------------------------------------------------------------------------------    --------------
Supplemental disclosure of cash paid during the period for:
  Interest (net of amount capitalized)                                    $7.7              $4.5
  Income taxes                                                             7.2               6.4

Noncash investing and financing activities:
1998 - A $54.0 million note payable to Alaska Air Group was exchanged for a non-interest bearing payable.

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS THAT HAVE CHANGED SIGNIFICANTLY DURING THE SIX MONTHS ENDED JUNE 30, 1999
Alaska Airlines, Inc.

NOTE 1.    BASIS OF PRESENTATION

The accompanying unaudited financial statements of Alaska Airlines, Inc. (the Company or Alaska), should be read in conjunction with the financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1998. They include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The adjustments made were of a normal recurring nature.

The Company is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group) whose principal subsidiaries are Alaska Airlines, Inc. and Horizon Air Industries, Inc.

                 ALASKA AIRLINES FINANCIAL AND STATISTICAL DATA


                                                        Quarter Ended June 30                Six Months Ended June 30
                                       -----------------------------------        -----------------------------------
                                                                         %                                          %
FINANCIAL DATA (IN MILLIONS):              1998           1999      Change            1998           1999      Change
                                       --------       --------    --------        --------       --------    --------
Operating Revenues:
Passenger                              $  360.9       $  386.4         7.1        $  670.7       $  721.5         7.6
Freight and mail                           22.8           20.8        (8.8)           41.2           38.8        (5.8)
Other - net                                19.3           21.5        11.4            35.3           40.3        14.2
                                       -----------------------                    -----------------------
Total Operating Revenues                  403.0          428.7         6.4           747.2          800.6         7.1
                                       -----------------------                    -----------------------

Operating Expenses:
Wages and benefits                        117.1          124.6         6.4           227.8          244.4         7.3
Employee profit sharing                     6.0            5.6        (6.7)            8.0            8.6         7.5
Contracted services                        12.8           13.1         2.3            24.7           26.6         7.7
Aircraft fuel                              39.8           49.2        23.6            78.9           84.6         7.2
Aircraft maintenance                       22.4           22.5         0.4            40.7           45.4        11.5
Aircraft rent                              38.3           39.9         4.2            75.5           80.4         6.5
Food and beverage service                  12.2           12.2         0.0            23.1           24.0         3.9
Commissions                                23.8           24.5         2.9            45.4           46.6         2.6
Other selling expenses                     18.7           20.6        10.2            35.9           40.0        11.4
Depreciation and amortization              15.3           16.4         7.2            30.4           32.3         6.3
Loss on sale of assets                      0.2            0.1          NM             0.2            0.2         0.0
Landing fees and other rentals             15.4           16.7         8.4            28.7           33.4        16.4
Other                                      23.3           27.5        18.0            47.7           52.2         9.4
                                       -----------------------                    -----------------------
Total Operating Expenses                  345.3          372.9         8.0           667.0          718.7         7.8
                                       -----------------------                    -----------------------

Operating Income                           57.7           55.8        (3.3)           80.2           81.9         2.1
                                       -----------------------                    -----------------------

Interest income                             5.6            5.6                         9.9           10.8
Interest expense                           (4.5)          (3.6)                       (9.2)          (7.5)
Interest capitalized                        1.5            1.8                         2.6            3.6
Other - net                                 0.4            0.8                         1.3            2.4
                                       -----------------------                    -----------------------
                                            3.0            4.6                         4.6            9.3
                                       -----------------------                    -----------------------

Income Before Income Tax               $   60.7       $   60.4        (0.5)       $   84.8       $   91.2         7.5
                                       -----------------------                    -----------------------
                                       -----------------------                    -----------------------

Operating Statistics:
Revenue passengers (000)                  3,321          3,439         3.6           6,183          6,511         5.3
RPMs (000,000)                            2,876          2,976         3.5           5,335          5,678         6.4
ASMs (000,000)                            4,166          4,266         2.4           7,964          8,384         5.3
Passenger load factor                      69.0%          69.8%    0.8 pts            67.0%          67.7%    0.7 pts
Breakeven load factor                      57.0%          58.6%    1.6 pts            58.4%          59.2%    0.8 pts
Yield per passenger mile                 12.55c         12.98c         3.5          12.57c         12.71c         1.1
Operating revenue per ASM                 9.67c         10.05c         3.9           9.38c          9.55c         1.8
Operating expenses per ASM                8.29c          8.74c         5.4           8.38c          8.57c         2.4
Fuel cost per gallon                      54.3c          65.5c        20.6           55.9c          57.1c         2.2
Fuel gallons (000,000)                     73.3           75.1         2.5           141.2          148.2         5.0
Average number of employees               8,639          9,244         7.0           8,496          9,065         6.7
Aircraft utilization (block hours)         11.5           11.1        (3.5)           11.4           11.1        (2.6)
Operating fleet at period-end                84             86         2.4              84             86         2.4
NM = Not Meaningful

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
SECOND QUARTER 1999 COMPARED WITH SECOND QUARTER 1998
Net income for the second quarter of 1999 was $36.7 million compared with a net income of $36.5 million in 1998. Operating income for the second quarter of 1999 was $55.8 million compared with $57.7 million for 1998. Financial and statistical data is shown on page nine. A discussion of this data follows.

REVENUES
Capacity grew by 2.4%, primarily due to above average growth in the Southern California, Arizona, Nevada and Canada markets. Traffic grew by 3.5%, resulting in almost a one point increase in passenger load factor. The Mexico, Canada and Northern Alaska markets experienced above average increases in load factor, while the Seattle-Anchorage and Southeast Alaska markets experienced decreases. Passenger yields were up 3.5%, with all markets showing an increase over last year. New marketing alliances with other airlines, improved yield management techniques and small fare increases have helped improve yields. The higher load factor combined with the higher yield resulted in a 3.9% increase in revenue per available seat mile (ASM). Consequently, passenger revenues increased 7.1%.

Freight and mail revenues decreased 8.8%, due to lower freight and mail volumes. Flight cancellations and a poor fish run in Alaska contributed to the lower freight volumes. Other-net revenues increased 11.4%, primarily due to increased revenue from travel partners in Alaska's frequent flyer program.

EXPENSES
Operating expenses grew by 8.0 % as a result of an 2.4% increase in capacity and a 5.4% increase in cost per ASM. The increase in cost per ASM was partly due to higher fuel prices in 1999. Without the higher fuel prices, cost per ASM would have increased 3.3%. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

     - Wages and benefits increased 6.4% due to a 7.0% increase in the number of employees. Employees were added in all areas to service the 2.4% capacity (ASM) increase and the 3.6% increase in passengers carried.

     - Fuel expense increased 24%, due to a 3% increase in fuel usage and a 21% increase in the price of fuel.

     - Maintenance expense increased less than 1%, in spite of a 2% increase in block hours, primarily due to the timing of engine overhauls and other repairs.

     - Commission expense increased 3% on a 7% increase in passenger revenue. As a percentage of passenger revenue, commission expense decreased 4%, from 6.6% to 6.3%. In 1999, 70% of ticket sales were made through travel agents, versus 72% in 1998.

     - Other selling expenses increased 10%, higher than the 7% increase in passenger revenues, primarily due to increased credit card sales and related commission rates.

     - Depreciation increased 7%, primarily due to owning four more aircraft in 1999.

     - Landing fees and other rentals increased 8%, higher than the 2% increase in capacity, due to rate increases at Seattle and several other airports.

     - Other expense increased 18%, primarily due to recording a $2.7 million property tax credit in 1998. Absent this tax credit, the increase would have been 6%.

NONOPERATING INCOME (EXPENSE) Net nonoperating items improved $1.6 million over 1998, primarily due to lower interest expense (due to lower debt balances and lower interest rates on variable debt).

SIX MONTHS 1999 COMPARED WITH SIX MONTHS 1998
Net income for the six months ended June 30, 1999 was $55.4 million, compared with a net income of $51.1 million in 1998. Operating income for the first half of 1999 was $81.9 million compared to $80.2 million for 1998.

Operating income increased 2.1% to $81.9 million, resulting in a 10.2% operating margin as compared to a 10.7% margin in 1998. Operating revenue per ASM increased 1.8% to 9.55 cents while operating expenses per ASM increased 2.4% to
8.57 cents. The increase in revenue per ASM was due to a 1.1% increase in system passenger yield combined with a 0.7 point increase in load factor.

Unit costs increased 2.4% due to higher fuel prices, lower aircraft utilization and higher wages and benefits.

LIQUIDITY AND CAPITAL RESOURCES
The table below presents the major indicators of financial condition and liquidity.


-------------------------------------------------------------------------------------------------------------------------
                                                December 31, 1998                        JUNE 30, 1999             CHANGE
-------------------------------------------------------------------------------------------------------------------------
                                             (In millions, except debt-to-equity)
Cash and marketable securities                       $306.3                                  $321.0                $ 14.7
Working capital (deficit)                             (85.7)                                 (130.6)                (44.9)
Long-term debt and
  capital lease obligations                           171.5                                   160.3                 (11.2)
Shareholders' equity                                  549.5                                   604.9                  55.4
Debt-to-equity                                        24%:76%                                 21%:79%                  NA
Debt-to-equity assuming aircraft
  operating leases are capitalized
  at seven times annualized rent                      71%:29%                                 68%:32%                  NA
-------------------------------------------------------------------------------------------------------------------------

The Company's cash and marketable securities portfolio increased by $15 million during the first six months of 1999. Operating activities provided $202 million of cash during this period. Cash was used for $177 million of capital expenditures, including the purchase of three new B737-400 aircraft, flight equipment deposits and airframe and engine overhauls, and for $11 million of debt repayment.

COMMITMENTS At June 30, 1999, the Company had firm orders for 23 aircraft requiring aggregate payments of approximately $652 million, as set forth below.


---------------------------------------------------------------------------------------------------------
                                                            DELIVERY PERIOD - FIRM ORDERS
---------------------------------------------------------------------------------------------------------
AIRCRAFT                                 1999            2000           2001         2002           TOTAL
---------------------------------------------------------------------------------------------------------
Boeing B737-700                             6               7             --           --              13
Boeing B737-900                            --              --              5            5              10
---------------------------------------------------------------------------------------------------------
Total                                       6               7              5            5              23
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Payments (Millions)                      $192            $190           $155         $115            $652
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

YEAR 2000 COMPUTER ISSUE The Company uses a significant number of computer software programs and embedded operating systems that were not originally designed to process dates beyond 1999. The Company has implemented a project to ensure that the Company's systems will function properly in the year 2000 and thereafter. The Company's Y2K project comprises five phases for each affected system: inventory, assessment, remediation, testing and implementation. Inventory and assessment phases were completed for all systems by first quarter 1999. As of June 30, 1999 the Company has completed every phase, through implementation, of 94% of its mission-critical systems, which is consistent with the industry as a whole as reported by the Air Transport Association (ATA). Remediation, testing and implementation of all remaining systems is scheduled to take place during the third and early fourth quarters of 1999. The Company believes that, with modifications to its existing software and systems and/or conversions to new software, the year 2000 issue will not pose significant operational problems. Most of the Company's information technology projects in the last several years have made the affected systems year 2000 compliant. The direct costs of projects solely intended to correct year 2000 problems are currently estimated at less than $2 million. The Company does not track certain costs attributable to year 2000, such as salaries of information technology staff not dedicated entirely to the project. Additional systems currently under review may require further resources. The Company does not expect any cost increases to have a material effect on its results of operations.

The Company is also in contact with its significant suppliers and vendors with which its systems interface and exchange data or upon which its business depends. These efforts are designed to minimize the extent to which its business will be vulnerable to their failure to remediate their own year 2000 issues. The Company has received favorable Y2K readiness responses from all of its mission-critical and 95% of its other high-priority vendors and suppliers, and continues to follow up to ensure readiness predictions are being met. The Company's business is also dependent upon certain governmental organizations or entities such as the Federal Aviation Administration (FAA) that provide essential aviation industry infrastructure. The Company is working with the ATA and the International Air Transport Association (IATA) to monitor the progress of FAA and airports in making their systems year 2000 compliant. In addition, the Company is independently working with certain rural Alaska airports. There can be no assurance that such third parties on which the Company's business relies will successfully remediate their systems on a timely basis. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems or those operated by other parties to operate properly beyond 1999. Areas that could be adversely affected include flight operations, maintenance, planning, reservations, sales, accounting and the frequent flyer program.

The Company already has in place certain disaster contingency plans anticipating the potential loss of essential services such as electricity and financial accounting systems. The Company is building its year 2000 contingency planning on these existing plans. The Company is also developing and executing additional contingency plans designed to allow continued operation in the event of failure of key internal and third party systems or products. This planning involves (a) making a list of critical operations processes, (b) assessing the effect of their failure on safety, operations and revenue, (c) quantifying the risk of failure of each, and (d) based on the foregoing, developing a discrete contingency plan for each potential failure. Where applicable, the Company will communicate its plans to airports to maximize coordination with their own contingency planning. The Company expects to complete its contingency planning during the third and fourth quarters of 1999. The foregoing Year 2000 Computer Issue comments include forward-looking statements regarding the performance of the Company. Actual results may differ materially from these projections. Factors that could cause results to differ include the availability of adequate resources to complete the Company's year 2000 plan, the ability to identify and remediate noncompliant systems, and the success of third parties in remediating their year 2000 issues.

PART II.  OTHER INFORMATION
ITEM 5.  OTHER INFORMATION
EMPLOYEES
In June 1999, a new 42-month contract covering approximately 1,100 aircraft maintenance technicians, technician helpers, janitors and fleet service employees was ratified. The contract establishes enhanced rates of pay, retirement, health and 401(k) benefits. It also provides for a union shop and binding arbitration of certain issues, including rates of pay.

Alaska and the Association of Flight Attendants are continuing negotiation of a new labor contract covering approximately 1,900 flight attendants. Alaska and the International Association of Machinists (IAM) are continuing negotiation of a new contract (covering approximately 1,000 rampservice and stock clerk employees) with the assistance of a federal mediator. Alaska and the IAM are also continuing negotiation, with the assistance of a federal mediator, of a new contract covering approximately 3,300 clerical, office and passenger service employees.

ALLIANCES WITH OTHER AIRLINES
Alaska and Horizon have announced a number of new marketing alliances with other airlines that allow reciprocal frequent flyer mileage accrual and redemption privileges and codesharing on certain flights. The purpose of the alliances is to enhance Alaska's and Horizon's revenues by (a) providing our customers more value by offering them more travel destinations and better accrual/redemption opportunities, and (b) gaining access to more connecting traffic from other airlines. The following table shows which of these relationships were existing as of December 31, 1998 (Existing), which are new (New) and which are planned later in 1999 (Planned).


                                                                 CODESHARING--                     CODESHARING--
                                           FREQUENT              ALASKA FLIGHT #                   OTHER AIRLINE FLIGHT #
                                           FLYER                 ON FLIGHTS OPERATED               ON FLIGHTS OPERATED
                                           AGREEMENT             BY OTHER AIRLINES                 BY ALASKA/HORIZON
                                           --------              -------------------               -----------------------
MAJOR U.S. OR
INTERNATIONAL AIRLINES
American Airlines                           New                          Planned                        None
British Airways                             Existing                     None                           None
Canadian Airlines                           New                          New                            New
Continental Airlines                        New                          New                            New
KLM                                         Existing                     None                           Existing
Northwest Airlines                          Existing                     Existing                       Existing
Qantas                                      Existing                     None                           New
TWA                                         Existing                     None                           None
COMMUTER AIRLINES
American Eagle                              Existing*                    Existing                       None
Era Aviation                                Existing*                    Existing                       None
Harbor Airlines                             Existing*                    Existing                       None
Trans States Airlines                       Existing*                    Existing                       None
PenAir                                      Existing*                    Existing                       None
Reeve Aleutian Airways                      Existing*                    Existing                       None

* This airline does not have its own frequent flyer program. However, Alaska's Mileage Plan members can accrue and redeem miles on this airline's route system.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibit 27 - Financial data schedule.
(b) No reports on Form 8-K were filed during the second quarter of 1999.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    ALASKA AIRLINES, INC.
---------------------------------------
Registrant

Date:  July 28, 1999


/s/ John F. Kelly
---------------------------------------
John F. Kelly
Chairman and Chief Executive Officer


/s/ Harry G. Lehr
----------------------------------------
Harry G. Lehr
Senior Vice President/Finance
(Principal Financial Officer)