Form 10-Q
period 1999-09-30
ALASKA AIRLINES INC
filed 1999-11-04
CIK 3202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999.
OR
(  )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from  . . . . . .  to  . . . . . .

Commission file number  1-8957

ALASKA AIRLINES, INC.
(Exact name of registrant as specified in its charter)

           Alaska	92-0009235
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

	The registrant has 500 common shares, par value $1.00, outstanding at September 30, 1999.

PART I. FINANCIAL STATEMENTS
ITEM 1. Financial Statements
BALANCE SHEET (unaudited)
Alaska Airlines, Inc.

ASSETS
                                                December 31,           September 30,
(In Millions)                                            1998                    1999
Current Assets
Cash and cash equivalents                               $29.1                   $76.2
Marketable securities                                   277.2                   170.1
Receivables from related companies                        7.0                     5.2
Receivables - net                                        66.0                    87.0
Inventories and supplies                                 23.9                    28.2
Prepaid expenses and other assets                       103.5                    96.3
Total Current Assets                                    506.7                   463.0

Property and Equipment
Flight equipment                                        926.0                 1,158.8
Other property and equipment                            243.2                   286.1
Deposits for future flight equipment                    130.4                   172.4
                                                      1,299.6                 1,617.3
Less accumulated depreciation and amortization          364.1                   406.5
                                                        935.5                 1,210.8
Capital leases:
Flight and other equipment                               44.4                    44.4
Less accumulated amortization                            29.7                    31.2
                                                         14.7                    13.2
Total Property and Equipment - Net                      950.2                 1,224.0

Intangible Assets - Subsidiaries                         14.0                    13.6

Other Assets                                             77.9                    69.2

Total Assets                                         $1,548.8                $1,769.8

See accompanying notes to financial statements.

BALANCE SHEET (unaudited)
Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER'S EQUITY
                                                December 31,           September 30,
(In Millions)                                            1998                    1999
Current Liabilities
Accounts payable                                        $63.8                   $85.1
Payables to related companies                           104.4                   109.0
Accrued aircraft rent                                    62.1                    62.1
Accrued wages, vacation and payroll taxes                68.9                    70.7
Other accrued liabilities                                88.3                   106.1
Air traffic liability                                   177.7                   213.6
Current portion of long-term debt and
  capital lease obligations                              27.2                    27.1
Total Current Liabilities                               592.4                   673.7

Long-Term Debt and Capital Lease Obligations            171.5                   153.9
Other Liabilities and Credits
Deferred income taxes                                    98.2                   143.8
Deferred income                                          38.1                    35.2
Other liabilities                                        99.1                   109.6
                                                        235.4                   288.6


Shareholder's Equity
Common stock, $1 par value
  Authorized:  1,000 shares
  Issued:  1998 and 1999 - 500 shares                      -                       -
  Capital in excess of par value                        225.8                   225.8
Retained earnings                                       323.7                   427.8
                                                        549.5                   653.6
Total Liabilities and Shareholder's Equity           $1,548.8                $1,769.8

See accompanying notes to financial statements.

CONSOLIDATED STATEMENT OF INCOME (unaudited)
Alaska Airlines, Inc.

Three Months Ended September 30
(In Millions)                                      1998             1999
Operating Revenues
Passenger                                         $406.2          $435.6
Freight and mail                                    22.7            21.9
Other - net                                         17.6            18.6
Total Operating Revenues                           446.5           476.1
Operating Expenses
Wages and benefits                                 131.3           137.5
Contracted services                                 12.1            14.1
Aircraft fuel                                       44.4            59.5
Aircraft maintenance                                19.6            23.7
Aircraft rent                                       42.1            40.1
Food and beverage service                           13.5            13.1
Commissions                                         26.5            26.7
Other selling expenses                              20.4            21.7
Depreciation and amortization                       15.6            16.9
Loss on sale of assets                               0.1             0.2
Landing fees and other rentals                      15.9            18.3
Other                                               25.7            28.6
Total Operating Expenses                           367.2           400.4
Operating Income                                    79.3            75.7
Nonoperating Income (Expense)
Interest income                                      6.5             5.5
Interest expense                                    (4.3)           (3.6)
Interest capitalized                                 1.0             2.2
Other - net                                        (15.6)            0.5
                                                   (12.4)            4.6
Income before income tax                            66.9            80.3
Income tax expense                                  26.3            31.6
Net Income                                         $40.6           $48.7

See accompanying notes to financial statements.

CONSOLIDATED STATEMENT OF INCOME (unaudited)
Alaska Airlines, Inc.


Nine Months Ended September 30
(In Millions)                                      1998             1999
Operating Revenues
Passenger                                       $1,076.9        $1,157.1
Freight and mail                                    63.9            60.6
Other - net                                         52.8            58.9
Total Operating Revenues                         1,193.6         1,276.6
Operating Expenses
Wages and benefits                                 367.1           390.5
Contracted services                                 36.9            40.7
Aircraft fuel                                      123.2           144.2
Aircraft maintenance                                60.3            69.1
Aircraft rent                                      117.7           120.5
Food and beverage service                           36.6            37.0
Commissions                                         71.9            73.2
Other selling expenses                              56.3            61.7
Depreciation and amortization                       46.0            49.3
Loss on sale of assets                               0.3             0.4
Landing fees and other rentals                      44.6            51.7
Other                                               73.3            80.8
Total Operating Expenses                         1,034.2         1,119.1
Operating Income                                   159.4           157.5
Nonoperating Income (Expense)
Interest income                                     16.4            16.3
Interest expense                                   (13.5)          (11.1)
Interest capitalized                                 3.6             5.8
Other - net                                        (14.2)            3.0
                                                    (7.7)           14.0
Income before income tax                           151.7           171.5
Income tax expense                                  60.0            67.4
Net Income                                         $91.7          $104.1

See accompanying notes to financial statements.

STATEMENT OF SHAREHOLDER'S EQUITY (unaudited)
Alaska Airlines, Inc.

                                                  Capital in
                                         Common    Excess of    Retained
(In Millions)                             Stock    Par Value    Earnings       Total

Balances at December 31, 1998             $ -          $225.8      $323.7      $549.5

Net income for the nine months
  ended September 30, 1999                                          104.1       104.1

Balances at September 30, 1999            $ -          $225.8      $427.8      $653.6

See accompanying notes to financial statements.

STATEMENT OF CASH FLOWS (unaudited)
Alaska Airlines, Inc.

Nine Months Ended September 30  (In Millions)                     1998             1999
Cash flows from operating activities:
Net income                                                        $91.7           $104.1
Adjustments to reconcile net income to cash:
   Depreciation and amortization                                   46.0             49.3
   Amortization of airframe and engine overhauls                   25.5             32.9
   Loss on sale of assets                                           0.3              0.4
   Increase in deferred income taxes                               30.8             45.6
   Increase in accounts receivable                                (21.9)           (19.2)
   Decrease in other current assets                                 5.7              2.8
   Increase in air traffic liability                               26.9             35.9
   Increase in other current liabilities                           81.9             45.5
   Other-net                                                        1.3              4.2

Net cash provided by operating activities                         288.2            301.5
Cash flows from investing activities:
Proceeds from disposition of assets                                 0.5              0.2
Purchases of marketable securities                               (158.9)           (98.7)
Sales and maturities of marketable securities                      54.1            205.9
Restricted deposits                                                (1.7)             3.9
Additions to flight equipment deposits                           (112.1)          (106.7)
Additions to property and equipment                              (233.0)          (241.4)

Net cash used in investing activities                            (451.1)          (236.8)
Cash flows from financing activities:
Proceeds from sale and leaseback transactions                     288.0               -
Long-term debt and capital lease payments                         (35.4)           (17.6)

Net cash provided by (used in) financing activities               252.6            (17.6)

Net change in cash and cash equivalents                            89.7             47.1
Cash and cash equivalents at beginning of period                  102.3             29.1
Cash and cash equivalents at end of period                       $192.0            $76.2
Supplemental disclosure of cash paid during the period for:
  Interest (net of amount capitalized)                            $11.4             $6.4
  Income taxes                                                     28.1             21.8
Noncash investing and financing activities:
1998 - A $54.0 million note payable to Alaska Air Group was exchanged for a non-interest bearing payable.

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS THAT HAVE CHANGED SIGNIFICANTLY DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1999
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

                                   Alaska  Airlines Financial and Statistical Data

                                       Quarter Ended September 30          Nine Months Ended September 30

Financial Data (in millions):          1998        1999   % Change           1998           1999  % Change
Operating Revenues:
Passenger                             $406.2     $435.6        7.2        $1,076.9      $1,157.1       7.4
Freight and mail                        22.7       21.9       (3.5)           63.9          60.6      (5.2)
Other - net                             17.6       18.6        5.7            52.8          58.9      11.6
Total Operating Revenues               446.5      476.1        6.6         1,193.6       1,276.6       7.0

Operating Expenses:
Wages and benefits                     123.3      130.0        5.4           351.1         374.4       6.6
Employee profit sharing                  8.0        7.5       (6.3)           16.0          16.1       0.6
Contracted services                     12.1       14.1       16.5            36.9          40.7      10.3
Aircraft fuel                           44.4       59.5       34.0           123.2         144.2      17.0
Aircraft maintenance                    19.6       23.7       20.9            60.3          69.1      14.6
Aircraft rent                           42.1       40.1       (4.8)          117.7         120.5       2.4
Food and beverage service               13.5       13.1       (3.0)           36.6          37.0       1.1
Commissions                             26.5       26.7        0.8            71.9          73.2       1.8
Other selling expenses                  20.4       21.7        6.4            56.3          61.7       9.6
Depreciation and amortization           15.6       16.9        8.3            46.0          49.3       7.2
Loss on sale of assets                   0.1        0.2        NM              0.3           0.4       NM
Landing fees and other rentals          15.9       18.3       15.1            44.6          51.7      15.9
Other                                   25.7       28.6       11.3            73.3          80.8      10.2
Total Operating Expenses               367.2      400.4        9.0         1,034.2       1,119.1       8.2

Operating Income                        79.3       75.7       (4.5)          159.4         157.5      (1.2)

Interest income                          6.5        5.5                       16.4          16.3
Interest expense                        (4.3)      (3.6)                     (13.5)        (11.1)
Interest capitalized                     1.0        2.2                        3.6           5.8
Other - net                            (15.6)       0.5                      (14.2)          3.0
                                       (12.4)       4.6                       (7.7)         14.0

Income Before Income Tax               $66.9      $80.3       20.0          $151.7        $171.5      13.1

Operating Statistics:
Revenue passengers (000)                3,661      3,813       4.2            9,845        10,324      4.9
RPMs (000,000)                          3,200      3,265       2.0            8,535         8,943      4.8
ASMs (000,000)                          4,639      4,641       0.0           12,603        13,025      3.3
Passenger load factor                   69.0%      70.3%    1.3 pts           67.7%         68.7%   1.0 pts
Breakeven load factor                   57.3%      56.7%   (0.6)pts           58.0%         58.2%   0.2 pts
Yield per passenger mile               12.69c     13.34c       5.1           12.62c        12.94c      2.5
Operating revenue per ASM               9.62c     10.26c       6.6            9.47c         9.80c      3.5
Operating expenses per ASM              7.92c      8.63c       9.0            8.21c         8.59c      4.7
Fuel cost per gallon                    54.2c      72.8c      34.3            55.2c         62.7c     13.4
Fuel gallons (000,000)                  81.9       81.8       (0.1)          223.1         230.1       3.1
Average number of employees             9,015      9,419       4.5            8,669         9,183      5.9
Aircraft utilization (block hours)      11.8       11.7       (0.8)           11.6          11.3      (2.6)
Operating fleet at period-end              85         88       3.5               85            88      3.5
NM = Not Meaningful
c = cents

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations
Third Quarter 1999 Compared with Third Quarter 1998
Net income for the third quarter of 1999 was $48.7 million compared with a net income of $40.6 million in 1998. The 1998 third quarter included an after-tax charge of $10.1 million for a litigation settlement. Operating income for the third quarter of 1999 was $75.7 million compared with $79.3 million for 1998. Financial and statistical data is shown on page nine. A discussion of this data follows.

Revenues
Capacity remained constant as additional flights in the Arizona and Nevada markets were offset by no service to Russia in 1999 and some reductions in flights in the Alaska markets. Traffic grew by 2.0%, resulting in a 1.3 point increase in passenger load factor. The Canada and Nevada markets experienced the largest increases in load factor. Passenger yields were up 5.1%, with virtually all markets showing an increase over last year. New marketing alliances with other airlines, improved yield management techniques and small fare increases have helped improve yields. The higher load factor combined with the higher yield resulted in a 6.6% increase in revenue per available seat mile (ASM). Consequently, passenger revenues increased 7.2%.

Freight and mail revenues decreased 3.5%, due to lower average freight and mail rates. Other-net revenues increased 5.7%, due to increased revenue from travel partners in Alaska's frequent flyer program.

Expenses
Operating expenses grew by 9.0 % as a result of a 9.0% increase in cost per ASM. The increase in cost per ASM was partly due to higher fuel prices in 1999. Without the higher fuel prices, cost per ASM would have increased 5.9%. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

  Wages and benefits increased 5.4% due to a 4.5% increase in the number of employees. Employees were added in all areas to service the 4.2% increase in passengers carried.

  Contracted services increased 16% due to greater use of temporary employees (particularly in computer systems development), higher facility repair costs incurred, higher rates for ground handling services and increased navigation fees in Canada and Mexico.

  Fuel expense increased 34%, due to a 34% increase in the price of fuel.

  Maintenance expense increased 21%, exceeding the 2% increase in block hours, due to increased airframe and engine overhaul expense.

  Commission expense increased 1% on a 7% increase in passenger revenue. As a percentage of passenger revenue, commission expense decreased 5%, from 5.9% to 5.6%. In 1999, 67% of ticket sales were made through travel agents, versus 70% in 1998.

  Other selling expenses increased 6%, in line with the 7% increase in passenger revenues.

  Depreciation increased 7%, primarily due to owning six more aircraft in 1999.

  Landing fees and other rentals increased 15%, higher than the 1% increase in landings, due to rate increases at Seattle, Portland and several other airports.

  Other expense increased 11%, primarily due to higher expenditures for employee uniforms, recruiting, computer software, operating supplies, utilities and building repairs.

Nonoperating Income (Expense) The 1998 third quarter included a $16.5 million pretax charge for a litigation settlement. Excluding this charge, net nonoperating items were essentially the same in both periods.

Nine Months 1999 Compared with Nine Months 1998
Net income for the nine months ended September 30, 1999 was $104.1 million, compared with a net income of $91.7 million in 1998. Operating income for the first nine months of 1999 was $157.5 million compared to $159.4 million for 1998.

Operating income decreased 1.2% to $157.5 million, resulting in a 12.3% operating margin as compared to a 13.4% margin in 1998. Operating revenue per ASM increased 3.5% to 9.80 cents while operating expenses per ASM increased 4.7% to 8.59 cents. The increase in revenue per ASM was due to a 2.5% increase in system passenger yield combined with a 1.0 point increase in load factor.

Unit costs increased 4.7% due to higher fuel prices, increased maintenance costs, lower aircraft utilization and higher wages and benefits.

Liquidity and Capital Resources
The table below presents the major indicators of financial condition and liquidity.

                                 	Dec. 31, 1998     	Sep. 30, 1999     	Change
(In millions, except debt-to-equity)
Cash and marketable securities	          $306.3           	 $246.3   	  $(60.0)
Working capital (deficit)		               (85.7)	          	(210.7)   		(125.0)
Long-term debt and
  capital lease obligations		             171.5	            	153.9	     	(17.6)
Shareholders' equity		                    549.5            		653.6		     104.1
Debt-to-equity                         	24%:76%	           19%:81%         	NA
Debt-to-equity assuming aircraft
  operating leases are capitalized
  at seven times annualized rent       	71%:29%            	66%:34%        	NA

The Company's cash and marketable securities portfolio decreased by $60 million during the first nine months of 1999. Operating activities provided $302 million of cash during this period. Cash was used for $348 million of capital expenditures, including the purchase of five new Boeing 737 aircraft, two formerly leased Boeing 737s, flight equipment deposits and airframe and engine overhauls, and for $18 million of debt repayment.

Commitments At September 30, 1999, the Company had firm orders for 25 aircraft requiring aggregate payments of approximately $617 million, as set forth below.

                                	Delivery Period - Firm Orders
Aircraft	            	1999   	2000    	2001	    2002	    Total
Boeing B737-700	        	4      	7       	4      	--       	15
Boeing B737-900		       --     	--	       5	       5	       10
Total		                  4      	7       	9       	5       	25

Payments (Millions)	  	$85   	$225    	$205    	$102     	$617

Year 2000 Computer Issue The Company uses a significant number of computer software programs and embedded operating systems that were not originally designed to process dates beyond 1999. The Company has implemented a project to ensure that the Company's systems will function properly in the year 2000 and thereafter. The Company's Y2K project comprises five phases for each affected system: inventory, assessment, remediation, testing and implementation. Inventory and assessment phases were completed for all systems by first quarter 1999. As of September 30, 1999 the Company has completed every phase, through implementation, of 98% of its mission-critical systems, which is consistent with the industry as a whole as reported by the Air Transport Association (ATA). Remediation, testing and implementation of any remaining systems is scheduled to take place during the 4th quarter of 1999. The Company believes that, with modifications to its existing software and systems and/or conversions to new software, the year 2000 issue will not pose significant operational problems. Most of the Company's information technology projects in the last several years have made the affected systems year 2000 compliant. The direct costs of projects solely intended to correct year 2000 problems are currently estimated at less than $2 million. The Company does not track certain costs attributable to year 2000, such as salaries of information technology staff not dedicated entirely to the project. Additional systems currently under review may require further resources. The Company does not expect any cost increases to have a material effect on its results of operations.

The Company is also in contact with its significant suppliers and vendors with which its systems interface and exchange data or upon which its business depends. These efforts are designed to minimize the extent to which its business will be vulnerable to their failure to remediate their own year 2000 issues. The Company has received favorable Y2K readiness responses from all of its mission-critical and 95% of its other high-priority vendors and suppliers, and continues to follow up to ensure readiness predictions are being met. The Company's business is also dependent upon certain governmental organizations or entities such as the Federal Aviation Administration (FAA) that provide essential aviation industry infrastructure. The Company is working with the ATA and the International Air Transport Association (IATA) to monitor the progress of FAA and airports in making their systems year 2000 compliant. In addition, the Company is independently working with certain rural Alaska airports. There can be no assurance that such third parties on which the Company's business relies will successfully remediate their systems on a timely basis. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems or those operated by other parties to operate properly beyond 1999. Areas that could be adversely affected include flight operations, maintenance, planning, reservations, sales, facilities equipment, finance, accounting and the frequent flyer program.

The Company already has in place certain disaster contingency plans anticipating the potential loss of essential services such as electricity and financial accounting systems. The Company is building its year 2000 contingency planning on these existing plans. The Company is also developing and executing additional contingency plans designed to allow continued operation in the event of failure of key internal and third party systems or products. This planning involves (a) making a list of critical operations processes, (b) assessing the effect of their failure on safety, operations and financial stability, (c) quantifying the risk of failure of each, and (d) based on the foregoing, developing a discrete contingency plan for each potential failure. Where applicable, the Company will communicate its plans to airports to maximize coordination with their own contingency planning. The Company has completed steps (a) to (c) and expects to complete its contingency planning during the fourth quarter of 1999. The foregoing Year 2000 Computer Issue comments include forward-looking statements regarding the performance of the Company. Actual results may differ materially from these projections. Factors that could cause results to differ include the availability of adequate resources to complete the Company's year 2000 plan, the ability to identify and remediate noncompliant systems, and the success of third parties in remediating their year 2000 issues.

PART II.  OTHER INFORMATION
ITEM 5.  Other Information
Employees
In June 1999, a new 42-month contract covering approximately 1,100 aircraft maintenance technicians, technician helpers, janitors and fleet service employees was ratified. The contract establishes enhanced rates of pay, retirement, health and 401(k) benefits. It also provides for a union shop and, in the event the parties cannot reach agreement on a new contract, requires binding arbitration of certain issues including rates of pay. The contract is amendable December 25, 2002.

In October 1999, a new four-year contract covering approximately 2,000 flight attendants was ratified. The contract calls for increases in wage rates, improvements in benefits, work rule changes and scheduling flexibility provisions. The contract is amendable in October, 2003.

In October 1999, a new three-year contract covering approximately 3,300 clerical, office and passenger service employees was ratified. The contract calls for increases in wage rates and improvements in benefits, including a matching component to the 401(k) plan. The contract is amendable October 29, 2002.

Alaska and the International Association of Machinists (IAM) are continuing negotiation of a new contract (covering approximately 1,000 rampservice and stock clerk employees) with the assistance of a federal mediator.

Alliances with Other Airlines
Alaska and Horizon have announced a number of new marketing alliances with other airlines that allow reciprocal frequent flyer mileage accrual and redemption privileges and codesharing on certain flights. The purpose of the alliances is to enhance Alaska's and Horizon's revenues by (a) providing our customers more value by offering them more travel destinations and better mileage accrual/redemption opportunities, and (b) gaining access to more connecting traffic from other airlines. The following table shows which of these relationships were existing as of December 31, 1998 and which are new in 1999.

                                 			Codesharing--	        Codesharing--
                       	Frequent   	Alaska Flight #	      Other Airline Flight #
                       	Flyer    	  on Flights Operated  	On Flights Operated
                      		Agreement  	by Other Airlines  	  by Alaska/Horizon
Major U.S. or
International Airlines
American Airlines       	New 	           New                   	None
British Airways	         Existing       	None                  	None
Canadian Airlines	       New            	New                   	New
Continental Airlines	    New            	New                    New
KLM		                    Existing       	None                  	Existing
Northwest Airlines	      Existing       	Existing              	Existing
Qantas                  	Existing       	None                  	New
TWA		                    Existing       	None                  	None
Commuter Airlines
American Eagle	          Existing*      	Existing              	None
Era Aviation	            Existing*	      Existing              	None
Harbor Airlines	         Existing*	      Existing	              None
Trans States Airlines	   Existing*	      Existing	              None
PenAir	                  Existing*	      Existing	              None
Reeve Aleutian Airways  	Existing*      	Existing              	None
* This airline does not have its own frequent flyer program.  However, Alaska's
Mileage Plan members can accrue and redeem miles on this airline's route system.

ITEM 6.  Exhibits and Reports on Form 8-K
(a)	Exhibit 27 - Financial data schedule.
(b)	No reports on Form 8-K were filed during the third quarter of 1999.

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIRLINES, INC.
Registrant

Date:  November 2, 1999


/s/ John F. Kelly
John F. Kelly
Chairman and Chief Executive Officer


/s/ Harry G. Lehr
Harry G. Lehr
Senior Vice President/Finance
(Principal Financial Officer)