Form 10-K405
period 1999-12-31
ALASKA AIRLINES INC
filed 2000-02-25
CIK 3202

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(Mark One)

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1999
                                              OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

     As of December 31, 1999, common shares outstanding totaled 500.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     The registrant meets the conditions set forth in General Instructions
(I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format. Items 4, 6, 10, 11, 12 and 13 have been omitted in accordance with such Instruction I.

     The registrant's parent, Alaska Air Group, Inc. (File No. 1-8957), files reports with the Commission pursuant to the Securities Exchange Act of 1934, as amended.

Exhibit Index begins on page 26.

                                     PART I

ITEM 1.       BUSINESS

GENERAL INFORMATION
Alaska Airlines, Inc. (Alaska or the Company) is a wholly owned subsidiary of Alaska Air Group, Inc. Alaska Air Group, Inc. is a holding company that also owns Horizon Air Industries, Inc. (Horizon). Alaska is a major airline that was organized in 1932 and incorporated in the state of Alaska in 1937. Alaska became a wholly owned subsidiary of Alaska Air Group, Inc. in 1985 pursuant to a reorganization of Alaska into a holding company structure. Alaska Air Group, Inc. is a registrant pursuant to Section 12(b) of the Securities and Exchange Act of 1934 (Commission File No. 1-8957). Alaska's executive offices are located at 19300 Pacific Highway South, Seattle, Washington 98188. In 1999, Alaska accounted for 81% of Alaska Air Group, Inc.'s total operating revenues.

Horizon, a Washington corporation, began service in 1981 and was acquired by Alaska Air Group, Inc. in 1986. Horizon is a regional airline, that operates in the Pacific Northwest, Northern California and Western Canada.

OPERATIONS
Alaska Airlines is an Alaska corporation that was organized in 1932 and incorporated in 1937. Alaska serves 35 cities in six states (Alaska, Washington, Oregon, California, Nevada and Arizona), one city in Canada and six cities in Mexico. In each year since 1973, Alaska has carried more passengers between Alaska and the U.S. mainland than any other airline. In 1999, Alaska carried
13.6 million passengers. Passenger traffic within Alaska and between Alaska and the U.S. mainland accounted for 23% of Alaska's 1999 revenue passenger miles, West Coast traffic (including Vancouver, Canada) accounted for 68% and the Mexico markets 9%. Based on passenger enplanements, Alaska's leading airports are Seattle, Portland, Los Angeles and Anchorage. Based on revenues, its leading nonstop routes are Seattle-Anchorage, Seattle-Los Angeles and Seattle-San Diego. At December 31, 1999, Alaska's operating fleet consisted of 89 jet aircraft.

Alaska distinguishes itself from competitors by providing a higher level of customer service. The airline's excellent service in the form of advance seat assignments, a first class section, attention to customer needs, high-quality food and beverage service, well-maintained aircraft and other amenities has been recognized by independent studies and surveys of air travelers.

ALLIANCES WITH OTHER AIRLINES
Alaska and Horizon have marketing alliances with other airlines that allow reciprocal frequent flyer mileage accrual and redemption privileges and codesharing on certain flights as set forth below. The purpose of the alliances is to enhance Alaska's and Horizon's revenues by (a) providing our customers more value by offering them more travel destinations and better mileage accrual/redemption opportunities, (b) gaining access to more connecting traffic from other airlines, and (c) providing members of alliance partners' frequent flyer programs an opportunity to travel on Alaska and Horizon while earning mileage credit in the alliance partners' program.

                                                              CODESHARING--              CODESHARING--
                                        FREQUENT              ALASKA FLIGHT #            OTHER AIRLINE FLIGHT #
                                        FLYER                 ON FLIGHTS OPERATED        ON FLIGHTS OPERATED
                                        AGREEMENT             BY OTHER AIRLINES          BY ALASKA/HORIZON
                                       -----------           --------------------        -------------------
MAJOR U.S. OR
INTERNATIONAL AIRLINES
----------------------
American Airlines                           Yes                          Yes                   No
British Airways                             Yes                          No                    No
Canadian Airlines                           Yes                          Yes                   Yes
Continental Airlines                        Yes                          Yes                   Yes
KLM                                         Yes                          No                    Yes
Lan Chile                                   Yes                          No                    Yes
Northwest Airlines                          Yes                          Yes                   Yes
Qantas                                      Yes                          No                    Yes
TWA                                         Yes                          No                    No

COMMUTER AIRLINES
-----------------
American Eagle                              Yes*                         Yes                   No
Era Aviation                                Yes*                         Yes                   No
Harbor Airlines                             Yes*                         Yes                   No
Trans States Airlines                       Yes*                         Yes                   No
PenAir                                      Yes*                         Yes                   No
Reeve Aleutian Airways                      Yes*                         Yes                   No


* This airline does not have its own frequent flyer program. However, Alaska's Mileage Plan members can accrue and redeem miles on this airline's route system.

BUSINESS RISKS
The Company's operations and financial results are subject to various uncertainties, such as intense competition, volatile fuel prices, a largely unionized labor force, the need to finance large capital expenditures, government regulation, potential aircraft incidents and general economic conditions. This report may contain forward-looking statements that are based on the best information currently available to management. The forward-looking statements are intended to be subject to the safe harbor protection provided by
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are indicated by phrases such as "the Company believes", "we anticipate" or any other language indicating a prediction of future events. Whether these statements are ultimately accurate depends on a number of outside factors that the Company cannot predict or control. The following discussion of business risks sets forth the principal foreseeable risks and uncertainties that my materially affect these predictions.

COMPETITION
Competition in the air transportation industry is intense. Any domestic air carrier deemed fit by the DOT is allowed to operate scheduled passenger service in the United States. Alaska carries 2.2% of all U.S. domestic passenger traffic. Alaska competes with one or more domestic or foreign airlines on most of its routes. Some of these competitors are substantially larger than Alaska, have greater financial resources and have more extensive route systems.

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

FUEL
Fuel costs were 13.6% of the Company's total operating expenses in 1999. Fuel prices, which can be volatile and are largely outside of the Company's control, can have a significant impact on the Company's operating results. Currently, a one cent change in the fuel price per gallon affects annual fuel costs by approximately $3.1 million. The Company believes that operating fuel efficient aircraft is an effective hedge against high fuel prices. The Company has in the past hedged against its exposure to fluctuations in the price of jet fuel, but has not done so in recent years. The Company expects to resume hedging in 2000.

UNIONIZED LABOR FORCE
Labor costs were 35% of the Company's total operating expenses in 1999. Wage rates can have a significant impact on the Company's operating results. At December 31, 1999, labor unions represented 86% of Alaska's employees. The air transportation industry is regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions. The Company cannot predict the outcome of union contract negotiations nor control the variety of actions (e.g. work stoppage or slowdown) unions might take to try to influence those negotiations.

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

OTHER INFORMATION
EMPLOYEES
Alaska had 10,040 active full-time and part-time employees at December 31, 1999. Alaska's union contracts at December 31, 1999 were as follows:


------------------------------------------------------------------------------------------------------------------------
                                                                      NUMBER OF
       UNION                              EMPLOYEE GROUP              EMPLOYEES                     CONTRACT STATUS
------------------------------------------------------------------------------------------------------------------------
Air Line Pilots                           Pilots                          1,214                  Amendable 4/30/03
Association International
------------------------------------------------------------------------------------------------------------------------

Association of                            Flight attendants               1,814                 Amendable 10/29/03
Flight Attendants
------------------------------------------------------------------------------------------------------------------------

International                             Rampservice                     1,100                  Amendable 1/10/04
Association of                            and stock clerks
Machinists and
Aerospace Workers
                                          Clerical, office and            3,228                 Amendable 10/29/02
                                          passenger service
------------------------------------------------------------------------------------------------------------------------

Aircraft Mechanics                        Mechanics, inspectors           1,130                 Amendable 12/25/02
Fraternal Association                     and cleaners
------------------------------------------------------------------------------------------------------------------------

Mexico Workers                            Mexico airport                     81                   Amendable 4/1/00
Association                               personnel
of Air Transport
------------------------------------------------------------------------------------------------------------------------

Transport Workers                         Dispatchers                        18                   Amendable 2/9/02
Union of America
------------------------------------------------------------------------------------------------------------------------


FREQUENT FLYER PROGRAM
All major airlines have developed frequent flyer programs as a way of increasing passenger loyalty. Alaska's Mileage Plan allows members to earn mileage by flying on Alaska, Horizon and other participating airlines, and by using the services of non-airline partners, which include a credit card partner, telephone companies, hotels and car rental agencies. Alaska is paid by non-airline partners for the miles it credits to member accounts. With advance notice, Alaska has the ability to change the Mileage Plan terms, conditions, partners, mileage credits and award levels.

Mileage can be redeemed for free or discounted travel and for other travel industry awards. Upon accumulating the necessary mileage, members notify Alaska of their award selection. Over

70% of the flight awards selected are subject to blackout dates and capacity-controlled seating. Alaska's miles do not expire. As of the year-end 1998 and 1999, Alaska estimated that 1,101,000 and 1,129,000 round trip flight awards were eligible for redemption by Mileage Plan members who have mileage credits exceeding the 20,000 mile free round trip domestic ticket award threshold. Of these eligible awards, Alaska estimated that 812,000 and 921,000, respectively, would ultimately be redeemed. For the years 1997, 1998 and 1999, approximately 185,000, 191,000 and 226,000 round trip flight awards were redeemed and flown on Alaska and Horizon. These awards represent approximately 3.2% for 1997, 3.1% for 1998, and 3.7% for 1999, of the total passenger miles flown for each period.

Alaska maintains a liability for its Mileage Plan obligation that is based on its total miles outstanding, less an estimate for miles that will never be redeemed. The net miles outstanding are allocated between those credited for travel on Alaska, Horizon or other airline partners and those credited for using the services of non-airline partners. Miles credited for travel on Alaska, Horizon or other airline partners are accrued at Alaska's incremental cost of providing the air travel. The incremental cost includes the cost of meals, fuel, reservations and insurance. The incremental cost does not include a contribution to overhead, aircraft cost or profit. A portion of the proceeds received from non-airline partners is also deferred. At December 31, 1998 and 1999, the total liability for miles outstanding and for estimated payments to partner airlines was $28.0 million and $40.0 million, respectively.

ITEM 2. PROPERTIES

AIRCRAFT
The following table describes the aircraft operated and their average age at December 31, 1999.


-------------------------------------------------------------------------------------------------------------
                                   PASSENGER                                                     AVERAGE AGE
AIRCRAFT TYPE                      CAPACITY           OWNED         LEASED           TOTAL          IN YEARS
-------------------------------------------------------------------------------------------------------------
ALASKA AIRLINES
Boeing 737-200C                         111               7              1               8             19.4
Boeing 737-400                          138               9             31              40              4.7
Boeing 737-700                          120               6             --               6              0.2
McDonnell Douglas MD-80                 140              16             19              35              9.6
-------------------------------------------------------------------------------------------------------------
                                                         38             51              89              7.6
-------------------------------------------------------------------------------------------------------------


Nineteen of the 38 aircraft owned by Alaska as of December 31, 1999 are subject to liens securing long-term debt. Alaska's leased B737-200C, B737-400 and MD-80 aircraft have lease expiration dates in 2000, between 2002 and 2016, and between 2000 and 2013, respectively. Alaska has the option to extend most of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the then fair market value of the aircraft. For information regarding obligations under capital leases and long-term operating leases, see Notes to Financial Statements.

At December 31, 1999, all of Alaska's aircraft meet the Stage 3 noise requirements under the Airport Noise and Capacity Act of 1990. However, special noise ordinances restrict the timing of flights operated by Alaska and other airlines at Burbank, Orange County, San Diego and San Jose. In addition, Orange County restricts the type of aircraft and number of flights.

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

ITEM 3.       LEGAL PROCEEDINGS
In December 1998, search warrants and a grand jury subpoena (for the U.S. District Court for the Northern District of California) were served on Alaska. In addition, the Federal Aviation Administration (FAA) issued a letter of investigation to Alaska relating to maintenance performed on an MD-80 aircraft. In April 1999, the FAA issued a notice of proposed civil penalty for $44,000. In July 1999, Alaska responded informally to the notice and the FAA has not taken any further action. In November 1999, the grand jury issued a second subpoena on Alaska. To the Company's knowledge, no charges have been filed as a result of the grand jury investigation.

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

For most airlines, labor and fuel account for almost half of operating expenses. The strong economy has increased employee turnover and put upward pressure on labor costs. Fuel prices have been volatile in the last three years. For Alaska Airlines, fuel prices, decreased 4% in 1997, decreased 25% in 1998 and increased 23% in 1999.

In recent years, airlines have reduced their ticket distribution costs by capping travel agent commissions, by decreasing commission rates from 10% to 5%, by partially eliminating paper tickets and by selling tickets directly to passengers via the Internet.

RESULTS OF OPERATIONS
1999 COMPARED WITH 1998 Net income in 1999 was $119.4 million, compared with $116.5 million in 1998. The 1999 results (fourth quarter impact) included an after-tax gain on sale of Equant N.V. of $2.2 million. The 1998 results included an after-tax charge of $10.1 million for a litigation settlement. Operating income was $176.3 million in 1999 compared to $194.0 million in 1998. Higher fuel prices impacted operating income by approximately $35.0 million. Airline financial and statistical data is shown following the financial statements. A discussion of this data follows.

REVENUES
Capacity increased by 3.2% primarily due to additional flights in the Arizona, Mexico and Southern California markets Traffic grew by 4.4%, resulting in a 0.8 point increase in passenger load factor. The Canada and Mexico markets experienced the largest increases in load factor. Passenger yields were up 3.2%, with virtually all markets showing an increase over last year. New marketing alliances with other airlines, improved yield management techniques and small fare increases have helped improve yields. The higher load factor combined with the higher yield resulted in a 4.0% increase in revenue per available seat mile
(ASM). Consequently, passenger revenues increased 7.7%.

Freight and mail revenues decreased 4.4%, due to lower average freight rates, and lower mail volumes carried. Other-net revenues increased 12.5%, due to increased revenue from travel partners in Alaska's frequent flyer program.

EXPENSES
Operating expenses grew by 9.6 % as a result of a 3.2% increase in capacity and a 6.3% increase in cost per ASM. The increase in cost per ASM was partly due to higher fuel prices in 1999. Excluding fuel, cost per ASM increased 4.1%. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

       - Wages and benefits increased 8.5% due to a 5.5% increase in the number of employees combined with a 2.8% increase in average wages and benefits per employee. Employees were added in all areas to service the 4.3% increase in passengers carried. Average wage rates increased due to annual increases in the current pilot's contract, combined with the impact of new labor agreements signed in the second half of 1999.

       - Contracted services increased 14% due to greater use of temporary employees (particularly in computer systems development), higher rates for ground handling services and increased navigation fees in Canada and Mexico.

       - Fuel expense increased 26%, due to a 23% increase in the price of fuel combined with a 3% increase in fuel consumption.

       - Maintenance expense increased 24%, exceeding the 3% increase in block hours, due to increased airframe and engine overhaul expense, and higher costs for landing gear repairs. In addition, a $2.7 million credit related to brake repairs was recorded in 1998.

       - Commission expense decreased 4% on an 8% increase in passenger revenue. In 1999, 67% of ticket sales were made through travel agents, versus 70% in 1998. In 1999, 6% of ticket sales were made through Alaska's Internet web site versus 2% in 1998. In addition, the commission rate paid to travel agents decreased from 8% to 5% for sales made after October 18, 1999.

       - Other selling expenses increased 9%, in line with the 8% increase in passenger revenues.

       - Depreciation increased 10%, primarily due to purchasing nine new aircraft in 1999.

       - Landing fees and other rentals increased 12%, higher than the 2% increase in landings, due to rate increases at Seattle, Portland and several other airports.

       - Other expense increased 12%, partly due to recording a $2.7 million property tax credit in 1998. Absent this tax credit, the increase would have been 9%, higher than the 3% increase in capacity, due to higher expenditures for personnel expenses, professional services, operating supplies, passenger remuneration and recruiting. Insurance costs decreased due to lower passenger liability rates.

NONOPERATING INCOME (EXPENSE) Net nonoperating items improved $23.6 million over 1998 due to a $16.5 million litigation settlement charge in 1998, $3.2 million more capitalized interest and a $3.6 million gain on sale of Equant N.V. (a telecommunication network company owned by many airlines) in 1999.

LIQUIDITY AND CAPITAL RESOURCES
The table below presents the major indicators of financial condition and liquidity.


---------------------------------------------------------------------------------------------------------------------
                                                December 31, 1998               DECEMBER 31, 1999           CHANGE
---------------------------------------------------------------------------------------------------------------------
                                    (In millions, except debt-to-equity)
Cash and marketable securities                        $     306.3                    $      328.8       $   22.5
Working capital (deficit)                                   (85.7)                         (116.3)         (30.6)
Long-term debt and
  capital lease obligations                                 171.5                           337.0          165.5
Shareholders' equity                                        549.5                           668.9          119.4
Debt-to-equity                                            24%:76%                         34%:66%             NA
Debt-to-equity assuming aircraft
  operating leases are capitalized
  at seven times annualized rent                          71%:29%                          67%:33%            NA
----------------------------------------------------------------------------------------------------------------------


1999 FINANCIAL CHANGES The Company's cash and marketable securities portfolio increased by $23 million during 1999. Operating activities provided $295 million of cash in 1999. Additional cash was provided by the issuance of new debt ($232 million). Cash was used for $483 million of capital expenditures, including the purchase of nine new Boeing 737 aircraft, two formerly leased Boeing 737s, flight equipment deposits, an aircraft simulator and airframe and engine overhauls, and for $27 million of debt repayment.

Like many airlines, the Company has a working capital deficit. The existence of a working capital deficit has not in the past impaired the Company's ability to meet its obligations as they become due and it is not expected to do so in the future.

FINANCING ARRANGEMENTS During the fourth quarter of 1999, Alaska issued $232 million of 7.6% fixed rate debt secured by eight aircraft.

COMMITMENTS At December 31, 1999, the Company had firm orders for 23 aircraft requiring aggregate payments of approximately $577 million, as set forth below. In addition, Alaska has options to acquire 26 more B737s. Alaska expects to finance the new planes with either leases, long-term debt or internally generated cash.


                                                                   DELIVERY PERIOD - FIRM ORDERS
--------------------------------------------------------------------------------------------------
AIRCRAFT                        2000            2001           2002                        TOTAL
--------------------------------------------------------------------------------------------------
Boeing B737-700                    7               6             --                           13
Boeing B737-900                   --               5              5                           10
--------------------------------------------------------------------------------------------------
Total                              7              11              5                           23
===================================================================================================
Payments (Millions)             $238            $238           $101                         $577
===================================================================================================


DEFERRED TAXES At December 31, 1998, net deferred tax liabilities were $141 million, which includes $145 million of net temporary differences offset by $4 million of Alternative Minimum Tax (AMT) credits. The Company believes that all of its deferred tax assets, including its AMT credits, will be realized through profitable operations.

YEAR 2000 COMPUTER ISSUE The Company implemented a project to ensure that its systems will function properly in the year 2000 and thereafter. In fact, virtually all systems have worked properly in the year 2000. In addition, the Company has not experienced any year 2000 related problems with its significant suppliers with which its systems interface or exchange data. The direct costs of projects solely intended to correct year 2000 problems were approximately $2 million. Due to lower than normal passenger traffic, Alaska and canceled, in advance, flights late in the day on December 31, 1999 and early in the day on January 1, 2000. Lost operating profit on each day was estimated at $600,000.

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

AIRCRAFT ACCIDENT On January 31, 2000, Alaska Airlines flight 261 from Puerto Vallarta enroute to San Francisco, went down in the water off the coast of California near Point Mugu. The flight carried 83 passengers and five crew members. There were no survivors. Consistent with industry standards, the Company maintains insurance against aircraft accidents. Any aircraft accident, even if fully insured, could cause a negative public perception of the Company with adverse financial consequences. However, the Company believes this accident will not result in a material adverse impact on the financial position or results of operations of the Company.

ITEM 8.       FINANCIAL STATEMENTS

See Item 14.

ITEM 9.       DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS
              ON FORM 8-K

(a)    (1)    Financial Statements

                                                                                          PAGE(S)
              Balance Sheet as of December 31, 1998 and 1999                                12-13
              Statement of Income for the years ended
                December 31, 1997, 1998 and 1999                                               14
              Statement of Shareholder's Equity for the years ended
                December 31, 1997, 1998 and 1999                                               15
              Statement of Cash Flows for the years ended December 31, 1997,
                1998 and 1999                                                                  16
              Notes to Financial Statements as of December 31, 1999                         17-22
              Report of Independent Public Accountants                                         24


       (2)    Financial Statement Schedule II, Valuation and Qualifying
                Accounts, for the years ended December 31, 1997, 1998 and 1999                 25

       (3)    Exhibits
              See Exhibit Index on page 26.

(b)         No reports on Form 8-K were filed during the fourth quarter of 1999.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIRLINES, INC.


By:     /s/ John F. Kelly                              Date: February 25, 2000
        -------------------------
            John F. Kelly
            CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 25, 2000 on behalf of the registrant and in the capacities indicated.



      /s/ John F. Kelly                   Chairman, Chief Executive Officer, President and Director
      -----------------------------
          John F. Kelly

      /s/ Bradley D. Tilden               Vice President/Finance and Chief Financial Officer
      -----------------------------
          Bradley D. Tilden               (Principal Accounting and Principal Financial Officer)

      /s/ William S. Ayer                 Director
      -----------------------------
          William S. Ayer

      /s/ Ronald F. Cosgrave              Director
      -----------------------------
          Ronald F. Cosgrave

      /s/ Mary Jane Fate                  Director
      -----------------------------
          Mary Jane Fate

      /s/ R. Marc Langland                Director
      -----------------------------
          R. Marc Langland

      /s/ Patricia Q. Stonesifer          Director
      -----------------------------
          Patricia Q. Stonesifer

      /s/ J. Kenneth Thompson             Director
      -----------------------------
          J. Kenneth Thompson


BALANCE SHEET
Alaska Airlines, Inc.


ASSETS
-------------------------------------------------------------------------     -----------------
As of December 31  (In Millions)                                    1998                  1999
-------------------------------------------------------------------------     -----------------

CURRENT ASSETS
Cash and cash equivalents                                          $29.1                $132.3
Marketable securities                                              277.2                 196.5
Receivables from related companies                                   7.0                  27.1
Receivables - less allowance for doubtful accounts
 (1998 - $0.9; 1999 - $0.9)                                         66.0                  70.9
Inventories and supplies                                            23.9                  29.9
Prepaid expenses and other assets                                  103.5                 120.5
-------------------------------------------------------------------------     -----------------

TOTAL CURRENT ASSETS                                               506.7                 577.2
-------------------------------------------------------------------------     -----------------

PROPERTY AND EQUIPMENT
Flight equipment                                                   926.0               1,286.2
Other property and equipment                                       243.2                 280.1
Deposits for future flight equipment                               130.4                 163.8
-------------------------------------------------------------------------     -----------------
                                                                 1,299.6               1,730.1
Less accumulated depreciation & amortization                       364.1                 421.6
-------------------------------------------------------------------------     -----------------
                                                                   935.5               1,308.5
-------------------------------------------------------------------------     -----------------
Capital leases:
Flight and other equipment                                          44.4                  44.4
Less accumulated amortization                                       29.6                  31.6
-------------------------------------------------------------------------     -----------------
                                                                    14.8                  12.8
-------------------------------------------------------------------------     -----------------

TOTAL PROPERTY AND EQUIPMENT - NET                                 950.3               1,321.3
-------------------------------------------------------------------------     -----------------

INTANGIBLE ASSETS                                                   14.0                  13.5
-------------------------------------------------------------------------     -----------------

OTHER ASSETS                                                        77.8                  69.2
-------------------------------------------------------------------------     -----------------

TOTAL ASSETS                                                    $1,548.8              $1,981.2
-------------------------------------------------------------------------     -----------------
-------------------------------------------------------------------------     -----------------


See accompanying notes to financial statements.

BALANCE SHEET
Alaska Airlines, Inc.


LIABILITIES AND SHAREHOLDER'S EQUITY
-------------------------------------------------------------------------     -----------------
As of December 31
(In Millions Except Share Amounts)                                  1998                  1999
-------------------------------------------------------------------------     -----------------

CURRENT LIABILITIES
Accounts payable                                                   $63.8                 $88.3
Payables to related companies                                      104.4                 126.9
Accrued aircraft rent                                               62.1                  68.3
Accrued wages, vacation and payroll taxes                           68.9                  70.7
Other accrued liabilities                                           88.3                  89.6
Air traffic liability                                              177.7                 183.2
Current portion of long-term debt and
  capital lease obligations                                         27.2                  66.5
-------------------------------------------------------------------------     -----------------

TOTAL CURRENT LIABILITIES                                          592.4                 693.5
-------------------------------------------------------------------------     -----------------

LONG-TERM DEBT & CAPITAL LEASE OBLIGATIONS                         171.5                 337.0
-------------------------------------------------------------------------     -----------------

OTHER LIABILITIES AND CREDITS
Deferred income taxes                                               98.2                 143.3
Deferred income                                                     38.1                  34.2
Other liabilities                                                   99.1                 104.3
-------------------------------------------------------------------------     -----------------
                                                                   235.4                 281.8
-------------------------------------------------------------------------     -----------------

COMMITMENTS
-------------------------------------------------------------------------     -----------------

SHAREHOLDER'S EQUITY
Common stock, $1 par value
  Authorized:  1,000 shares
  Issued:  1998 and 1999 - 500 shares                                  -                     -
  Capital in excess of par value                                   225.8                 225.8
Retained earnings                                                  323.7                 443.1
-------------------------------------------------------------------------     -----------------
                                                                   549.5                 668.9
-------------------------------------------------------------------------     -----------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                      $1,548.8              $1,981.2
-------------------------------------------------------------------------     -----------------
-------------------------------------------------------------------------     -----------------


See accompanying notes to financial statements.

STATEMENT OF INCOME
Alaska Airlines, Inc.


---------------------------------------------------------------------     --------------      ---------------
Year Ended December 31
(In Millions)                                                   1997               1998                 1999
---------------------------------------------------------------------     --------------      ---------------
OPERATING REVENUES
Passenger                                                   $1,297.0           $1,410.4             $1,519.6
Freight and mail                                                82.9               83.7                 80.0
Other - net                                                     68.0               72.2                 81.2
---------------------------------------------------------------------     --------------      ---------------
TOTAL OPERATING REVENUES                                     1,447.9            1,566.3              1,680.8
---------------------------------------------------------------------     --------------      ---------------
OPERATING EXPENSES
Wages and benefits                                             435.9              485.8                523.9
Contracted services                                             42.5               48.7                 55.6
Aircraft fuel                                                  199.7              162.3                205.2
Aircraft maintenance                                            67.4               77.6                 96.0
Aircraft rent                                                  148.5              158.9                157.2
Food and beverage service                                       46.7               49.1                 49.1
Commissions                                                    100.8               94.4                 91.0
Other selling expenses                                          63.9               75.2                 82.2
Depreciation and amortization                                   56.9               61.9                 67.9
Loss (gain) on disposition of assets                            (1.2)               1.0                  0.4
Landing fees and other rentals                                  53.1               59.4                 66.5
Other                                                           99.4               98.0                109.5
---------------------------------------------------------------------     --------------      ---------------
TOTAL OPERATING EXPENSES                                     1,313.6            1,372.3              1,504.5
---------------------------------------------------------------------     --------------      ---------------
OPERATING INCOME                                               134.3              194.0                176.3
---------------------------------------------------------------------     --------------      ---------------
NONOPERATING INCOME (EXPENSE)
Interest income                                                 12.2               23.2                 21.7
Interest expense                                               (25.0)             (17.4)               (16.3)
Interest capitalized                                             3.4                5.1                  8.3
Other - net                                                      2.5              (14.4)                 6.4
---------------------------------------------------------------------     --------------      ---------------
                                                                (6.9)              (3.5)                20.1
---------------------------------------------------------------------     --------------      ---------------
Income before income tax                                       127.4              190.5                196.4
Income tax expense                                              51.4               74.0                 77.0
---------------------------------------------------------------------     --------------      ---------------
NET INCOME                                                     $76.0             $116.5               $119.4
---------------------------------------------------------------------     --------------      ---------------
---------------------------------------------------------------------     --------------      ---------------


See accompanying notes to financial statements.

STATEMENT OF SHAREHOLDER'S EQUITY
Alaska Airlines, Inc.


-------------------------------------------------------------------------------------------------------------------
                                                                           Capital in
                                                                Common      Excess of      Retained
(In Millions)                                                    Stock      Par Value      Earnings          Total
-------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996                                      $ -         $225.8        $131.2         $357.0


1997 net income                                                                                76.0           76.0
-------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1997                                        -          225.8         207.2          433.0


1998 net income                                                                               116.5          116.5
-------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1998                                        -          225.8         323.7          549.5


1999 net income                                                                               119.4          119.4
-------------------------------------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 1999                                      $ -         $225.8        $443.1         $668.9
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

STATEMENT OF CASH FLOWS
Alaska Airlines, Inc.


------------------------------------------------------------------------------    ----------------    -----------------
Year Ended December 31  (In Millions)                                    1997                1998                 1999
------------------------------------------------------------------------------    ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $76.0              $116.5               $119.4
Adjustments to reconcile net income to cash:
   Depreciation and amortization                                         56.9                61.9                 67.9
   Amortization of airframe and engine overhauls                         29.6                34.7                 43.5
   Loss (gain) on sale of assets                                         (1.2)                1.0                  0.4
   Increase in deferred income taxes                                      6.6                26.0                 45.1
   Decrease (increase) in accounts receivable                            90.1                (3.2)               (25.0)
   Increase in other current assets                                      (7.6)              (14.2)               (23.0)
   Increase in air traffic liability                                      4.0                11.7                  5.5
   Increase in other current liabilities                                 66.2                35.6                 56.3
   Other-net                                                              2.6                 2.4                  4.4
------------------------------------------------------------------------------    ----------------    -----------------
Net cash provided by operating activities                               323.2               272.4                294.5
------------------------------------------------------------------------------    ----------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of assets                                       4.5                 0.6                  0.3
Purchases of marketable securities                                     (443.6)             (323.4)              (137.8)
Sales and maturities of marketable securities                           385.9               156.3                218.5
Restricted deposits                                                      (3.2)               (1.6)                 5.6
Additions to flight equipment deposits                                  (56.4)             (143.4)              (149.2)
Additions to property and equipment                                    (236.6)             (276.7)              (333.6)
------------------------------------------------------------------------------    ----------------    -----------------
Net cash used in investing activities                                  (349.4)             (588.2)              (396.2)
------------------------------------------------------------------------------    ----------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings                                      56.4                   -                    -
Repayment of short-term borrowings                                     (103.4)                  -                    -
Proceeds from sale and leaseback transactions                           124.2               288.0                    -
Proceeds from issuance of long-term debt                                 28.0                   -                232.0
Long-term debt and capital lease payments                               (25.9)              (45.4)               (27.1)
------------------------------------------------------------------------------    ----------------    -----------------
Net cash provided by financing activities                                79.3               242.6                204.9
------------------------------------------------------------------------------    ----------------    -----------------
Net increase (decrease) in cash and cash equivalents                     53.1               (73.2)               103.2
Cash and cash equivalents at beginning of year                           49.2               102.3                 29.1
------------------------------------------------------------------------------    ----------------    -----------------
Cash and cash equivalents at end of year                               $102.3               $29.1               $132.3
------------------------------------------------------------------------------    ----------------    -----------------
------------------------------------------------------------------------------    ----------------    -----------------
Supplemental disclosure of cash paid during the year for:
  Interest (net of amount capitalized)                                  $21.9               $13.1                 $7.0
  Income taxes                                                           26.6                48.5                 34.9
Noncash investing and financing activities:
1999 - A flight simulator was transferred to Alaska Air Group Leasing in exchange for an $8.8 million note receivable and a $2.2 million reduction in its payable to Alaska Air Group.
1998 - A $54.0 million note payable to Alaska Air Group was exchanged for a non-interest bearing payable.


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
Alaska Airlines, Inc.
December 31, 1999

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF OPERATIONS
Alaska Airlines, Inc. (Alaska or the Company), an Alaska corporation, is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group), a Delaware corporation. Air Group is also the parent company of Alaska Air Group Leasing
(AAGL) and Horizon Air Industries, Inc. (Horizon). Alaska is a major airline serving Alaska; Vancouver, Canada; the U.S. West Coast and Mexico. It operates an all jet fleet and its average passenger trip is 865 miles.

BASIS OF PRESENTATION
Preparation of financial statements requires the use of management's estimates. Actual results could differ from those estimates. Certain reclassifications have been made in prior years' financial statements to conform to the 1999 presentation.

CASH AND CASH EQUIVALENTS
Cash equivalents consist of highly liquid investments with original maturities of three months or less. They are carried at cost, which approximates market. The Company reduces its cash balance when checks are disbursed. Due to the time delay in checks clearing the banks, the Company normally maintains a negative cash balance on its books which is reported as a current liability. The amount of the negative cash balance was $14.9 million and $19.0 million at December 31, 1998 and 1999, respectively.

INVENTORIES AND SUPPLIES
Expendable and repairable aircraft parts, as well as other materials and supplies, are stated at average cost. An allowance for obsolescence of flight equipment expendable and repairable parts is accrued based on estimated disposal date and salvage value. Surplus inventories are carried at their net realizable value. The allowance at December 31, 1998 and 1999 for all inventories was $15.6 million and $18.5 million, respectively.

PROPERTY, EQUIPMENT AND DEPRECIATION
Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which are as follows:


-------------------------------------------------------------------------------
Aircraft and other
   flight equipment                              14-20 years
Buildings                                        10-30 years
Capitalized leases and
   leasehold improvements                      Term of lease
Other equipment                                   3-15 years
-------------------------------------------------------------------------------

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

INTANGIBLE ASSETS-SUBSIDIARIES
The excess of the purchase price over the fair value of net assets acquired is recorded as an intangible asset and is amortized over 40 years. Accumulated amortization at December 31, 1998 and 1999 was $6.4 million and $6.9 million, respectively.

FREQUENT FLYER AWARDS
Alaska operates a frequent flyer award program that provides travel awards to members based on accumulated mileage. The estimated incremental cost of providing free travel is recognized as an expense and accrued as a liability as miles are accumulated. Alaska also defers recognition of income on a portion of the payments it receives from travel partners associated with its frequent flyer program. The frequent flyer award liability, which is included with other accrued liabilities, is relieved as travel awards are issued. The liability at December 31, 1998 and 1999 was $28.0 million and $40.0 million, respectively.

DEFERRED INCOME
Deferred income results from the sale and leaseback of aircraft, the receipt of manufacturer or vendor credits, and from the sale of foreign tax benefits. This income is recognized over the term of the applicable agreements.

LEASED AIRCRAFT RETURN COSTS
The costs associated with returning leased aircraft are accrued over the lease period. As leased aircraft are retired, the costs are charged against the established reserve. The reserve is part of other liabilities, and at December 31, 1998 and 1999 was $45.2 million and $43.2 million, respectively.

PASSENGER REVENUES
Passenger revenues are considered earned at the time service is provided. Tickets sold but not yet used are reported as air traffic liability.

CONTRACTED SERVICES
Contracted services includes the expenses for aircraft ground handling, security, temporary employees and other similar services.

OTHER SELLING EXPENSES
Other selling expenses includes credit card commissions, computerized reservations systems (CRS) charges, advertising and promotional costs. The costs of advertising are expensed the first time the advertising takes place. Advertising expense was $8.8 million, $15.5 million, and $14.6 million, respectively, in 1997, 1998 and 1999.

CAPITALIZED INTEREST
Interest is capitalized on flight equipment purchase deposits and ground facility progress payments as a cost of the related asset and is depreciated over the estimated useful life of the asset.

INCOME TAXES
Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into foreign exchange forward contracts, generally with maturities of less than one month, to manage risk associated with net foreign currency transactions. Resulting gains and losses are recognized currently in other operating expense. The Company periodically enters into interest rate swap agreements to hedge interest rate risk. The differential to be paid or received from these agreements is accrued as interest rates change and is recognized currently in the income statement. The Company periodically enters into hedge agreements to reduce its exposure to fluctuations in the price of jet fuel. A gain or loss is recorded if the fuel index average exceeds the ceiling price or falls below the floor price. There were no interest rate swaps or fuel hedges entered into in 1999.

NOTE 2.  MARKETABLE SECURITIES

Marketable securities are investments that are readily convertible to cash and have original maturities that exceed three months. They are classified as available for sale and consisted of the following at December 31 (in millions):

-------------------------------------------------------------------------------
                                         1998          1999
-------------------------------------------------------------------------------
Cost:
U.S. government securities             $214.1        $146.7
Asset backed obligations                 31.7          19.3
Other corporate obligations              31.4          30.5
-------------------------------------------------------------------------------
                                       $277.2        $196.5
===============================================================================
Fair value:
U.S. government securities             $214.9        $146.2
Asset backed obligations                 31.8          19.1
Other corporate obligations              31.3          29.9
-------------------------------------------------------------------------------
                                       $278.0        $195.2
===============================================================================

There were no material unrealized holding gains or losses at December 31, 1998 or 1999.

Of the marketable securities on hand at December 31, 1999, 63% will mature during 2000 and the remainder will mature during 2001. Based on specific identification of securities sold, the following occurred in 1998 and 1999 (in millions):

-------------------------------------------------------------------------------
                                         1998          1999
-------------------------------------------------------------------------------
Proceeds from sales                    $156.3        $218.5
Gross realized gains                      0.2           0.4
Gross realized losses                      --           0.3
-------------------------------------------------------------------------------

Realized gains and losses are reported as a component of interest income.

NOTE 3.  OTHER ASSETS

Other assets consisted of the following at December 31 (in millions):

-------------------------------------------------------------------------------
                                         1998          1999
-------------------------------------------------------------------------------
Restricted deposits                   $  68.4       $  62.8
Deferred costs and other                  9.4           6.4
-------------------------------------------------------------------------------
                                        $77.8         $69.2
===============================================================================

At December 31, 1999, Alaska owned approximately 80,000 depository certificates convertible, subject to certain restrictions, into the common stock of Equant N.V., a telecommunication network company. The certificates had an estimated fair value of $7 million. Alaska's carrying value of the certificates was de minimis.

NOTE 4.  RELATED COMPANY TRANSACTIONS

During 1999, Alaska transferred a flight simulator to AAGL in exchange for an $8.8 million note receivable from AAGL and a $2.2 million reduction in its payable to Air Group. The loan has repayment terms of 12 years at 6.5% interest. AAGL is leasing the simulator to Alaska for 12 years. At December 31, 1999, the receivables from related companies included $8.8 million from AAGL, $5.2 million from Air Group and $13.1 million from Horizon. At December 31, 1999, the payables to related companies consisted primarily of a non-interest bearing payable, which is due on demand, to Air Group.

NOTE 5.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

At December 31, 1998 and 1999, long-term debt and capital lease obligations were as follows (in millions):

-------------------------------------------------------------------------------
                                        1998           1999
-------------------------------------------------------------------------------
8.2%* fixed rate notes payable
    due through 2015                     $90.3        $309.5
5.5%* variable rate notes payable
    due through 2009                      85.2          73.5
-------------------------------------------------------------------------------
Long-term debt                           175.5         383.0
Capital lease obligations                 23.2          20.5
Less current portion                     (27.2)        (66.5)
-------------------------------------------------------------------------------
                                        $171.5        $337.0
===============================================================================
* weighted average for 1999


At December 31, 1999, borrowings of $383.0 million are secured by flight equipment and real property. During 1999, Alaska issued $232 million of debt secured by flight equipment. The new debt has repayment terms of 12 to 16 years at fixed interest rates of approximately 7.6%.

At December 31, 1999, Alaska had a credit facility with commercial banks that allows it to borrow up to $150 million until December

2004. Borrowings under this facility bear interest at a rate that varies based on LIBOR. At December 31, 1999, no borrowings were outstanding under this credit facility.

Certain Alaska loan agreements contain provisions that require maintenance of specific levels of net worth, leverage and fixed charge coverage, and limit investments, lease obligations, sales of assets and additional indebtedness. At December 31, 1999 the Company was in compliance with all loan provisions, and under the most restrictive loan provisions, Alaska had $209 million of net worth above the minimum.

At December 31, 1999, long-term debt principal payments for the next five years were (in millions):


--------------------------------------------------------------------------------
2000                                                  $63.8
--------------------------------------------------------------------------------
2001                                                  $54.3
--------------------------------------------------------------------------------
2002                                                  $21.7
--------------------------------------------------------------------------------
2003                                                  $22.6
--------------------------------------------------------------------------------
2004                                                  $31.4



NOTE 6.  COMMITMENTS

LEASE COMMITMENTS

Lease contracts for 51 aircraft have remaining lease terms of one to 17 years. The majority of airport and terminal facilities are also leased. Total rent expense was $177.7 million, $193.6 million and $192.5 million, in 1997, 1998 and 1999, respectively. Future minimum lease payments under long-term operating leases and capital leases as of December 31, 1999 are shown below (in millions):


--------------------------------------------------------------
                            Operating Leases         Capital
                            Aircraft  Facilities      Leases
                            --------- ----------     -------
2000                         $137.5       $26.8        $ 4.1
2001                          126.6        20.2          4.1
2002                          128.7        11.2          4.1
2003                          113.7         9.6          4.1
2004                           89.6         8.1          8.5
Thereafter                    792.6        84.8          0.4
--------------------------------------------------------------
Total lease payments       $1,388.7      $160.7        25.3
                           ========      ======
Less amount representing interest                      (4.8)
--------------------------------------------------------------
Present value of capital lease payments               $20.5
==============================================================


AIRCRAFT COMMITMENTS
The Company has firm orders for 23 Boeing 737 series aircraft to be delivered between 2000 and 2002. The firm orders require payments of approximately $580 million between 2000 and 2002. As of December 31, 1999, deposits of $158 million related to the firm orders had been made. In addition to the ordered aircraft, the Company holds purchase options on 26 Boeing 737s.

NOTE 7.  EMPLOYEE BENEFIT PLANS
PENSION PLANS
Four defined benefit and four defined contribution retirement plans cover essentially all employees. The defined benefit plans provide benefits based on an employee's term of service and average compensation for a specified period of time before retirement. Pension plans are funded as required by the Employee Retirement Income Security Act of 1974 (ERISA). The defined benefit plan assets consist primarily of marketable equity and fixed income securities. The following table sets forth the status of the plans for 1998 and 1999 (in millions):

---------------------------------------------------------------
                                           1998         1999
---------------------------------------------------------------
PROJECTED BENEFIT OBLIGATION
Beginning of year                       $307.4        $371.8
Service cost                              22.5          25.8
Interest cost                             21.9          25.3
Amendments                                 ---           9.8
Change in assumptions                     27.1         (54.9)
Actuarial gain                            (0.4)         (1.9)
Benefits paid                             (6.7)         (6.6)
---------------------------------------------------------------
End of year                             $371.8        $369.3
---------------------------------------------------------------
PLAN ASSETS AT FAIR VALUE
Beginning of year                       $289.2        $373.0
Actual return on plan assets              54.4          27.8
Employer contributions                    36.1          42.9
Benefits paid                             (6.7)         (6.6)
---------------------------------------------------------------
End of year                             $373.0        $437.1
---------------------------------------------------------------
FUNDED STATUS                              1.2          67.8
Unrecognized loss (gain)                   7.2         (40.7)
Unrecognized transition asset             (0.3)        (0.1)
Unrecognized prior service cost           49.4          54.8
---------------------------------------------------------------
Prepaid pension cost                    $ 57.5        $ 81.8
===============================================================


[GRAPHIC OMITTED]


WEIGHTED AVERAGE ASSUMPTIONS
  AS OF DECEMBER 31

Discount rate                             6.75%       7.75%
Expected return on plan assets           10.0%       10.0%
Rate of compensation increase             5.5%        5.4%


Net pension expense for the defined benefit plans included the following components for 1997, 1998 and 1999 (in millions):


---------------------------------------------------------------
                                1997        1998        1999
---------------------------------------------------------------
Service cost                  $17.3       $22.4        $25.8
Interest cost                  17.3        21.9         25.3
Expected return on  assets    (22.1)      (28.7)       (36.7)
Amortization of
  prior service cost            0.2         3.8          4.4
Recognized actuarial loss       1.0          --          0.1
Amortization of
  transition asset             (0.3)       (0.2)        (0.2)
---------------------------------------------------------------
Net pension expense           $13.4       $19.2        $18.7
===============================================================



Alaska and Horizon also maintain an unfunded, noncontributory benefit plan for certain elected officers. The $23 million unfunded accrued pension cost for this plan was accrued as of December 31, 1999.

The defined contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. Some of these plans require Company matching contributions based on a percentage of participants' contributions. One plan has an Employee Stock Ownership Plan (ESOP) feature. The ESOP owns Air Group common shares, which are held in trust for eligible employees. The Company records compensation for payments made to the Plan. As Alaska's contributions are received, the Plan releases the shares of common stock to the employees' accounts. Total expense for the defined contribution plans was $6.8 million, $6.7 million and $8.0 million, respectively, in 1997, 1998 and 1999.

PROFIT SHARING PLANS
Alaska has an employee profit sharing plan. Profit sharing expense for 1997, 1998 and 1999 was $12.1 million, $19.7 million and $18.4 million, respectively.

OTHER POSTRETIREMENT BENEFITS
The Company allows retirees to continue their medical, dental and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees because the premiums received by the Company are less than the actual cost of the retirees' claims. The accumulated postretirement benefit obligation (APBO) for this subsidy at December 31, 1998 and 1999 was $20.1 million and $25.4 million, respectively. The APBO is unfunded and is included with other liabilities on the Balance Sheet. Annual expense related to this subsidy is not considered material to disclose.

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

After consideration of temporary differences, taxable income for 1999 was approximately $129 million.

The components of income tax expense were as follows (in millions):


---------------------------------------------------------------
                                 1997       1998        1999
---------------------------------------------------------------
Current tax expense:
    Federal                     $42.6     $38.0        $20.8
    State                         1.9       7.7          6.7
---------------------------------------------------------------
Total current                    44.5      45.7         27.5
---------------------------------------------------------------
Deferred tax expense:
    Federal                       2.5      27.0         46.3
    State                         4.4       1.3          3.2
---------------------------------------------------------------
Total deferred                    6.9      28.3         49.5
---------------------------------------------------------------
Total tax expense               $51.4     $74.0        $77.0
===============================================================


Income tax expense reconciles to the amount computed by applying the U.S. federal rate of 35% to income before taxes as follows (in millions):


-----------------------------------------------------------------
                                 1997       1998        1999
-----------------------------------------------------------------
Income before
  income tax                   $127.4    $190.5       $196.4
=================================================================
Expected tax expense            $44.6     $66.7        $68.7
Nondeductible expenses            2.0       2.0          1.6
State income tax                  4.1       6.1          6.6
Other - net                       0.7      (0.8)         0.1
-----------------------------------------------------------------
Actual tax expense              $51.4     $74.0        $77.0
=================================================================
Effective tax rate               40.3%     38.8%        39.2%
=================================================================



Deferred income taxes result from temporary differences in the timing of recognition of revenue and expense for tax and financial reporting purposes. Deferred tax assets and liabilities comprise the following at December 31 (in millions):


-----------------------------------------------------------------
                                           1998         1999
-----------------------------------------------------------------
Excess of tax over book
  depreciation                          $158.8        $190.1
Employee benefits                          ---           5.7
Other - net                                3.5           3.3
-----------------------------------------------------------------
Gross deferred tax liabilities           162.3         199.1
-----------------------------------------------------------------
Loss carryforward                         (0.1)         (0.1)
Alternative minimum tax                  (22.7)         (3.5)
Capital leases                            (2.6)         (3.4)
Ticket pricing adjustments                (1.9)         (1.6)
Frequent flyer program                   (10.5)        (14.9)
Employee benefits                         (3.7)          ---
Aircraft return provisions               (15.2)        (13.0)
Deferred gains                            (7.4)        (12.7)
Capitalized interest                      (1.5)         (0.9)
Inventory obsolescence                    (4.7)         (7.6)
-----------------------------------------------------------------
Gross deferred tax assets                (70.3)        (57.7)
-----------------------------------------------------------------
Net deferred tax liabilities             $92.0        $141.4
=================================================================

Current deferred tax asset               $(6.2)        $(1.9)
Noncurrent deferred tax liability         98.2         143.3
-----------------------------------------------------------------
Net deferred tax liabilities             $92.0        $141.4
=================================================================

NOTE 9.  FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments were as follows (in millions):

----------------------------------------------------------------
                                          December 31, 1998
----------------------------------------------------------------
                                        Carrying        Fair
                                          Amount       Value
----------------------------------------------------------------
Cash and cash equivalents                $29.1         $29.1
Marketable securities                    277.2         278.0
Restricted deposits                       68.4          68.4
Long-term debt                           175.5         175.5
----------------------------------------------------------------

----------------------------------------------------------------
                                          DECEMBER 31, 1999
----------------------------------------------------------------
                                        Carrying        Fair
                                          Amount       Value
----------------------------------------------------------------
Cash and cash equivalents               $132.3        $132.3
Marketable securities                    196.5         195.2
Restricted deposits and
 depository certificates                  62.8          69.8
Long-term debt                           383.0         383.0
----------------------------------------------------------------

The fair value of cash equivalents approximates carrying value due to the short maturity of these instruments. The fair value of marketable securities is based on quoted market prices. The fair value of restricted deposits approximates the carrying amount. The fair value of restricted depository certificates convertible into the common stock of Equant N.V. is $7 million based on sales of Equant N.V. stock in 1999. The fair value of long-term debt approximates carrying value.

                 ALASKA AIRLINES FINANCIAL AND STATISTICAL DATA

                                                  Quarter Ended December 31                       Year Ended December 31
                                          ---------------------------------------    ----------------------------------------
                                                                               %                                            %
FINANCIAL DATA (IN MILLIONS):                   1998        1999          Change             1998        1999          Change
                                                -----       -----         ------             -----       -----         ------
Operating Revenues:
Passenger                                      $333.5      $362.5            8.7          $1,410.4    $1,519.6            7.7
Freight and mail                                 19.8        19.4           (2.0)             83.7        80.0           (4.4)
Other - net                                      19.4        22.3           14.9              72.2        81.2           12.5
                                          ------------------------                    -------------------------
Total Operating Revenues                        372.7       404.2            8.5           1,566.3     1,680.8            7.3
                                          ------------------------                    -------------------------

Operating Expenses:
Wages and benefits                              115.0       131.1           14.0             466.1       505.5            8.5
Employee profit sharing                           3.7         2.3          (37.8)             19.7        18.4           (6.6)
Contracted services                              11.8        14.9           26.3              48.7        55.6           14.2
Aircraft fuel                                    39.1        61.0           56.0             162.3       205.2           26.4
Aircraft maintenance                             17.2        26.9           56.4              77.6        96.0           23.7
Aircraft rent                                    41.2        36.7          (10.9)            158.9       157.2           (1.1)
Food and beverage service                        12.5        12.1           (3.2)             49.1        49.1            0.0
Commissions                                      22.5        17.8          (20.9)             94.4        91.0           (3.6)
Other selling expenses                           18.9        20.5            8.5              75.2        82.2            9.3
Depreciation and amortization                    15.9        18.7           17.6              61.9        67.9            9.7
Loss on sale of assets                            0.6         0.0             NM               1.0         0.4             NM
Landing fees and other rentals                   14.8        14.8            0.0              59.4        66.5           12.0
Other                                            24.9        28.6           14.9              98.0       109.5           11.7
                                          ------------------------                    -------------------------
Total Operating Expenses                        338.1       385.4           14.0           1,372.3     1,504.5            9.6
                                          ------------------------                    -------------------------

Operating Income                                 34.6        18.8          (45.7)            194.0       176.3          (9.1)
                                          ------------------------                    -------------------------

Interest income                                   6.8         5.4                             23.2        21.7
Interest expense                                 (4.0)       (5.2)                           (17.4)      (16.3)
Interest capitalized                              1.5         2.5                              5.1         8.3
Other - net                                      (0.1)        3.4                            (14.4)        6.4
                                          ------------------------                    -------------------------
                                                  4.2         6.1                             (3.5)       20.1
                                          ------------------------                    -------------------------

Income Before Income Tax                        $38.8       $24.9          (35.8)           $190.5      $196.4            3.1
                                          ========================                    =========================

OPERATING STATISTICS:
Revenue passengers (000)                        3,211       3,296            2.6            13,056      13,620            4.3
RPMs (000,000)                                  2,749       2,834            3.1            11,283      11,777            4.4
ASMs (000,000)                                  4,204       4,316            2.7            16,807      17,341            3.2
Passenger load factor                           65.4%       65.7%         0.3 pts             67.1%       67.9%        0.8 pts
Breakeven load factor                           58.0%       61.7%         3.7 pts             58.0%       59.1%        1.1 pts
Yield per passenger mile                       12.13CENTS   12.79CENTS       5.4            12.50CENTS   12.90CENTS       3.2
Operating revenue per ASM                       8.87CENTS    9.36CENTS       5.6             9.32CENTS    9.69CENTS       4.0
Operating expenses per ASM                      8.04CENTS    8.93CENTS      11.0             8.17CENTS    8.68CENTS       6.3
Fuel cost per gallon                            52.6CENTS    80.4CENTS      52.8             54.6CENTS    67.1CENTS      22.9
Fuel gallons (000,000)                           74.3        75.9            2.2             297.4       306.0            2.9
Average number of employees                     8,787       9,182            4.5             8,704       9,183            5.5
Aircraft utilization (block hours)               11.2        10.9           (2.7)             11.5        11.2           (2.6)
Operating fleet at period-end                      84          89            6.0                84          89            6.0
NM = Not Meaningful


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholder of Alaska Airlines, Inc.:

We have audited the accompanying balance sheet of Alaska Airlines, Inc. (an Alaska corporation) as of December 31, 1999 and 1998, and the related statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alaska Airlines, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

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




                                                  /s/ Arthur Andersen LLP
                                                     ARTHUR ANDERSEN LLP


Seattle, Washington
January 25, 2000

VALUATION AND QUALIFYING ACCOUNTS
Alaska Airlines, Inc.                                                Schedule II

---------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                 Beginning           Charged          (A)                     Ending
(In Millions)                                      Balance        to Expense         Deductions              Balance
---------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1997
(a) Reserve deducted from asset
    to which it applies:
       Allowance for doubtful accounts                $1.2              $1.0              $(1.0)                $1.2
                                                 ==========       ===========        ============            ========
       Obsolescence allowance for flight
         equipment spare parts                       $12.1              $2.0              $(1.5)               $12.6
                                                 ==========       ===========        ============            ========

(b) Reserve recorded as other
    long-term liabilities:
       Leased aircraft return provision              $35.0              $8.0              $(2.6)               $40.4
                                                 ==========       ===========        ============            =========
---------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1998
(a) Reserve deducted from asset
    to which it applies:
       Allowance for doubtful accounts                $1.2              $1.1              $(1.4)                $0.9
                                                 ==========        ==========        ============             ========
       Obsolescence allowance for flight
         equipment spare parts                       $12.6              $4.5              $(1.5)               $15.6
                                                 ==========        ==========        ============             ========
(b) Reserve recorded as other
    long-term liabilities:
       Leased aircraft return provision              $40.4              $9.2              $(4.4)               $45.2
                                                 ==========        ==========        ============             ========
-----------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1999
(a) Reserve deducted from asset
    to which it applies:
       Allowance for doubtful accounts                $0.9              $1.2              $(1.1)                $1.0
                                                 ==========        ==========        ============             ========
       Obsolescence allowance for flight
         equipment spare parts                       $15.6              $4.2              $(1.4)               $18.4
                                                 ==========        ==========        ============             ========
(b) Reserve recorded as other
    long-term liabilities:
       Leased aircraft return provision              $45.2              $9.5             $(11.5)               $43.2
                                                 ==========        ==========        ============             ========
---------------------------------------------------------------------------------------------------------------------

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