Form 10-Q
period 2000-03-31
ALASKA AIRLINES INC
filed 2000-05-10
CIK 3202

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     The registrant has 500 common shares, par value $1.00, outstanding at March 31, 2000.

PART I. FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEET (UNAUDITED)
Alaska Airlines, Inc.

ASSETS
---------------------------------------------------------------------   ----------
                                                         December 31,    March 31,
(In Millions)                                                    1999         2000
---------------------------------------------------------------------   ----------
Current Assets
Cash and cash equivalents                                  $    132.3   $    125.4
Marketable securities                                           196.5        147.4
Receivables from related companies                               27.1         68.7
Receivables - net                                                70.9         96.1
Inventories and supplies                                         29.9         31.6
Prepaid expenses and other assets                               120.5        154.6
---------------------------------------------------------------------   ----------
Total Current Assets                                            577.2        623.8
---------------------------------------------------------------------   ----------
Property and Equipment
Flight equipment                                              1,286.2      1,314.1
Other property and equipment                                    280.1        305.3
Deposits for future flight equipment                            163.8        177.2
---------------------------------------------------------------------   ----------
                                                              1,730.1      1,796.6
Less accumulated depreciation and amortization                  421.6        439.2
---------------------------------------------------------------------   ----------
                                                              1,308.5      1,357.4
---------------------------------------------------------------------   ----------
Capital leases:
Flight and other equipment                                       44.4         44.4
Less accumulated amortization                                    31.6         32.2
---------------------------------------------------------------------   ----------
                                                                 12.8         12.2
---------------------------------------------------------------------   ----------
Total Property and Equipment - Net                            1,321.3      1,369.6
---------------------------------------------------------------------   ----------
Intangible Assets - Subsidiaries                                 13.5         13.4
---------------------------------------------------------------------   ----------
Other Assets                                                     69.2         30.4
---------------------------------------------------------------------   ----------
Total Assets                                               $  1,981.2   $  2,037.2
=====================================================================   ==========

See accompanying notes to financial statements.

BALANCE SHEET (UNAUDITED)
Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER'S EQUITY
---------------------------------------------------------------------     --------
                                                         December 31,    March 31,
(In Millions Except Share Amounts)                               1999         2000
---------------------------------------------------------------------     --------
Current Liabilities
Accounts payable                                             $   88.3     $   97.3
Payables to related companies                                   126.9        127.7
Accrued aircraft rent                                            68.3         60.4
Accrued wages, vacation and payroll taxes                        70.7         55.4
Other accrued liabilities                                        89.6        123.4
Air traffic liability                                           183.2        252.3
Current portion of long-term debt and
  capital lease obligations                                      66.5         97.0
---------------------------------------------------------------------     --------
Total Current Liabilities                                       693.5        813.5
---------------------------------------------------------------------     --------
Long-Term Debt and Capital Lease Obligations                    337.0        300.1
---------------------------------------------------------------------     --------
Other Liabilities and Credits
Deferred income taxes                                           143.3        137.3
Deferred income                                                  34.2         33.3
Other liabilities                                               104.3         90.6
---------------------------------------------------------------------     --------
                                                                281.8        261.2
---------------------------------------------------------------------     --------
Shareholder's Equity
Common stock, $1 par value
  Authorized:  1,000 shares
  Issued:  1999 and 2000 - 500 shares                              --           --
  Capital in excess of par value                                225.8        225.8
Retained earnings                                               443.1        436.6
---------------------------------------------------------------------     --------
                                                                668.9        662.4
---------------------------------------------------------------------     --------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                   $1,981.2     $2,037.2
=====================================================================     ========

See accompanying notes to financial statements.

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
Alaska Airlines, Inc.

-----------------------------------------------------------------------     ------
Three Months Ended March 31
(In Millions)                                                      1999       2000
-----------------------------------------------------------------------     ------
Operating Revenues
Passenger                                                        $335.0     $355.6
Freight and mail                                                   18.0       17.8
Other - net                                                        18.9       20.9
-----------------------------------------------------------------------     ------
Total Operating Revenues                                          371.9      394.3
-----------------------------------------------------------------------     ------
Operating Expenses
Wages and benefits                                                122.8      138.6
Contracted services                                                13.5       15.2
Aircraft fuel                                                      35.4       73.8
Aircraft maintenance                                               23.0       28.4
Aircraft rent                                                      40.5       35.8
Food and beverage service                                          11.8       12.1
Commissions                                                        22.1       15.6
Other selling expenses                                             19.4       20.4
Depreciation and amortization                                      15.9       18.6
Loss on sale of assets                                              0.1        0.0
Landing fees and other rentals                                     16.7       17.0
Other                                                              24.6       31.0
-----------------------------------------------------------------------     ------
Total Operating Expenses                                          345.8      406.5
-----------------------------------------------------------------------     ------
Operating Income (Loss)                                            26.1      (12.2)
-----------------------------------------------------------------------     ------
Nonoperating Income (Expense)
Interest income                                                     5.2        6.1
Interest expense                                                   (3.8)      (7.9)
Interest capitalized                                                1.7        2.6
Other - net                                                         1.6        0.5
-----------------------------------------------------------------------     ------
                                                                    4.7        1.3
-----------------------------------------------------------------------     ------
Income (loss) before income tax                                    30.8      (10.9)
Income tax expense (credit)                                        12.1       (4.4)
-----------------------------------------------------------------------     ------
Net Income (Loss)                                                $ 18.7     $ (6.5)
=======================================================================     ======

See accompanying notes to financial statements.

STATEMENT OF SHAREHOLDER'S EQUITY (unaudited)
Alaska Airlines, Inc.

--------------------------------------------------------------------------------------------
                                                        Capital in
                                              Common      Excess of     Retained
(In Millions)                                  Stock      Par Value     Earnings      Total
--------------------------------------------------------------------------------------------
Balances at December 31, 1999                    $ -         $225.8       $443.1     $668.9
Net loss for the three months
  ended March 31, 2000                                                      (6.5)      (6.5)
--------------------------------------------------------------------------------------------
Balances at March 31, 2000                       $ -         $225.8       $436.6     $662.4
============================================================================================

See accompanying notes to financial statements.

STATEMENT OF CASH FLOWS (UNAUDITED)
Alaska Airlines, Inc.

-----------------------------------------------------------------------    ------
Three Months Ended March 31  (In Millions)                         1999      2000
-----------------------------------------------------------------------    ------
Cash flows from operating activities:
Net income (loss)                                                $ 18.7    $ (6.5)
Adjustments to reconcile net income (loss) to cash:
   Depreciation and amortization                                   15.9      18.6
   Amortization of airframe and engine overhauls                   10.1      11.1
   Increase in deferred income taxes                               12.1      (6.1)
   Increase in accounts receivable                                (35.2)    (66.8)
   Decrease (increase) in other current assets                     (0.3)      2.4
   Increase in air traffic liability                               55.3      69.1
   Increase (decrease) in other current liabilities                (5.6)     20.4
   Other-net                                                        1.7     (16.2)
-----------------------------------------------------------------------    ------
Net cash provided by operating activities                          72.7      26.0
-----------------------------------------------------------------------    ------
Cash flows from investing activities:
Purchases of marketable securities                                (25.7)     (1.5)
Sales and maturities of marketable securities                      74.6      50.6
Restricted deposits                                                 2.8       1.1
Additions to flight equipment deposits                            (21.8)    (26.4)
Additions to property and equipment                               (64.8)    (50.3)
-----------------------------------------------------------------------    ------
Net cash used in investing activities                             (34.9)    (26.5)
-----------------------------------------------------------------------    ------
Cash flows from financing activities:
Long-term debt and capital lease payments                          (6.3)     (6.4)
-----------------------------------------------------------------------    ------
Net cash provided by (used in) financing activities                (6.3)     (6.4)
-----------------------------------------------------------------------    ------
Net increase (decrease) in cash and cash equivalents               31.5      (6.9)
Cash and cash equivalents at beginning of period                   29.1     132.3
-----------------------------------------------------------------------    ------
Cash and cash equivalents at end of period                       $ 60.6    $125.4
=======================================================================    ======
Supplemental disclosure of cash paid during the period for:
  Interest                                                       $  2.9    $  0.0
  Income taxes                                                      4.2       1.7
Noncash investing and financing activities                         None      None

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS THAT HAVE CHANGED SIGNIFICANTLY DURING THE THREE MONTHS ENDED MARCH 31, 2000
Alaska Airlines, Inc.

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Alaska Airlines, Inc. (the Company or Alaska), should be read in conjunction with the financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1999. They include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The adjustments made were of a normal recurring nature.

The Company is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group) whose principal subsidiaries are Alaska Airlines, Inc. and Horizon Air Industries, Inc.

NOTE 2. PREPAID EXPENSES AND OTHER CURRENT ASSETS

At March 31, 2000, other current assets included $38.3 million of restricted deposits which will be used to pay certain current liabilities. At December 31, 1999, these deposits were included with other assets. These deposits are yen-denominated investments that are held to repay yen-denominated borrowings that are due in the next 12 months.

NOTE 3. OTHER ACCRUED LIABILITIES

The frequent flyer award liability at December 31, 1999 and March 31, 2000 was $40.0 million and $44.5 million, respectively.

                                  ALASKA AIRLINES FINANCIAL AND STATISTICAL DATA

                                                Three Months Ended March 31
                                            -------------------------------
                                                                          %
FINANCIAL DATA (IN MILLIONS):                 1999        2000       CHANGE
                                              -----       -----      ------
Operating Revenues:
Passenger                                    $335.0      $355.6         6.1
Freight and mail                               18.0        17.8        (1.1)
Other - net                                    18.9        20.9        10.6
                                            --------------------
Total Operating Revenues                      371.9       394.3         6.0
                                            --------------------
Operating Expenses:
Wages and benefits                            119.8       138.6        15.7
Employee profit sharing                         3.0         0.0      (100.0)
Contracted services                            13.5        15.2        12.6
Aircraft fuel                                  35.4        73.8       108.5
Aircraft maintenance                           23.0        28.4        23.5
Aircraft rent                                  40.5        35.8       (11.6)
Food and beverage service                      11.8        12.1         2.5
Commissions                                    22.1        15.6       (29.4)
Other selling expenses                         19.4        20.4         5.2
Depreciation and amortization                  15.9        18.6        17.0
Loss on sale of assets                          0.1         0.0          NM
Landing fees and other rentals                 16.7        17.0         1.8
Other                                          24.6        31.0        26.0
                                            --------------------
Total Operating Expenses                      345.8       406.5        17.6
                                            --------------------
Operating Income (Loss)                        26.1       (12.2)     (146.7)
                                            --------------------
Interest income                                 5.2         6.1
Interest expense                               (3.8)       (7.9)
Interest capitalized                            1.7         2.6
Other - net                                     1.6         0.5
                                            --------------------
                                                4.7         1.3
                                            --------------------
Income (Loss) Before Income Tax               $30.8      $(10.9)     (135.4)
                                            ====================
OPERATING STATISTICS:
Revenue passengers (000)                      3,072       3,168         3.1
RPMs (000,000)                                2,701       2,814         4.2
ASMs (000,000)                                4,117       4,231         2.8
Passenger load factor                         65.6%       66.5%     0.9 pts
Breakeven load factor                         59.9%       70.1%    10.2 pts
Yield per passenger mile                     12.40c      12.64C         1.9
Operating revenue per ASM                     9.03c       9.32C         3.2
Operating expenses per ASM                    8.40c       9.61C        14.4
Fuel cost per gallon                          48.5c       99.1C       104.6
Fuel gallons (000,000)                         73.1        74.5         1.9
Average number of employees                   8,885       9,279         4.4
Aircraft utilization (block hours/day)         11.1        10.9        (1.8)
Operating fleet at period-end                    86          89         3.5
NM = Not Meaningful
c = cents

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION FORWARD-LOOKING INFORMATION

This report may contain forward-looking statements that are based on the best information currently available to management. These forward-looking statements are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are indicated by phrases such as "will", "should", "the Company believes", "we expect" or any other language indicating a prediction of future events. There can be no assurance that actual developments will be those anticipated by the Company. Actual results could differ materially from those projected as a result of a number of factors, some of which the Company cannot predict or control. For a discussion of these factors, please see
Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS
FIRST QUARTER 2000 COMPARED WITH FIRST QUARTER 1999

Net loss for the first quarter of 2000 was $6.5 million compared with a net income of $18.7 million in 1999. The operating loss for the first quarter of 2000 was $12.2 million compared with an operating income of $26.1 million for 1999. The $38.3 million reduction in operating income was largely due to higher fuel prices. Financial and statistical data is shown on page eight. A discussion of this data follows.

REVENUES

Capacity increased by 2.8% primarily due to additional flights in the Southern California, Mexico and Arizona markets. Traffic grew by 4.2%, resulting in a 0.9 point increase in passenger load factor. The Canada and Northern California markets experienced the largest increases in load factor. Passenger yields were up 1.9%, primarily due to fuel-related fare increases. Yields were up in all major markets, with Canada showing the largest increase. The higher load factor combined with the higher yield resulted in a 3.2% increase in revenue per available seat mile (ASM). The combined result of the 2.8% capacity increase and the 3.2% revenue per ASM increase was a 6.1% increase in passenger revenue.

Freight and mail revenues decreased 1.1%, primarily due to lower mail volumes. Other-net revenues increased 10.6%, due to increased revenue from travel partners in Alaska's frequent flyer program.

EXPENSES

Operating expenses grew by 17.6 % as a result of a 14.4% increase in cost per ASM. The increase in cost per ASM was primarily due to higher fuel prices. Without the higher fuel prices, cost per ASM would have increased 5.3%. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

     - Wages and benefits increased 15.7% due to a 4.4% increase in the number of employees combined with a 10.8% increase in average wages and benefits per employee. Employees were added in all areas to service the 3.1% increase in passengers carried. New labor contracts, step increases for pilots, and annual merit raises for management employees all contributed to the higher wage rates.

     - Contracted services increased 13% due to higher security costs, higher rates for ground handling services and increased navigation fees in Canada and Mexico.

     - Fuel expense increased 109%, primarily due to a 105% increase in the price of fuel. The fuel consumption rate decreased 3.0% due to the use of more fuel efficient B737-700 aircraft.

     - Maintenance expense increased 24%, exceeding the 4% increase in block hours, due to increased airframe component and engine overhaul expense, and higher costs for landing gear repairs.

     - Aircraft rent expense decreased 12%, due to leasing four fewer MD-80 aircraft and two fewer B737-400 aircraft.

     - Commission expense decreased 29% on a 6% increase in passenger revenue. In 2000, 66% of ticket sales were made through travel agents, versus 69% in 1999. In 2000, 9% of ticket sales were made through Alaska's Internet web site versus 4% in 1999. In addition, the commission rate paid to travel agents decreased from 8% to 5%.

     - Depreciation increased 17%, primarily due to owning 10 more aircraft in 2000.

     - Other expense increased 26%, primarily due to higher expenditures for operating supplies, insurance, flight crew hotels, legal fees, passenger remuneration and recruiting.

NONOPERATING INCOME (EXPENSE) Net nonoperating income decreased $3.4 million, primarily due to higher interest expense resulting from new debt incurred in late 1999.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the major indicators of financial condition and liquidity.

------------------------------------------------------------------------------------------
                                    December 31, 1999    March 31, 2000            Change
------------------------------------------------------------------------------------------
                                                (In millions, except debt-to-equity)
Cash and marketable securities                $ 328.8           $ 272.8           $ (56.0)
Working capital (deficit)                      (116.3)           (189.7)            (73.4)
Long-term debt and
 capital lease obligations                      337.0              300.1            (36.9)
Shareholders' equity                            668.9              662.4             (6.5)
Debt-to-capital                                34%:66%           31%:69%               NA
Debt-to-capital assuming aircraft
 operating leases are capitalized
 at seven times annualized rent                67%:33%           66%:34%               NA
------------------------------------------------------------------------------------------

The Company's cash and marketable securities portfolio decreased by $56 million during the first three months of 2000. Operating activities provided $26 million of cash during this period. Cash was used for $77 million of capital expenditures, including the purchase of one new Boeing 737 aircraft, flight equipment deposits and airframe and engine overhauls, and for $6 million of debt repayment.

AIRCRAFT ACCIDENT On January 31, 2000, Alaska Airlines flight 261 from Puerto Vallarta en route to San Francisco, went down in the water off the coast of California near Point Mugu. The flight carried 83 passengers and five crew members. There were no survivors. Consistent with industry standards, the Company maintains insurance against aircraft accidents. The Company expects substantially all accident response and civil litigation costs to be covered by insurance. However, any aircraft accident, even if fully insured, could cause a negative public perception of the Company with adverse financial consequences. Principally as a result of added maintenance inspections Alaska carried out after the accident, Alaska estimates that it canceled 6% of its flights in February and 3% of its flights in March.

SAFETY ACTIVITIES In March 2000, to enhance existing lines of communication, Alaska established a "safety hotline" for employees to contact the chairman's office directly regarding any safety concern. In April 2000, an independent team of outside safety experts began a full audit of the maintenance, flight operations, hazardous materials handling and security areas of Alaska. The audit is expected to take two months. In addition, Alaska is in the process of hiring a vice president of safety, who will report directly to the chairman.

COMMITMENTS As of April 2000, the Company had firm orders for 20 aircraft requiring aggregate payments of approximately $587 million, as set forth below. In addition, Alaska has options to acquire 26 more B737s. Alaska expects to finance the new planes with either leases, long-term debt or internally generated cash.

                                           Delivery Period - Firm Orders
-----------------------------------------------------------------------------
AIRCRAFT                              2000       2001      2002        Total
-----------------------------------------------------------------------------
Boeing B737-700                          6          3        --           9
Boeing B737-900                         --          6         5          11
-----------------------------------------------------------------------------
Total                                    6          9         5          20
=============================================================================
Payments (Millions)                   $221       $229      $137        $587
=============================================================================

RECENT ACCOUNTING DEVELOPMENTS In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 gives specific guidance on the conditions that must be met before revenue may be recognized. In March 2000, the SEC issued SAB 101A that permits the Company to implement SAB 101 in the second quarter of 2000. Four major U.S. airlines have adopted SAB 101 in the first quarter of 2000 and changed their method of accounting for the sale of frequent flyer miles. Alaska believes that SAB 101 also applies to its sale of frequent flyer miles. As a result, Alaska expects to implement SAB 101 during the second quarter of 2000 and change its method of revenue recognition for the sale of mileage credits. The portion of the proceeds from sales of miles that represents Alaska's obligation to provide future travel on Alaska will be deferred and recognized as a component of passenger revenue when the service is rendered. The portion of the proceeds from sales of miles that represents Alaska's obligation to provide future travel on other airline partners will be recorded as a liability to those partners. The remaining portion of the sales proceeds will continue to be recognized immediately as part of other operating revenues. During the second quarter of 2000, Alaska plans to recognize the cumulative effect of adopting SAB 101 as a change in accounting principle as of January 1, 2000.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In December 1998, search warrants and a grand jury subpoena (for the U.S. District Court for the Northern District of California) were served on Alaska, initiating an investigation into the Company's Oakland maintenance base by the U.S. Attorney for the Northern District of California. In addition, the Federal Aviation Administration (FAA) issued a letter of investigation to Alaska relating to maintenance performed on an MD-80 aircraft. In April 1999, the FAA issued a notice of proposed civil penalty for $44,000. In July 1999, Alaska responded informally to the notice, disputing that any violation occurred, and to date the FAA has not taken any further action. In November 1999, the grand jury issued a second subpoena on Alaska. The Company understands that information developed by the National Transportation Safety Board in connection with the crash of flight 261 on January 31, 2000 is being shared with the U.S. Attorney and that the U.S. Attorney will use this information to evaluate whether any crimes were committed in connection with flight 261. On May 9, 2000 the U.S. Attorney issued a subpoena for records relating to the aircraft involved in the flight 261 accident. To the Company's knowledge, no charges have been filed as a result of the grand jury investigation.

Alaska is currently a defendant in several lawsuits relating to flight 261. The Company is unable to predict the amount of claims that may ultimately be made against it or how those claims might be resolved. Consistent with industry standards, the Company maintains insurance against aircraft accidents. In April 2000, the FAA began an audit of Alaska's maintenance and flight operations departments to ensure adherence to mandated procedures. The FAA has completed the on-site portion of its inspection. During the audit, the FAA requested that Alaska take several actions which Alaska has done or is currently implementing. The Company has not been informed what further actions, if any, the FAA intends to take as a result of its inspection.

The Company cannot predict the outcome of any of the pending civil or potential criminal proceedings described above. As a result, the Company can give no assurance that these proceedings, if determined adversely to Alaska, would not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 5. OTHER INFORMATION

ALLIANCES WITH OTHER AIRLINES

During February, 2000, Canadian Airlines gave notice to Alaska that it is canceling its marketing alliance with Alaska effective in August 2000 due to it's merger with Air Canada.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27 - Financial data schedule.

(b) On February 9, 2000 a report on Form 8-K was filed discussing the crash of Alaska flight 261.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIRLINES, INC.
--------------------------------------
Registrant

Date:  May 9, 2000

/s/ John F. Kelly
--------------------------------------
John F. Kelly
Chairman and Chief Executive Officer

/s/ Bradley D. Tilden
--------------------------------------
Bradley D. Tilden
Vice President/Finance and Chief Financial Officer