Form 10-Q
period 2000-06-30
ALASKA AIRLINES INC
filed 2000-08-10
CIK 3202

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000.
                                       OR
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

     The registrant has 500 common shares, par value $1.00, outstanding at June 30, 2000.

PART I. FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEET (UNAUDITED)
Alaska Airlines, Inc.


ASSETS
-------------------------------------------------------------------------     -----------------
                                                            December 31,              JUNE 30,
(In Millions)                                                       1999                  2000
-------------------------------------------------------------------------     -----------------
CURRENT ASSETS
Cash and cash equivalents                                         $132.3                $119.8
Marketable securities                                              196.5                 159.7
Receivables from related companies                                  27.1                  63.8
Receivables - net                                                   70.9                 100.9
Inventories and supplies                                            29.9                  32.2
Prepaid expenses and other assets                                  120.5                 154.7
-------------------------------------------------------------------------     -----------------
TOTAL CURRENT ASSETS                                               577.2                 631.1
-------------------------------------------------------------------------     -----------------

PROPERTY AND EQUIPMENT
Flight equipment                                                 1,286.2               1,383.3
Other property and equipment                                       280.1                 312.6
Deposits for future flight equipment                               163.8                 163.1
-------------------------------------------------------------------------     -----------------
                                                                 1,730.1               1,859.0
Less accumulated depreciation and amortization                     421.6                 446.6
-------------------------------------------------------------------------     -----------------
                                                                 1,308.5               1,412.4
-------------------------------------------------------------------------     -----------------
Capital leases:
Flight and other equipment                                          44.4                  44.4
Less accumulated amortization                                       31.6                  32.8
-------------------------------------------------------------------------     -----------------
                                                                    12.8                  11.6
-------------------------------------------------------------------------     -----------------
TOTAL PROPERTY AND EQUIPMENT - NET                               1,321.3               1,424.0
-------------------------------------------------------------------------     -----------------

INTANGIBLE ASSETS - SUBSIDIARIES                                    13.5                  13.2
-------------------------------------------------------------------------     -----------------

OTHER ASSETS                                                        69.2                  31.6
-------------------------------------------------------------------------     -----------------

TOTAL ASSETS                                                    $1,981.2              $2,099.9
=========================================================================     =================

See accompanying notes to financial statements.

BALANCE SHEET (UNAUDITED)
Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER'S EQUITY
-------------------------------------------------------------------------     -----------------
                                                            December 31,              JUNE 30,
(In Millions Except Share Amounts)                                  1999                  2000
-------------------------------------------------------------------------     -----------------
CURRENT LIABILITIES
Accounts payable                                                   $88.3                 $97.8
Payables to related companies                                      126.9                 127.3
Accrued aircraft rent                                               68.3                  69.9
Accrued wages, vacation and payroll taxes                           70.7                  55.8
Other accrued liabilities                                           89.6                 132.3
Air traffic liability                                              183.2                 264.8
Current portion of long-term debt and
  capital lease obligations                                         66.5                  94.9
-------------------------------------------------------------------------     -----------------
TOTAL CURRENT LIABILITIES                                          693.5                 842.8
-------------------------------------------------------------------------     -----------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                       337.0                 294.0
-------------------------------------------------------------------------     -----------------
OTHER LIABILITIES AND CREDITS
Deferred income taxes                                              143.3                 104.4
Deferred income                                                     34.2                 118.4
Other liabilities                                                  104.3                 130.5
-------------------------------------------------------------------------     -----------------
                                                                   281.8                 353.3
-------------------------------------------------------------------------     -----------------


SHAREHOLDER'S EQUITY
Common stock, $1 par value
  Authorized:  1,000 shares
  Issued:  1999 and 2000 - 500 shares                                  -                     -
  Capital in excess of par value                                   225.8                 225.8
Retained earnings                                                  443.1                 384.0
-------------------------------------------------------------------------     -----------------
                                                                   668.9                 609.8
-------------------------------------------------------------------------     -----------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                      $1,981.2              $2,099.9
=========================================================================     =================

See accompanying notes to financial statements.

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
Alaska Airlines, Inc.

-------------------------------------------------------------------------------     --------------
Three Months Ended June 30
(In Millions)                                                             1999               2000
-------------------------------------------------------------------------------     --------------
OPERATING REVENUES
Passenger                                                               $386.4             $410.0
Freight and mail                                                          20.8               20.1
Other - net                                                               21.5               14.1
-------------------------------------------------------------------------------     --------------
TOTAL OPERATING REVENUES                                                 428.7              444.2
-------------------------------------------------------------------------------     --------------
OPERATING EXPENSES
Wages and benefits                                                       130.2              142.3
Contracted services                                                       13.1               14.9
Aircraft fuel                                                             49.2               67.7
Aircraft maintenance                                                      22.5               30.1
Aircraft rent                                                             39.9               36.1
Food and beverage service                                                 12.2               12.4
Commissions                                                               24.5               16.7
Other selling expenses                                                    20.6               23.4
Depreciation and amortization                                             16.4               19.4
Loss on sale of assets                                                     0.1                0.4
Landing fees and other rentals                                            16.7               17.5
Other                                                                     27.5               31.1
Special charge - Mileage Plan                                                -               24.0
-------------------------------------------------------------------------------     --------------
TOTAL OPERATING EXPENSES                                                 372.9              436.0
-------------------------------------------------------------------------------     --------------
OPERATING INCOME                                                          55.8                8.2
-------------------------------------------------------------------------------     --------------
NONOPERATING INCOME (EXPENSE)
Interest income                                                            5.6                6.3
Interest expense                                                          (3.6)              (7.9)
Interest capitalized                                                       1.8                3.0
Other - net                                                                0.8                0.3
-------------------------------------------------------------------------------     --------------
                                                                           4.6                1.7
-------------------------------------------------------------------------------     --------------
Income before income tax                                                  60.4                9.9
Income tax expense                                                        23.7                3.9
-------------------------------------------------------------------------------     --------------
NET INCOME                                                               $36.7               $6.0
===============================================================================     ==============

See accompanying notes to financial statements.

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
Alaska Airlines, Inc.

-----------------------------------------------------------------------------     --------------
Six Months Ended June 30
(In Millions)                                                           1999               2000
-----------------------------------------------------------------------------     --------------
OPERATING REVENUES
Passenger                                                             $721.5             $770.1
Freight and mail                                                        38.8               37.9
Other - net                                                             40.3               27.7
-----------------------------------------------------------------------------     --------------
TOTAL OPERATING REVENUES                                               800.6              835.7
-----------------------------------------------------------------------------     --------------
OPERATING EXPENSES
Wages and benefits                                                     253.0              280.9
Contracted services                                                     26.6               30.1
Aircraft fuel                                                           84.6              141.5
Aircraft maintenance                                                    45.4               58.5
Aircraft rent                                                           80.4               71.9
Food and beverage service                                               24.0               24.5
Commissions                                                             46.6               32.3
Other selling expenses                                                  40.0               43.8
Depreciation and amortization                                           32.3               38.0
Loss on sale of assets                                                   0.2                0.4
Landing fees and other rentals                                          33.4               34.5
Other                                                                   52.2               62.1
Special charge - Mileage Plan                                              -               24.0
-----------------------------------------------------------------------------     --------------
TOTAL OPERATING EXPENSES                                               718.7              842.5
-----------------------------------------------------------------------------     --------------
OPERATING INCOME (LOSS)                                                 81.9              (6.8)
-----------------------------------------------------------------------------     --------------
NONOPERATING INCOME (EXPENSE)
Interest income                                                         10.8               12.4
Interest expense                                                        (7.5)             (15.8)
Interest capitalized                                                     3.6                5.6
Other - net                                                              2.4                0.8
-----------------------------------------------------------------------------     --------------
                                                                         9.3                3.0
-----------------------------------------------------------------------------     --------------
Income (loss) before income tax and accounting change                   91.2               (3.8)
Income tax expense (credit)                                             35.8               (1.6)
-----------------------------------------------------------------------------     --------------
Income (loss) before accounting change                                  55.4               (2.2)
Cumulative effect of accounting change,
 net of income taxes of $35.6 million                                      -              (56.9)
-----------------------------------------------------------------------------     --------------
NET INCOME (LOSS)                                                      $55.4             $(59.1)
=============================================================================     ==============

See accompanying notes to financial statements.

STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED)
Alaska Airlines, Inc.

----------------------------------------------------------------------------------------------------------------
                                                                         Capital in
                                                              Common      Excess of       Retained
(In Millions)                                                  Stock      Par Value       Earnings        Total
----------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999                                     $-         $225.8         $443.1       $668.9

Net loss for the six months
  ended June 30, 2000                                                                        (59.1)       (59.1)
----------------------------------------------------------------------------------------------------------------

BALANCES AT JUNE 30, 2000                                         $-         $225.8         $384.0       $609.8
================================================================================================================

See accompanying notes to financial statements.

STATEMENT OF CASH FLOWS (UNAUDITED)
Alaska Airlines, Inc.

------------------------------------------------------------------------------      --------------
Six Months Ended June 30  (In Millions)                                  1999                2000
------------------------------------------------------------------------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $55.4              $(59.1)
Adjustments to reconcile net income (loss) to cash:
   Cumulative effect of accounting change                                   -                56.9
   Special charge - Mileage Plan                                            -                24.0
   Depreciation and amortization                                         32.3                38.0
   Amortization of airframe and engine overhauls                         20.9                22.9
   Loss on disposition of assets                                          0.2                 0.4
   Increase (decrease) in deferred income taxes                          29.5               (38.9)
   Increase in accounts receivable                                      (50.2)              (66.7)
   Decrease in other current assets                                       3.0                 1.8
   Increase in air traffic liability                                     75.8                81.6
   Increase in other current liabilities                                 31.1                39.3
   Other-net                                                              4.2                12.0
------------------------------------------------------------------------------      --------------
Net cash provided by operating activities                               202.2               112.2
------------------------------------------------------------------------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of assets                                         -                36.6
Purchases of marketable securities                                      (54.3)              (81.3)
Sales and maturities of marketable securities                            78.1               118.1
Additions to flight equipment deposits                                  (50.4)              (52.1)
Additions to property and equipment                                    (126.7)             (132.2)
Restricted deposits and other                                             0.9                 0.8
------------------------------------------------------------------------------      --------------
Net cash used in investing activities                                  (152.4)             (110.1)
------------------------------------------------------------------------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt and capital lease payments                               (11.4)              (14.6)
------------------------------------------------------------------------------      --------------
Net cash used in financing activities                                   (11.4)              (14.6)
------------------------------------------------------------------------------      --------------

Net change in cash and cash equivalents                                  38.4               (12.5)
Cash and cash equivalents at beginning of period                         29.1               132.3
------------------------------------------------------------------------------      --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $67.5              $119.8
==============================================================================      ==============
Supplemental disclosure of cash paid during the period for:
  Interest (net of amount capitalized)                                   $4.5               $10.0
  Income taxes                                                            6.4                 1.8
Noncash investing and financing activities:                              None                NONE

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS THAT HAVE CHANGED SIGNIFICANTLY DURING THE SIX MONTHS ENDED JUNE 30, 2000
Alaska Airlines, Inc.

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

NOTE 2.   PREPAID EXPENSES AND OTHER CURRENT ASSETS
At March 31, 2000, other current assets included $38.3 million of restricted deposits that will be used to pay certain current liabilities. At December 31, 1999, these deposits were included with other assets. These deposits are yen-denominated investments that are held to repay yen-denominated borrowings that are due in the next 12 months.

NOTE 3.   OTHER ACCRUED LIABILITIES
The current portion of the frequent flyer award liability, which was $40.0 million at December 31, 1999 and $57.8 million at June 30, 2000, is included with other accrued liabilities.

NOTE 4.   FREQUENT FLYER PROGRAM
(a) CHANGE IN ACCOUNTING PRINCIPLE
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 gives specific guidance on the conditions that must be met before revenue may be recognized, and in June 2000 Alaska changed its method of accounting for the sale of miles in its Mileage Plan. Under the new method, a majority of the sales proceeds is deferred, and recognized when the award transportation is provided. The deferred proceeds are recognized as passenger revenue for awards issued on Alaska and as other revenue-net for awards issued on other airlines. In connection with the change, Alaska recognized a $56.9 million, net of income taxes of $35.6 million, cumulative effect charge effective January 1, 2000. Accordingly, results for the first quarter 2000 have been restated.

(b) SPECIAL CHARGE - MILEAGE PLAN
In June 2000, Alaska recorded a $24.0 million special charge to recognize the increased incremental cost of travel awards earned by flying on Alaska and travel partners. The higher cost is due to an increase in the estimated costs Alaska incurs to acquire awards on other airlines for its Mileage Plan members, as well as lower assumed forfeiture of miles.

(c) NON-CURRENT PORTION OF FREQUENT FLYER LIABILITY
At June 30, 2000, the non-current portion of the frequent flyer award liability is recorded in deferred income ($77.0 million) and in other liabilities ($37.0 million).

(d) RESTATED FIRST QUARTER 2000
The following table shows Alaska's previously reported results and the restated results for the change in accounting principle for the sale of miles.

--------------------------------------------------------------------------------
                                            1st Quarter 2000
                                            ----------------
                                         Reported       RESTATED
--------------------------------------------------------------------------------
                                    (in millions, except per share)
Operating Revenues:
 Passenger                                 $355.6         $360.1
 Freight and mail                            17.8           17.8
 Other-net                                   20.9           13.6
Total Revenues                             $394.3         $391.5

Loss before accounting change              $(10.9)        $(13.7)
Cumulative effect of accounting
 change net of income tax                    --            (56.9)
Net Loss                                    $(6.5)        $(65.1)
--------------------------------------------------------------------------------

(e) PRO FORMA RESULTS FOR 1999
The following table shows Alaska's previously reported results and what those results would have been on a pro forma basis if the new accounting policy for the sale of miles had been in effect in 1999.

--------------------------------------------------------------------------------
                              Three Months Ended             Six Months Ended
                                   June 30, 1999               June 30, 1999
                         -----------------------       ---------------------
                           Reported     PRO FORMA       Reported    PRO FORMA
--------------------------------------------------------------------------------
                                (in millions, except per share)
Operating Revenues:
 Passenger                  $386.4         $391.5         $721.5       $731.3
 Freight and mail             20.8           20.8           38.8         38.8
 Other-net                    21.5           13.3           40.3         25.3
Total Revenues              $428.7         $425.6         $800.6       $795.4

Net Income                   $36.7          $34.9          $55.4        $52.4
--------------------------------------------------------------------------------

                 ALASKA AIRLINES FINANCIAL AND STATISTICAL DATA

                                                                Quarter Ended June 30               Six Months Ended June 30
                                                -------------------------------------    -----------------------------------
                                                                                   %                                      %
FINANCIAL DATA (IN MILLIONS):                        1999          2000       Change           1999         2000      Change
                                                     ----          ----       ------           ----         ----      ------
Operating Revenues:
Passenger                                          $386.4        $410.0          6.1         $721.5       $770.1         6.7
Freight and mail                                     20.8          20.1         (3.4)          38.8         37.9        (2.3)
Other - net                                          21.5          14.1        (34.4)          40.3         27.7       (31.3)
                                                ------------------------                 ------------------------
Total Operating Revenues                            428.7         444.2          3.6          800.6        835.7         4.4
                                                ------------------------                 ------------------------

Operating Expenses:
Wages and benefits                                  124.6         142.3         14.2          244.4        280.9        14.9
Employee profit sharing                               5.6           0.0          NM             8.6          0.0         NM
Contracted services                                  13.1          14.9         13.7           26.6         30.1        13.2
Aircraft fuel                                        49.2          67.7         37.6           84.6        141.5        67.3
Aircraft maintenance                                 22.5          30.1         33.8           45.4         58.5        28.9
Aircraft rent                                        39.9          36.1         (9.5)          80.4         71.9       (10.6)
Food and beverage service                            12.2          12.4          1.6           24.0         24.5         2.1
Commissions                                          24.5          16.7        (31.8)          46.6         32.3       (30.7)
Other selling expenses                               20.6          23.4         13.6           40.0         43.8         9.5
Depreciation and amortization                        16.4          19.4         18.3           32.3         38.0        17.6
Loss on sale of assets                                0.1           0.4          NM             0.2          0.4         NM
Landing fees and other rentals                       16.7          17.5          4.8           33.4         34.5         3.3
Other                                                27.5          31.1         13.1           52.2         62.1        19.0
Special charge - Mileage Plan                         0.0          24.0          NM             0.0         24.0         NM
                                                ------------------------                 ------------------------
Total Operating Expenses                            372.9         436.0         16.9          718.7        842.5        17.2
                                                ------------------------                 ------------------------

Operating Income (Loss)                              55.8           8.2        (85.3)          81.9         (6.8)        NM
                                                ------------------------                 ------------------------

Interest income                                       5.6           6.3                        10.8         12.4
Interest expense                                     (3.6)         (7.9)                       (7.5)       (15.8)
Interest capitalized                                  1.8           3.0                         3.6          5.6
Other - net                                           0.8           0.3                         2.4          0.8
                                                ------------------------                 ------------------------
                                                      4.6           1.7                         9.3          3.0
                                                ------------------------                 ------------------------
Income (Loss) Before Income Tax
  and Accounting Change                             $60.4          $9.9        (83.6)          $91.2        $(3.8)       NM
                                                ========================                 ========================

OPERATING STATISTICS:
Revenue passengers (000)                            3,439         3,432         (0.2)         6,511        6,600         1.4
RPMs (000,000)                                      2,976         3,047          2.4          5,678        5,861         3.2
ASMs (000,000)                                      4,266         4,210         (1.3)         8,384        8,441         0.7
Passenger load factor                               69.8%         72.4%      2.6 pts          67.7%        69.4%     1.7 pts
Breakeven load factor                               58.6%         66.9%      8.3 pts          59.2%        68.6%     9.4 pts
Yield per passenger mile                            12.98 CENTS   13.45 CENTS    3.6          12.71 CENTS  13.14 CENTS    3.4
Operating revenue per ASM                           10.05 CENTS   10.55 CENTS    5.0           9.55 CENTS   9.90 CENTS    3.7
Operating expenses per ASM                           8.74 CENTS   10.36 CENTS   18.5           8.57 CENTS   9.98 CENTS   16.4
Fuel cost per gallon                                 65.5 CENTS    91.2 CENTS   39.3           57.1 CENTS   95.2 CENTS   66.7
Fuel gallons (000,000)                               75.1          74.2         (1.2)         148.2        148.6         0.3
Average number of employees                         9,244         9,439          2.1          9,065        9,359         3.2
Aircraft utilization (block hours/day)               11.1          10.5         (5.4)          11.1         10.7       (3.6)
Operating fleet at period-end                          86            91          5.8             86           91         5.8
NM=Not Meaningful

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

RESULTS OF OPERATIONS
FIRST QUARTER 2000 COMPARED WITH FIRST QUARTER 1999
Net income for the second quarter of 2000 was $6.0 million compared with $36.7 million in 1999. Operating income for the second quarter of 2000 was $8.2 million compared with $55.8 million for 1999. The $47.6 million reduction in operating income was largely due to a special charge related to the Mileage Plan and higher fuel prices. Financial and statistical data is shown on page 10. A discussion of this data follows.

REVENUES
Capacity decreased by 1.3% primarily due to higher than normal flight cancellations that resulted from delays in getting aircraft back into service from heavy maintenance checks. Many of the passengers from the canceled flights traveled on other Alaska flights and traffic grew by 2.4%, resulting in a 2.6 point increase in passenger load factor. Passenger yields were up 3.6% (2.3% excluding the impact of a new accounting method for the sale of miles), primarily due to fuel-related fare increases. Yields were up in substantially all major markets, with Canada showing the largest increase. The higher traffic combined with the higher yield resulted in a 6.1% increase in passenger revenue.

Freight and mail revenues decreased 3.4%, primarily due to lower freight volumes that resulted in part from 3.0% fewer flights operated.

Other-net revenues decreased $7.4 million (34.4%), due to a change in accounting for the sale of miles in Alaska's frequent flyer program. If the new accounting method had been in effect in 1999, other-net revenues would have increased $0.8 million (6.0%).

EXPENSES
Operating expenses grew by 16.9 % as a result of an 18.5% increase in cost per ASM. The increase in cost per ASM was primarily due a special charge, higher fuel prices and higher labor costs. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

       - Wages and benefits increased 14.2% due to a 2.1% increase in the number of employees combined with an 11.8% increase in average wages and benefits per employee. New labor contracts for mechanics, flight attendants, passenger service and ramp service employees, combined with longevity increases for pilots, and annual merit raises for management employees all contributed to the higher average wage rates.

       - Contracted services increased 14% due to higher security costs, higher rates for ground handling services and new costs for processing marketing information.

       - Fuel expense increased 38%, primarily due to a 39% increase in the price of fuel. The fuel consumption rate decreased 1% due to the use of more fuel efficient B737-700 aircraft.

       - Maintenance expense increased 34%, due to increased expenses for engine overhauls, airframe checks and airframe component repairs.

       - Aircraft rent expense decreased 10%, due to leasing four fewer MD-80 aircraft and two fewer B737-400 aircraft.

       - Commission expense decreased 32% on a 6% increase in passenger revenue. In 2000, 65.8% of ticket sales were made through travel agents, versus 69.3% in 1999. In 2000, 10.1% of ticket sales were made through Alaska's Internet web site versus 4.2% in 1999. In addition, the commission rate paid to travel agents decreased from 8% to 5%.

       - Other selling expense increased 14%, higher than the 6% increase in passenger revenue, due to increased expenses for Mileage Plan awards.

       - Depreciation increased 18%, primarily due to owning 10 more aircraft in 2000.

       - Other expense increased 13%, primarily due to higher expenditures for passenger remuneration, operating supplies, legal fees, professional services and recruiting.

       - The $24.0 million special charge in 2000 recognizes the increased incremental cost of travel awards earned by flying on Alaska and travel partners. The higher cost is due to an increase in the estimated costs Alaska incurs to acquire travel awards on other airlines for its Mileage Plan members, as well as lower assumed forfeiture of miles.

NONOPERATING INCOME (EXPENSE) Net nonoperating income decreased $2.9 million, primarily due to higher interest expense resulting from new debt incurred in late 1999.

SIX MONTHS 2000 COMPARED WITH SIX MONTHS 1999
In accordance with guidance provided in the SEC's Staff Accounting Bulletin 101, Alaska changed its method of accounting for the sale of miles in its Mileage Plan. In connection with the change, Alaska recognized a $56.9 million, net of income taxes of $35.6 million, cumulative effect charge effective January 1, 2000. The loss before accounting change for the six months ended June 30, 2000 was $2.2 million compared with net income of $55.4 million in 1999. The operating loss for the first six months of 2000 was $6.8 million compared with an operating income of $81.9 million for 1999.

The $88.7 million reduction in operating income was primarily due to higher fuel prices ($51.8 million) and a special charge related to Mileage Plan estimates ($24.0 million). Changes in operating revenues and operating expenses are generally due to the same reasons stated above in the second quarter comparison.

LIQUIDITY AND CAPITAL RESOURCES
The table below presents the major indicators of financial condition and liquidity.

------------------------------------------------------------------------------------------------------------------------------------
                                                    December 31, 1999                    JUNE 30, 2000                   Change
------------------------------------------------------------------------------------------------------------------------------------
                                                     (In millions, except debt-to-equity)
Cash and marketable securities                                $328.8                            $279.5                   $(49.3)
Working capital (deficit)                                     (116.3)                           (211.7)                   (95.4)
Long-term debt and
 capital lease obligations                                     337.0                             294.0                    (43.0)
Shareholders' equity                                           668.9                             609.8                    (59.1)
Debt-to-capital                                              34%:66%                           33%:66%                      NA
Debt-to-capital assuming aircraft
 operating leases are capitalized
 at seven times annualized rent                              67%:33%                           68%:32%                      NA
------------------------------------------------------------------------------------------------------------------------------------

The Company's cash and marketable securities portfolio decreased by $49 million during the first six months of 2000. Operating activities provided $112 million of cash during this period. Another $37 million was provided by insurance proceeds from an aircraft accident. Cash was used for $184 million of capital expenditures, including the purchase of four new Boeing 737 aircraft, flight equipment deposits and airframe and engine overhauls, and for $15 million of debt repayment.

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

SAFETY ACTIVITIES In March 2000, to enhance existing lines of communication, Alaska established a "safety hotline" for employees to contact the chairman's office directly regarding any safety concern. In April 2000, an independent team of outside safety experts began a full audit of the maintenance, flight operations, hazardous materials handling and security areas of Alaska. The team presented its final report to Alaska in June 2000 and Alaska is implementing those recommendations. Alaska has also hired a vice president of safety, who reports directly to the chairman.

COMMITMENTS As of June 30, 2000, the Company had firm orders for 17 aircraft requiring aggregate payments of approximately $476 million, as set forth below. In addition, Alaska has options to acquire 26 more B737s. Alaska expects to finance the new planes with either leases, long-term debt or internally generated cash.

                                                                              DELIVERY PERIOD - FIRM ORDERS
-----------------------------------------------------------------------------------------------------------------
AIRCRAFT                                   2000            2001           2002                        TOTAL
-----------------------------------------------------------------------------------------------------------------
Boeing B737-700                               3               3             --                            6
Boeing B737-900                              --               6              5                           11
-----------------------------------------------------------------------------------------------------------------
Total                                         3               9              5                           17
=================================================================================================================

Payments (Millions)                        $115            $225           $136                         $476
=================================================================================================================

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
In December 1998, search warrants and a grand jury subpoena (for the U.S. District Court for the Northern District of California) were served on Alaska, initiating an investigation into the Company's Oakland maintenance base by the U.S. Attorney for the Northern District of California. In addition, the Federal Aviation Administration (FAA) issued a letter of investigation to Alaska relating to maintenance performed on an MD-80 aircraft. In April 1999, the FAA issued a notice of proposed civil penalty for $44,000. In July 1999, Alaska responded informally to the notice, disputing that any violation occurred, and to date the FAA has not taken any further action. The Company understands that information developed by the National Transportation Safety Board in connection with the crash of flight 261 on January 31, 2000 is being shared with the U.S. Attorney and that the U.S. Attorney will use this information, along with other records relating to the aircraft Alaska has produced, to evaluate whether any crimes were committed in connection with flight 261. To the Company's knowledge, no charges have been filed as a result of the grand jury investigation.

Alaska is currently a defendant in several lawsuits relating to flight 261. The Company is unable to predict the amount of claims that may ultimately be made against it or how those claims might be resolved. Consistent with industry standards, the Company maintains insurance against aircraft accidents. In April 2000, the FAA began an audit of Alaska's maintenance and flight operations departments to ensure adherence to mandated procedures. During the audit, the FAA requested that Alaska take several actions, which Alaska has done or is currently implementing. In June 2000, the FAA informed Alaska that it was proposing to amend Alaska's operations specification to suspend the Company's ability to perform heavy maintenance on its aircraft. In June 2000, Alaska submitted an Airworthiness and Operations Action Plan describing numerous steps Alaska would take to address the FAA's concerns. In response to this plan the FAA withdrew its proposal to amend Alaska's operations specification. The FAA also requested that the Company submit a growth plan to demonstrate its ability to handle operationally its planned fleet additions. In June 2000, Alaska submitted its growth plan to the FAA. In July 2000, Alaska responded in writing to each of the FAA's findings from its April audit. The Company has not been informed what further actions, if any, the FAA intends to take.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibit 27 - Financial data schedule.
(b) On June 5, 2000 a report on Form 8-K was filed discussing a Federal Aviation Administration (FAA) audit of Alaska Airlines.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIRLINES, INC.
----------------------------------------
Registrant

Date:  August 9, 2000


/s/ John F. Kelly
----------------------------------------
John F. Kelly
Chairman and Chief Executive Officer


/s/ Bradley D. Tilden
----------------------------------------
Bradley D. Tilden
Vice President/Finance and Chief Financial Officer