Form 10-Q
period 2000-09-30
ALASKA AIRLINES INC
filed 2000-11-06
CIK 3202

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

or

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

    The registrant has 500 common shares, par value $1.00, outstanding at September 30, 2000.

PART I. FINANCIAL STATEMENTS

ITEM 1. Financial Statements

BALANCE SHEET (unaudited)
Alaska Airlines, Inc.

ASSETS

	December 31, 1999	September 30, 2000
	(In Millions)
Current Assets
Cash and cash equivalents	$132.3	$137.4
Marketable securities	196.5	245.9
Receivables from related companies	27.1	61.8
Receivables—net	70.9	95.6
Inventories and supplies	29.9	34.5
Prepaid expenses and other assets	120.5	147.8

Total Current Assets	577.2	723.0

Property and Equipment
Flight equipment	1,286.2	1,434.4
Other property and equipment	280.1	311.0
Deposits for future flight equipment	163.8	192.9

	1,730.1	1,938.3
Less accumulated depreciation and amortization	421.6	466.4

	1,308.5	1,471.9

Capital leases:
Flight and other equipment	44.4	44.4
Less accumulated amortization	31.6	33.3

	12.8	11.1

Total Property and Equipment—Net	1,321.3	1,483.0

Intangible Assets—Subsidiaries	13.5	13.1

Other Assets	69.2	32.9

Total Assets	$1,981.2	$2,252.0

See accompanying notes to financial statements.

BALANCE SHEET (unaudited)
Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER'S EQUITY

	December 31, 1999	September 30, 2000
	(In Millions Except Share Amounts)
Current Liabilities
Accounts payable	$88.3	$108.8
Payables to related companies	126.9	127.6
Accrued aircraft rent	68.3	66.9
Accrued wages, vacation and payroll taxes	70.7	59.5
Other accrued liabilities	89.6	160.9
Air traffic liability	183.2	236.3
Current portion of long-term debt and capital lease obligations	66.5	95.8

Total Current Liabilities	693.5	855.8

Long-Term Debt and Capital Lease Obligations	337.0	406.5

Other Liabilities and Credits
Deferred income taxes	143.3	110.8
Deferred revenue	34.2	117.2
Other liabilities	104.3	134.5

	281.8	362.5

Shareholder's Equity
Common stock, $1 par value
Authorized: 1,000 shares
Issued: 1999 and 2000—500 shares	—	—
Capital in excess of par value	225.8	225.8
Retained earnings	443.1	401.4

	668.9	627.2

Total Liabilities and Shareholder's Equity	$1,981.2	$2,252.0

See accompanying notes to financial statements.

CONSOLIDATED STATEMENT OF INCOME (unaudited)
Alaska Airlines, Inc.

	Three Months Ended September 30
	1999	2000
	(In Millions)
Operating Revenues
Passenger	$435.6	$451.5
Freight and mail	21.9	19.8
Other—net	18.6	13.0

Total Operating Revenues	476.1	484.3

Operating Expenses
Wages and benefits	137.5	150.3
Contracted services	14.1	16.3
Aircraft fuel	59.5	82.1
Aircraft maintenance	23.7	32.3
Aircraft rent	40.1	35.4
Food and beverage service	13.1	13.5
Commissions	26.7	17.1
Other selling expenses	21.7	27.0
Depreciation and amortization	16.9	22.2
Loss on sale of assets	0.2	0.4
Landing fees and other rentals	18.3	19.9
Other	28.6	34.5

Total Operating Expenses	400.4	451.0

Operating Income	75.7	33.3

Nonoperating Income (Expense)
Interest income	5.5	6.9
Interest expense	(3.6)	(9.3)
Interest capitalized	2.2	3.2
Other—net	0.5	0.9

	4.6	1.7

Income before income tax	80.3	35.0
Income tax expense	31.6	17.6

Net Income	$48.7	$17.4

See accompanying notes to financial statements.

CONSOLIDATED STATEMENT OF INCOME (unaudited)
Alaska Airlines, Inc.

	Nine Months Ended September 30
	1999	2000
	(In Millions)
Operating Revenues
Passenger	$1,157.1	$1,221.6
Freight and mail	60.6	57.7
Other—net	58.9	40.7

Total Operating Revenues	1,276.6	1,320.0

Operating Expenses
Wages and benefits	390.5	431.2
Contracted services	40.7	46.4
Aircraft fuel	144.2	223.6
Aircraft maintenance	69.1	90.8
Aircraft rent	120.5	107.3
Food and beverage service	37.0	38.0
Commissions	73.2	49.4
Other selling expenses	61.7	70.8
Depreciation and amortization	49.3	60.2
Loss on sale of assets	0.4	0.8
Landing fees and other rentals	51.7	54.4
Other	80.8	96.6
Special charge—Mileage Plan	—	24.0

Total Operating Expenses	1,119.1	1,293.5

Operating Income	157.5	26.5

Nonoperating Income (Expense)
Interest income	16.3	19.3
Interest expense	(11.1)	(25.1)
Interest capitalized	5.8	8.8
Other—net	3.0	1.7

	14.0	4.7

Income before income tax and accounting change	171.5	31.2
Income tax expense	67.4	16.0

Income before accounting change	104.1	15.2
Cumulative effect of accounting change, net of income taxes of $35.6 million	—	(56.9)

Net Income (Loss)	$104.1	$(41.7)

See accompanying notes to financial statements.

STATEMENT OF SHAREHOLDER'S EQUITY (unaudited)
Alaska Airlines, Inc.

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Total
	(In Millions)
Balances at December 31, 1999	$—	$225.8	$443.1	$668.9
Net loss for the nine months ended September 30, 2000			(41.7)	(41.7)

Balances at September 30, 2000	$—	$225.8	$401.4	$627.2

See accompanying notes to financial statements.

STATEMENT OF CASH FLOWS (unaudited)
Alaska Airlines, Inc.

	Nine Months Ended September 30
	1999	2000
	(In Millions)
Cash flows from operating activities:
Net income (loss)	$104.1	$(41.7)
Adjustments to reconcile net income (loss) to cash:
Cumulative effect of accounting change	—	56.9
Special charge—Mileage Plan	—	24.0
Depreciation and amortization	49.3	60.2
Amortization of airframe and engine overhauls	32.9	36.7
Loss on sale of assets	0.4	0.8
Increase (decrease) in deferred income taxes	45.6	(32.5)
Increase in accounts receivable	(19.2)	(59.4)
Decrease in other current assets	2.8	6.4
Increase in air traffic liability	35.9	53.1
Increase in other current liabilities	45.5	79.9
Other—net	4.2	11.2

Net cash provided by operating activities	301.5	195.6

Cash flows from investing activities:
Proceeds from disposition of assets	0.2	37.1
Purchases of marketable securities	(98.7)	(229.6)
Sales and maturities of marketable securities	205.9	180.2
Restricted deposits	3.9	(0.2)
Additions to flight equipment deposits	(106.7)	(95.0)
Additions to property and equipment	(241.4)	(181.8)

Net cash used in investing activities	(236.8)	(289.3)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	118.7
Long-term debt and capital lease payments	(17.6)	(19.9)

Net cash provided by (used in) financing activities	(17.6)	98.8

Net change in cash and cash equivalents	47.1	5.1
Cash and cash equivalents at beginning of period	29.1	132.3

Cash and cash equivalents at end of period	$76.2	$137.4

Supplemental disclosure of cash paid during the period for:
Interest (net of amount capitalized)	$6.4	$10.2
Income taxes	21.8	13.7

Noncash investing and financing activities:

2000—A flight simulator was transferred to Alaska Air Group Leasing in exchange for a $2.4 million note receivable and a $0.6 million reduction in its payable to Alaska Air Group.

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS THAT HAVE CHANGED SIGNIFICANTLY
DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2000
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

Note 2. Prepaid Expenses and Other Current Assets

    At September 30, 2000, other current assets included $38.5 million of restricted deposits that will be used to pay certain current liabilities. At December 31, 1999, these deposits were included with other assets. These deposits are yen-denominated investments that are held to repay yen-denominated borrowings that are due in the next 12 months.

Note 3. Frequent Flyer Program

(a) Change in Accounting Principle

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 gives specific guidance on the conditions that must be met before revenue may be recognized, and in June 2000 Alaska changed its method of accounting for the sale of miles in its Mileage Plan. Under the new method, a majority of the sales proceeds is deferred, and recognized when the award transportation is provided. The deferred proceeds are recognized as passenger revenue for awards issued on Alaska and as other revenue-net for awards issued on other airlines. In connection with the change, Alaska recognized a $56.9 million cumulative effect charge, net of income taxes of $35.6 million, effective January 1, 2000. Accordingly, results for the first quarter 2000 have been restated.

(b) Special Charge—Mileage Plan

    In June 2000, Alaska recorded a $24.0 million special charge to recognize the increased incremental cost of travel awards earned by flying on Alaska and travel partners. The higher cost is due to an increase in the estimated costs Alaska incurs to acquire awards on other airlines for its Mileage Plan members, as well as lower assumed forfeiture of miles.

(c) Balance Sheet Classification of Frequent Flyer Liability

    Alaska's Mileage Plan liabilities are included under the following balance sheet captions.

	December 31, 1999	September 30, 2000
	(In millions)
Current Liabilities:
Other accrued liabilities	$40.0	$72.4
Other Liabilities and Credits:
Deferred revenue	—	77.0
Other liabilities	—	37.0

Total Liabilities	$40.0	$186.4

(d) Restated First Quarter 2000

    The following table shows Alaska's previously reported results and the restated results for the change in accounting principle for the sale of miles.

	1st Quarter 2000
	Reported	Restated
	(in millions, except per share)
Operating Revenues:
Passenger	$355.6	$360.1
Freight and mail	17.8	17.8
Other—net	20.9	13.6

Total Revenues	$394.3	$391.5

Loss before accounting change	$(10.9)	$(13.7)
Cumulative effect of accounting change net of income tax	—	(56.9)

Net Loss	$(6.5)	$(65.1)

(e) Pro Forma Results for 1999

    The following table shows Alaska's previously reported results and what those results would have been on a pro forma basis if the new accounting policy for the sale of miles had been in effect in 1999.

	Three Months Ended September 30, 1999
			Nine Months Ended September 30, 1999
		Pro Forma
	Reported		Reported	Pro Forma
	(in millions, except per share)
Operating Revenues:
Passenger	$435.6	$441.0	$1,157.1	$1,172.3
Freight and mail	21.9	21.9	60.6	60.6
Other—net	18.6	11.7	58.9	37.0

Total Revenues	$476.1	$474.6	$1,276.6	$1,269.9

Net Income	$48.7	$47.9	$104.1	$100.3

Alaska Airlines
Financial and Statistical Data

	Quarter Ended September 30					Nine Months Ended September 30
Financial Data:	1999		2000		% Change	1999		2000		% Change
	(In millions)
Operating Revenues:
Passenger	$435.6		$451.5		3.7	$1,157.1		$1,221.6		5.6
Freight and mail	21.9		19.8		(9.6)	60.6		57.7		(4.8)
Other—net	18.6		13.0		(30.1)	58.9		40.7		(30.9)

Total Operating Revenues	476.1		484.3		1.7	1,276.6		1,320.0		3.4

Operating Expenses:
Wages and benefits	130.0		150.3		15.6	374.4		431.2		15.2
Employee profit sharing	7.5		0.0		NM	16.1		0.0		NM
Contracted services	14.1		16.3		15.6	40.7		46.4		14.0
Aircraft fuel	59.5		82.1		38.0	144.2		223.6		55.1
Aircraft maintenance	23.7		32.3		36.3	69.1		90.8		31.4
Aircraft rent	40.1		35.4		(11.7)	120.5		107.3		(11.0)
Food and beverage service	13.1		13.5		3.1	37.0		38.0		2.7
Commissions	26.7		17.1		(36.0)	73.2		49.4		(32.5)
Other selling expenses	21.7		27.0		24.4	61.7		70.8		14.7
Depreciation and amortization	16.9		22.2		31.4	49.3		60.2		22.1
Loss on sale of assets	0.2		0.4		NM	0.4		0.8		NM
Landing fees and other rentals	18.3		19.9		8.7	51.7		54.4		5.2
Other	28.6		34.5		20.6	80.8		96.6		19.6
Special charge—Mileage Plan						0.0		24.0		NM

Total Operating Expenses	400.4		451.0		12.6	1,119.1		1,293.5		15.6

Operating Income	75.7		33.3		(56.0)	157.5		26.5		(83.2)

Interest income	5.5		6.9			16.3		19.3
Interest expense	(3.6)		(9.3)			(11.1)		(25.1)
Interest capitalized	2.2		3.2			5.8		8.8
Other—net	0.5		0.9			3.0		1.7

	4.6		1.7			14.0		4.7

Income Before Income Tax and Accounting Change	$80.3		$35.0		(56.4)	$171.5		$31.2		(81.8)

Operating Statistics:
Revenue passengers (000)	3,813		3,655		(4.2)	10,324		10,255		(0.7)
RPMs (000,000)	3,265		3,226		(1.2)	8,943		9,088		1.6
ASMs (000,000)	4,641		4,494		(3.2)	13,025		12,936		(0.7)
Passenger load factor	70.3%		71.8%		1.5 pts	68.7%		70.3%		1.6 pts
Breakeven load factor	56.7%		66.8%		10.1 pts	58.2%		67.9%		9.7 pts
Yield per passenger mile	13.34	¢	13.99	¢	4.9	12.94	¢	13.44	¢	3.9
Operating revenue per ASM	10.26	¢	10.78	¢	5.1	9.80	¢	10.20	¢	4.1
Operating expenses per ASM	8.63	¢	10.04	¢	16.3	8.59	¢	10.00	¢	16.4
Fuel cost per gallon	72.8	¢	104.6	¢	43.8	62.7	¢	98.5	¢	57.1
Fuel gallons (000,000)	81.8		78.5		(4.0)	230.1		227.1		(1.3)
Average number of employees	9,419		9,763		3.6	9,183		9,494		3.4
Aircraft utilization (blk hrs/day)	11.7		10.8		(7.7)	11.3		10.7		(5.3)
Operating fleet at period-end	88		93		5.7	88		93		5.7

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

Results of Operations

Third Quarter 2000 Compared with Third Quarter 1999

    Net income for the third quarter of 2000 was $17.4 million compared with $48.7 million in 1999. Operating income for the third quarter of 2000 was $33.3 million compared with $75.7 million for 1999. The $42.4 million reduction in operating income was largely due to higher fuel prices, and higher labor and aircraft maintenance costs. Financial and statistical data is shown on page 10. A discussion of this data follows.

Revenues

    Capacity was reduced 3.2% in order to improve schedule reliability. Traffic dropped 1.2%, resulting in a 1.5 point increase in passenger load factor. Passenger yields were up 4.9% (4.0% excluding the impact of a new accounting method for the sale of miles), primarily due to fuel-related fare increases. Yields were up in substantially all major markets. The lower traffic combined with the higher yield resulted in a 3.7% increase in passenger revenue. In spite of the loss of the marketing alliance with Canadian Airlines in August 2000, traffic and load factor in the Canadian market increased in September 2000.

    Freight and mail revenues decreased 9.6%, primarily due to lower freight volumes that resulted from 4.7% fewer flights operated, lower seafood shipments and more competition.

    Other-net revenues decreased $5.5 million (29.8%), due to a change in accounting for the sale of miles in Alaska's frequent flyer program. If the new accounting method had been in effect in 1999, other-net revenues would have increased $1.4 million (11.6%).

Expenses

    Operating expenses grew by 12.6% as a result of an 16.3% increase in cost per ASM. The increase in cost per ASM was largely due to higher fuel prices, higher labor and aircraft maintenance costs and lower ASMs. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

  •
  Wages and benefits increased 15.6% due to a 3.6% increase in the number of employees combined with an 11.5% increase in average wages and benefits per employee. Management employees were hired in many areas (e.g. maintenance and quality control, computer services, training, marketing and employee services) to better manage the existing operations. The number of pilots and flight attendants increased, in spite of a reduction in capacity, due to training requirements. The 2000 results include a $2.9 million charge for a flight attendant early retirement program. Absent this charge, average wages and benefits per employee increased

    9.4%. New labor contracts for flight attendants, passenger service and ramp service employees, combined with longevity increases for pilots, and annual merit raises for management employees all contributed to the higher average wage rates.

  •
  Contracted services increased 16%. The 2000 results include a $0.6 million charge for aircraft accident costs not expected to be covered by insurance. Absent this charge, contracted services increased 11% due to new costs for processing marketing information, higher contract labor and security costs, and higher rates for ground handling services.

  •
  Fuel expense increased 38%, primarily due to a 44% increase in the cost of fuel. The fuel consumption rate decreased 2% due to the use of more fuel efficient B737-700 aircraft. Fuel hedging saved $1.9 million.

  •
  Maintenance expense increased 36%, due to greater use of outside contractors for airframe checks, a greater number of such checks and increased expenses for engine overhauls.

  •
  Aircraft rent expense decreased 12%, due to leasing four fewer MD-80 aircraft and two fewer B737-400 aircraft.

  •
  Commission expense decreased 36% on a 4% increase in passenger revenue. The commission rate paid to travel agents decreased from 8% to 5%. In 2000, 63% of ticket sales were made through travel agents, versus 67% in 1999. In 2000, 10.5% of ticket sales were made through Alaska's Internet web site versus 5.8% in 1999.

  •
  Other selling expense increased 24%, higher than the 4% increase in passenger revenue, due to increased expenses for Mileage Plan awards.

  •
  Depreciation increased 31%, primarily due to owning 10 more aircraft in 2000.

  •
  Other expense increased 21%, primarily due to higher expenditures for legal fees, passenger remuneration, hotel and flight crew meals, professional services and recruiting.

    Nonoperating Income (Expense)  Net nonoperating income decreased $2.9 million, primarily due to higher interest expense resulting from new debt incurred in late 1999 and in the third quarter of 2000.

Nine Months 2000 Compared with Nine Months 1999

    In accordance with guidance provided in the SEC's Staff Accounting Bulletin 101, Alaska changed its method of accounting for the sale of miles in its Mileage Plan. In connection with the change, Alaska recognized a $56.9 million cumulative effect charge, net of income taxes of $35.6 million, effective January 1, 2000. The income before accounting change for the nine months ended September 30, 2000 was $15.2 million compared with $104.1 million in 1999. Operating income for the first nine months of 2000 was $26.5 million compared with $157.5 million for 1999.

    The $131.0 million reduction in operating income was primarily due to higher fuel prices ($74.4 million) and a special charge related to Mileage Plan estimates ($24.0 million). Changes in operating revenues and operating expenses are generally due to the same reasons stated above in the third quarter comparison.

Liquidity and Capital Resources

    The table below presents the major indicators of financial condition and liquidity.

	December 31, 1999	September 30, 2000	Change
	(In millions, except debt-to-equity)
Cash and marketable securities	$328.8	$383.3	$54.5
Working capital (deficit)	(116.3)	(132.8)	(16.5)
Long-term debt and capital lease obligations	337.0	406.5	69.5
Shareholders' equity	668.9	627.2	(41.7)
Debt-to-capital	34%:66%	39%:61%	NA
Debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	67%:33%	69%:31%	NA

    The Company's cash and marketable securities portfolio increased by $55 million during the first nine months of 2000. Operating activities provided $196 million of cash during this period. Additional cash was provided by the issuance of $119 million of new debt. Another $37 million was provided by insurance proceeds from an aircraft accident and other asset dispositions. Cash was used for $277 million of capital expenditures, including the purchase of five new Boeing 737 aircraft, flight equipment deposits and airframe and engine overhauls, and for $20 million of debt repayment.

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

    Commitments  As of September 30, 2000, the Company had firm orders for 18 aircraft requiring aggregate payments of approximately $475 million, as set forth below. In addition, Alaska has options to acquire 26 more B737s. Alaska expects to finance the new planes with either leases, long-term debt or internally generated cash.

	Delivery Period—Firm Orders
Aircraft	2000	2001	2002	Total
Boeing B737-700	2	3	2	7
Boeing B737-900	—	6	5	11

Total	2	9	7	18

Payments (Millions)	$62	$239	$174	$475

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

    In December 1998, search warrants and a grand jury subpoena (for the U.S. District Court for the Northern District of California) were served on Alaska, initiating an investigation into the Company's Oakland maintenance base by the U.S. Attorney for the Northern District of California. Alaska has cooperated with the U.S. Attorney's initial and subsequent requests for information concerning the Company's maintenance operations. In addition, the Federal Aviation Administration (FAA) issued a letter of investigation (LOI) to Alaska relating to maintenance performed on an MD-80 aircraft. In April 1999, the FAA issued a notice of proposed civil penalty for $44,000. In July 1999, Alaska responded informally to the notice, disputing that any violation occurred, and to date the FAA has not taken any further action. The Company understands that information developed by the National Transportation Safety Board in connection with the crash of flight 261 on January 31, 2000 is being shared with the U.S. Attorney and that the U.S. Attorney is using this information, along with other records relating to the aircraft Alaska has produced, to evaluate whether any crimes were committed in connection with flight 261. To the Company's knowledge, no charges have been filed as a result of the grand jury investigation.

    Alaska is currently a defendant in a number of lawsuits relating to flight 261. The Company is unable to predict the amount of claims that may ultimately be made against it or how those claims might be resolved. Consistent with industry standards, the Company maintains insurance against aircraft accidents.

    In April 2000, the FAA began an audit of Alaska's maintenance and flight operations departments to ensure adherence to mandated procedures. During the audit, the FAA requested that Alaska take a number of actions, which Alaska has done or is currently implementing. In June 2000, the FAA informed Alaska that it was proposing to amend Alaska's operations specification to suspend the Company's ability to perform heavy maintenance on its aircraft. In June 2000, Alaska submitted an Airworthiness and Operations Action Plan describing numerous steps Alaska would take to address the FAA's concerns. In response to this plan the FAA withdrew its proposal. The FAA also requested that the Company submit a growth plan to demonstrate its ability to handle operationally its planned fleet additions. In June 2000, Alaska submitted its growth plan to the FAA. In July 2000, Alaska responded in writing to each of the FAA's findings from its April audit. The FAA has issued a number of LOIs stemming from the resulting increased FAA oversight. Alaska is investigating and responding to these LOIs, which may be followed by proposed civil penalties. The Company has not been informed what further actions, if any, the FAA intends to take with respect to these matters.

    The Company cannot predict the outcome of any of the pending civil or potential criminal proceedings described above. As a result, the Company can give no assurance that these proceedings, if determined adversely to Alaska, would not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 5. Other Information

Alliances with Other Airlines

    In August 2000, due to its merger with Air Canada, Canadian Airlines canceled its marketing alliance with Alaska and Horizon.

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibit 27—Financial data schedule.

SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA AIRLINES, INC. Registrant
Date: November 3, 2000
/s/ JOHN F. KELLY John F. Kelly Chairman and Chief Executive Officer
/s/ BRADLEY D. TILDEN Bradley D. Tilden Vice President/Finance and Chief Financial Officer

QuickLinks

BALANCE SHEET (unaudited) Alaska Airlines, Inc.
BALANCE SHEET (unaudited) Alaska Airlines, Inc.
CONSOLIDATED STATEMENT OF INCOME (unaudited) Alaska Airlines, Inc.
CONSOLIDATED STATEMENT OF INCOME (unaudited) Alaska Airlines, Inc.
STATEMENT OF SHAREHOLDER'S EQUITY (unaudited) Alaska Airlines, Inc.
STATEMENT OF CASH FLOWS (unaudited) Alaska Airlines, Inc.
Alaska Airlines Financial and Statistical Data
SIGNATURES