Form 10-K
period 2000-12-31
ALASKA AIRLINES INC
filed 2001-02-14
CIK 3202

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to

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

Title of Class
Common Stock, $1.00 Par Value

    As of December 31, 2000, common shares outstanding totaled 500.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The registrant meets the conditions set forth in General Instructions I of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format. Items 4, 6, 10, 11, 12 and 13 have been omitted in accordance with such Instruction I.

    The registrant's parent, Alaska Air Group, Inc. (File No. 1-8957), files reports with the Commission pursuant to the Securities Exchange Act of 1934, as amended.

Exhibit Index begins on page 33.

PART I

ITEM 1. BUSINESS

GENERAL INFORMATION

    Alaska Airlines, Inc. (Alaska or the Company) is a wholly owned subsidiary of Alaska Air Group, Inc. Alaska Air Group, Inc. is a holding company that also owns Horizon Air Industries, Inc. (Horizon). Alaska is a major airline that was organized in 1932 and incorporated in the state of Alaska in 1937. Alaska became a wholly owned subsidiary of Alaska Air Group, Inc. in 1985 pursuant to a reorganization of Alaska into a holding company structure. Alaska Air Group, Inc. is a registrant pursuant to Section 12(b) of the Securities and Exchange Act of 1934 (Commission File No. 1-8957). Alaska's executive offices are located at 19300 Pacific Highway South, Seattle, Washington 98188. In 2000, Alaska accounted for 80% of Alaska Air Group, Inc.'s total operating revenues.

    Horizon, a Washington corporation, began service in 1981 and was acquired by Alaska Air Group, Inc. in 1986. Horizon is a regional airline, that operates in the Pacific Northwest, Northern California and Western Canada.

Operations

    Alaska Airlines is an Alaska corporation that was organized in 1932 and incorporated in 1937. Alaska serves 37 cities in seven states (Alaska, Washington, Oregon, California, Nevada, Arizona and Illinois), one city in Canada and five cities in Mexico. In each year since 1973, Alaska has carried more passengers between Alaska and the U.S. mainland than any other airline. In 2000, Alaska carried 13.5 million revenue passengers. Passenger traffic within Alaska and between Alaska and the U.S. mainland accounted for 24% of Alaska's 2000 revenue passenger miles, West Coast traffic (including Vancouver, Canada) accounted for 66% and the Mexico markets 10%. Based on passenger enplanements, Alaska's leading airports are Seattle, Portland, Los Angeles and Anchorage. Based on revenues, its leading nonstop routes are Seattle-Anchorage, Seattle-Los Angeles and Seattle-San Diego. At December 31, 2000, Alaska's operating fleet consisted of 95 jet aircraft.

    Alaska distinguishes itself from competitors by providing a higher level of customer service. The airline's excellent service in the form of advance seat assignments, expedited check-in, a first-class section, attention to customer needs, high-quality food and beverage service, well-maintained aircraft and other amenities has been recognized by independent studies and surveys of air travelers.

Alliances with Other Airlines

    Alaska and Horizon have marketing alliances with other airlines that provide reciprocal frequent flyer mileage accrual and redemption privileges and codesharing on certain flights as set forth below. Alliances enhance Alaska's and Horizon's revenues by (a) providing our customers more value by offering them more travel destinations and better mileage accrual/redemption opportunities, (b) gaining access to more connecting traffic from other airlines, and (c) providing members of alliance partners'

frequent flyer programs an opportunity to travel on Alaska and Horizon while earning mileage credit in the alliance partners' program.

Major U.S. or International Airlines	Frequent Flyer Agreement		Codesharing— Alaska Flight # on Flights Operated by Other Airlines	Codesharing— Other Airline Flight # On Flights Operated by Alaska/Horizon
American Airlines	Yes		Yes	No
British Airways	Yes		No	No
Continental Airlines	Yes		Yes	Yes
KLM	Yes		No	Yes
Lan Chile	Yes		No	Yes
Northwest Airlines	Yes		Yes	Yes
Qantas	Yes		No	Yes
TWA	Yes		No	No
Commuter Airlines
American Eagle	Yes	*	Yes	No
Era Aviation	Yes	*	Yes	No
Harbor Airlines	Yes	*	Yes	No
Trans States Airlines	Yes	*	Yes	No
PenAir	Yes	*	Yes	No

    * This airline does not have its own frequent flyer program. However, Alaska's Mileage Plan members can accrue and redeem miles on this airline's route system.

BUSINESS RISKS

    The Company's operations and financial results are subject to various uncertainties, such as intense competition, volatile fuel prices, a largely unionized labor force, the need to finance large capital expenditures, government regulation, potential aircraft incidents and general economic conditions. This report may contain forward-looking statements that are based on the best information currently available to management. The forward-looking statements are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are indicated by phrases such as "the Company believes", "we anticipate" or any other language indicating a prediction of future events. Whether these statements are ultimately accurate depends on a number of outside factors that the Company cannot predict or control. The Company undertakes no obligation to update or revise any forward-looking statement. The following discussion of business risks sets forth the principal foreseeable risks and uncertainties that may materially affect these predictions.

Competition

    Competition in the air transportation industry is intense. Any domestic air carrier deemed fit by the United States Department of Transportation (DOT) is allowed to operate scheduled passenger service in the United States. Alaska carries 2.2% of all U.S. domestic passenger traffic. Alaska competes with one or more domestic or foreign airlines on most of its routes. Some of these competitors are substantially larger than Alaska, have greater financial resources and have more extensive route systems.

    Most major U.S. carriers have developed, independently or in partnership with others, large computerized reservation systems (CRS). Airlines, including Alaska and Horizon, are charged industry-set fees to have their flight schedules included in the various CRS displays used by travel agents and airlines. These systems are currently the predominant means of distributing airline tickets.

In order to reduce anti-competitive practices, the DOT regulates the display of all airline schedules and fares. Air carriers are increasingly distributing their services on the Internet through various airline joint venture or independent websites. The Company cannot predict the terms on which it may be able to participate in these sites, or their effect on the Company's ability to compete with other airlines.

Fuel

    Fuel costs were 17.8% of the Company's total operating expenses in 2000. Fuel prices, which can be volatile and are largely outside of the Company's control, can have a significant impact on the Company's operating results. Currently, a one-cent change in the fuel price per gallon affects annual fuel costs by approximately $3.1 million. The Company believes that operating fuel-efficient aircraft is an effective hedge against high fuel prices. During 2000, the Company resumed hedging against its exposure to fluctuations in the price of jet fuel.

Unionized Labor Force

    Labor costs were 33% of the Company's total operating expenses in 1999. Wage rates can have a significant impact on the Company's operating results. At December 31, 2000, labor unions represented 86% of Alaska's employees. The air transportation industry is regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions. The Company cannot predict the outcome of union contract negotiations or whether the terms of its labor contracts will hinder its ability to compete effectively. Nor can the Company control the variety of actions (e.g. work stoppage or slowdown) unions might take to try to influence those negotiations.

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

Government Regulation; International Routes

    Like other airlines, the Company is subject to regulation by the Federal Aviation Administration (FAA) and the DOT. The FAA, under its mandate to ensure aviation safety, can ground aircraft, suspend or revoke the authority of an air carrier or its licensed personnel for failure to comply with Federal Aviation Regulations, and levy civil penalties. The Company also depends on the efficient operation of the air traffic control system to ensure reliability of its own operations. The DOT has the authority to regulate certain airline economic functions including financial and statistical reporting, consumer protection, computerized reservations systems, essential air transportation and international route authority. The Company is subject to bilateral agreements between the United States and the foreign countries to which the Company provides service. There can be no assurance that existing bilateral agreements between the United States and the foreign governments will continue or that the Company's designation to operate such routes will continue. The Company is also subject to domestic and international environmental regulations, including rules on noise and emissions, that may affect the cost or scope of its services.

Economic Conditions

    The demand for both business and leisure air transportation is affected by regional and national economic conditions. An economic downturn, or changes in consumer preferences, perceptions or spending patterns, could affect the Company's ability to sustain its traffic volumes and yields.

Risk of Loss and Liability; Weather

    The Company is exposed to potential catastrophic losses in the event of aircraft accidents or terrorist incidents. Consistent with industry standards, the Company maintains vigorous safety, training and maintenance programs, as well as insurance against such losses. However, any aircraft accident, even if fully insured, could cause a negative public perception of the Company with adverse financial consequences. Additionally, unusually adverse weather can significantly reduce flight operations, resulting in lost revenues and added expenses.

OTHER INFORMATION

Employees

    Alaska had 10,738 active full-time and part-time employees at December 31, 2000. Alaska's union contracts at December 31, 2000 were as follows:

Union	Employee Group	Number of Employees	Contract Status
Air Line Pilots Association International	Pilots	1,345	Amendable 4/30/03
Association of Flight Attendants	Flight attendants	1,980	Amendable 10/29/03
International Association of Machinists and Aerospace Workers	Rampservice and stock clerks	1,121	Amendable 1/10/04
	Clerical, office and passenger service	3,249	Amendable 10/29/02
Aircraft Mechanics Fraternal Association	Mechanics, inspectors and cleaners	1,195	Amendable 12/25/02
Mexico Workers Association of Air Transport	Mexico airport personnel	92	Amendable 4/1/01
Transport Workers Union of America	Dispatchers	24	Amendable 2/9/02

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

    Mileage can be redeemed for free or discounted travel and for other travel industry awards. Upon accumulating the necessary mileage, members notify Alaska of their award selection. Over 75% of the free flight awards on Alaska and Horizon are subject to blackout dates and capacity-controlled seating. Alaska's miles do not expire. As of year-end 1999 and 2000, Alaska estimated that 1,129,000 and 1,582,000 round-trip flight awards were eligible for redemption by Mileage Plan members who have mileage credits exceeding the 20,000-mile free round-trip domestic ticket award threshold. Of these eligible awards, Alaska estimated that 921,000 and 1,469,000, respectively, would ultimately be redeemed. For the years 1998, 1999 and 2000, approximately 191,000, 226,000 and 281,000 round-trip flight awards were redeemed and flown on Alaska and Horizon. These awards represent approximately 3.1% for 1998, 3.7% for 1999, and 4.8% for 2000, of the total passenger miles flown for each period. For the years 1998, 1999 and 2000, approximately 65,000, 99,000 and 137,000 round-trip flight awards were redeemed and flown on airline partners.

    For miles earned by flying on Alaska and travel partners, the estimated incremental cost of providing free travel awards is recognized as a selling expense and accrued as a liability as miles are accumulated. The incremental cost does not include a contribution to overhead, aircraft cost or profit. Alaska also sells mileage credits to non-airline partners, such as hotels, car rental agencies and a credit card company. Effective January 1, 2000, the Company began deferring a majority of the sales proceeds, and recognizing these proceeds as revenue when the award transportation is provided. The deferred proceeds are recognized as passenger revenue for awards issued on Alaska and as other revenue-net for awards issued on other airlines. At December 31, 1999 and 2000, the deferred revenue and the total liability for miles outstanding and for estimated payments to partner airlines was $40.0 million and $198.5 million, respectively.

ITEM 2. PROPERTIES

Aircraft

    The following table describes the aircraft operated and their average age at December 31, 2000.

Aircraft Type	Passenger Capacity	Owned	Leased	Total	Average Age in Years
Alaska Airlines
Boeing 737-200C	111	7	1	8	20.4
Boeing 737-400	138	9	31	40	5.7
Boeing 737-700	120	13	—	13	0.8
Boeing MD-80	140	15	19	34	10.6

		44	51	95	8.0

    Twenty four of the 44 aircraft owned by Alaska as of December 31, 2000 are subject to liens securing long-term debt. Alaska's leased B737-200C, B737-400 and MD-80 aircraft have lease expiration dates in 2001, between 2002 and 2016, and between 2001 and 2013, respectively. Alaska has the option to extend most of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the then fair market value of the aircraft. For information regarding obligations under capital leases and long-term operating leases, see Notes to Financial Statements.

    At December 31, 2000, all of Alaska's aircraft met the Stage 3 noise requirements under the Airport Noise and Capacity Act of 1990. However, special noise ordinances restrict the timing of flights operated by Alaska and other airlines at Burbank, Orange County, San Diego and San Jose. In addition, Orange County restricts the type of aircraft and number of flights.

Ground Facilities and Services

    Alaska leases ticket counter, gates, cargo and baggage, office space and other support areas at the majority of the airports it serves. Alaska also owns terminal buildings at various Alaska cities.

    Alaska has centralized operations in several buildings located at or near Seattle-Tacoma International Airport (Sea-Tac) in Seattle, Washington. The owned buildings, including land unless located on leased airport property, include: a three-bay hangar facility with maintenance shops; a flight operations and training center; an air cargo facility; a reservations and office facility; several office buildings; its corporate headquarters; and two storage warehouses. Alaska also leases a two-bay hangar/office facility at Sea-Tac. Alaska's other major facilities include: a regional headquarters building, an air cargo facility and a leased hangar/office facility in Anchorage; a Phoenix reservations center; and a leased two-bay maintenance facility in Oakland.

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

    Alaska is currently a defendant in a number of lawsuits relating to Flight 261. Between February 14, 2000 and the present, 82 wrongful death suits have been filed against Alaska Airlines as a result of Flight 261. The Boeing Company, the manufacturer of the aircraft's horizontal stabilizer jackscrew assembly and the manufacturer of the grease used to lubricate the jackscrew have also been named in the lawsuits. The suits were filed in federal courts in California, Illinois and Washington, as well as in state courts in Washington, Alaska and California. In early July 2000 all of the cases (except the Washington state court case) were consolidated in the U.S. District Court for the Northern District of California. The plaintiffs seek unspecified compensatory and punitive damages. Although Alaska disputes the availability of punitive damages, it has stated in a court hearing its desire to settle all of the cases for full compensatory damages without contesting liability. The Company is unable to predict the amount of claims that may ultimately be made against it or how those claims might be resolved. Consistent with industry standards, the Company maintains insurance against aircraft accidents.

    In April 2000, the FAA began an audit of Alaska's maintenance and flight operations departments to ensure adherence to mandated procedures. During the audit, the FAA requested that Alaska take a number of actions, which Alaska has done or is currently implementing. In June 2000, the FAA informed Alaska that it was proposing to amend Alaska's operations specification to suspend the Company's ability to perform heavy maintenance on its aircraft. In June 2000, Alaska submitted an Airworthiness and Operations Action Plan describing numerous steps Alaska would take to address the FAA's concerns. In response to this plan the FAA withdrew its proposal. The FAA also requested that the Company submit a growth plan to demonstrate its ability to handle operationally its planned fleet additions. In June 2000, Alaska submitted its growth plan to the FAA. In July 2000, Alaska responded in writing to each of the FAA's findings from its April audit. The FAA has issued a number of LOIs stemming from the resulting increased FAA oversight. Alaska is investigating and responding to these LOIs. In December 2000, Alaska received notices of proposed civil penalties, totaling approximately $1 million, relating to some of these LOIs. The Company has not been informed what further actions, if any, the FAA intends to take with respect to these matters.

    The Company cannot predict the outcome of any of the pending civil or potential criminal proceedings described above. As a result, the Company can give no assurance that these proceedings, if determined adversely to Alaska, would not have a material adverse effect on the financial position or results of operations of the Company. However, while we cannot predict the outcome of these matters, management believes their ultimate disposition is not likely to materially affect the Company's financial position or results of operations. This forward-looking statement is based on management's current understanding of the relevant law and facts; it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Industry Conditions

    The airline industry is cyclical. Generally speaking, economic conditions have been strong during the years covered by this discussion. Because the industry has high fixed costs in relation to revenues, a small change in load factors or fare levels has a large impact on profits.

    For most airlines, labor and fuel account for almost half of operating expenses. The strong economy has increased employee turnover and put upward pressure on labor costs. Fuel prices have been volatile in the last three years. For Alaska Airlines, fuel cost per gallon decreased 25% in 1998, increased 23% in 1999 and increased 54% in 2000.

    In recent years, airlines have reduced their ticket distribution costs by capping travel agent commissions, by decreasing commission rates from 10% to 5%, by partially eliminating paper tickets and by selling tickets directly to passengers via the Internet.

RESULTS OF OPERATIONS

    2000 Compared with 1999 In accordance with guidance provided in the SEC's Staff Accounting Bulletin 101, Alaska changed its method of accounting for the sale of miles in its Mileage Plan. In connection with the change, Alaska recognized a $56.9 million cumulative effect charge, net of income taxes of $35.6 million, effective January 1, 2000. The loss before accounting change for 2000 was $7.4 million, compared with net income of $119.4 million in 1999. The 1999 results (fourth quarter impact) included an after-tax gain on sale of shares in Equant N.V. of $2.2 million. The operating loss was $13.6 million in 2000 compared with an operating income of $176.3 million in 1998. Higher fuel prices increased operating expenses by approximately $104 million. Airline financial and statistical data is shown following the financial statements. A discussion of this data follows.

Revenues

    Capacity increased 2.8% in the first quarter due to normal growth but decreased 1.3% in the second quarter due to maintenance delays. Capacity was then reduced 3.2% in the third quarter in order to improve schedule reliability. Finally, capacity increased 1.5% in the fourth quarter as schedule reliability returned to near-normal levels. For the full year 2000, capacity was flat but traffic grew by 1.8%, resulting in a 1.3 point increase in passenger load factor. The Canada and Lower 48 states-to-Alaska markets experienced the largest increases in load factor. Passenger yields were up 4.6% (3.2% excluding the impact of a new accounting method for the sale of miles), primarily due to fuel-related fare increases. Yields were up in virtually all major markets. The higher traffic combined with the higher yield resulted in a 6.5% increase in passenger revenue.

    Freight and mail revenues decreased 4.5%, primarily due to 6.7% lower freight volumes that resulted from 1.8% fewer flights operated, lower seafood shipments and more competition.

    Other-net revenues decreased $26.5 million (32.6%), due to the change in accounting for the sale of miles in Alaska's frequent flyer program. If the new accounting method had been in effect in 1999, other-net revenues would have increased $3.7 million (7.3%).

Expenses

    Operating expenses grew by 17.2% as a result of an 17.3% increase in cost per ASM. The increase in cost per ASM was largely due to higher fuel prices, higher labor and aircraft maintenance costs and a special charge related to Mileage Plan estimates. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

  •
  Wages and benefits increased 14.1% due to a 4.7% increase in the number of employees combined with a 9.0% increase in average wages and benefits per employee. Management employees were hired in many areas (e.g. maintenance and quality control, computer services, training, marketing and employee services) to better manage the existing operations. The number of pilots and flight attendants increased, in spite of no increase in capacity, due to training requirements. The 2000 results include a $1.8 million charge for a flight attendant early retirement program. Absent this charge, average wages and benefits per employee increased 8.7%. The full-year impact of new labor contracts for mechanics, flight attendants, passenger service and ramp service employees, combined with longevity increases for pilots and annual merit raises for management employees, all contributed to the higher average wage rates.

  •
  Contracted services increased 18.9%. The 2000 results include $1.9 million for aircraft-accident-related expenses not covered by insurance. Absent these expenses, contracted services increased 15.5% due to new costs for marketing information, higher contract labor and security costs, and higher rates for ground handling services.

  •
  Fuel expense increased 52.6%, primarily due to a 54.2% increase in the cost per gallon of fuel. The fuel consumption rate decreased 2.1% due to the use of more fuel-efficient B737-700 aircraft. Fuel hedging, which started in July 2000, saved $3.8 million.

  •
  Maintenance expense increased 34.2%, due to greater use of outside contractors for airframe checks and a greater number of these checks, increased expenses for engine repairs and overhauls, and increased work on airframe components.

  •
  Aircraft rent expense decreased 8.2%, due to the leasing of four fewer MD-80 aircraft and two fewer B737-400 aircraft for most of 2000.

  •
  Commission expense decreased 28.5% on a 6.5% increase in passenger revenue. The commission rate paid to travel agents in 2000 was 5% compared to the 8% rate that was paid during most of 1999. In 2000, 64% of ticket sales were made through travel agents, versus 67% in 1999. In 2000, 10.4% of ticket sales were made through Alaska's Internet web site versus 5.2% in 1999.

  •
  Other selling expenses increased 19.8%, higher than the 6.5% increase in passenger revenue, primarily due to an $11.4 million increase in Mileage Plan awards expense, as a result of the following trends: (a) more ways to earn miles, (b) less forfeitures of miles, (c) greater use of travel awards on other airlines, and (d) higher costs to obtain awards on other airlines.

  •
  Depreciation and amortization increased 23.6%, primarily due to the owning of more aircraft in 2000.

  •
  Other expense increased 23.7%, primarily due to higher expenditures for legal fees, supplies, passenger remuneration, flight crew hotel charges and meals, recruiting, personnel expenses and insurance.

  •
  The $24.0 million special charge in 2000 recognizes the increased incremental cost of travel awards earned by flying on Alaska and travel partners. The higher cost is due to an increase in the estimated costs Alaska incurs to acquire travel awards on other airlines for its Mileage Plan members, as well as lower assumed forfeiture of miles.

    Nonoperating Income (Expense)  Net nonoperating income decreased $14.7 million, primarily due to higher interest expense resulting from new debt incurred in late 1999 and in the second half of 2000. In addition, a $3.6 million gain on sale of shares in Equant N.V. (a telecommunication network company owned by many airlines) was recorded in December 1999.

Liquidity and Capital Resources

    The table below presents the major indicators of financial condition and liquidity.

	December 31, 1999	December 31, 2000	Change
	(In millions, except debt-to-equity)
Cash and marketable securities	$328.8	$461.6	$132.8
Working capital (deficit)	(116.3)	159.4	275.7
Long-term debt and capital lease obligations	337.0	609.2	272.2
Shareholder's equity	668.9	703.6	34.7
Debt-to-capital	34%:66%	46%:54%	NA
Debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	67%:33%	70%:30%	NA

    2000 Financial Changes  The Company's cash and marketable securities portfolio increased by $132.8 million during 2000. Operating activities provided $197.7 million of cash during this period. Additional cash was provided by the issuance of $338.2 million of new debt. Another $37.2 million was provided by insurance proceeds from an aircraft accident and other asset dispositions. Cash was used for $373.4 million of capital expenditures, including the purchase of seven new Boeing 737 aircraft, flight equipment deposits and airframe and engine overhauls, and for $65.8 million of debt and capital lease repayment.

    Shareholder's equity increased $34.7 million due to a $99.0 million capital contribution from Alaska Air Group, which was partly offset by the net loss of $64.3 million.

    Financing Activities  During 2000, Alaska issued $238.2 million of 12-year debt secured by flight equipment. $148.2 million of the new debt has fixed interest rates of approximately 7.6%. Interest rates on the other $90.0 million varies with LIBOR. Alaska also issued $100.0 million of unsecured debt, which is expected to be repaid in 2003 and 2004 and has an interest rate that varies with LIBOR.

    Aircraft Accident  On January 31, 2000, Alaska Airlines Flight 261 from Puerto Vallarta en route to San Francisco, went down in the water off the coast of California near Point Mugu. The flight carried 83 passengers and five crew members. There were no survivors. At present, 82 wrongful death lawsuits have been filed against Alaska. The plaintiffs seek unspecified compensatory and punitive damages. Because the Company cannot predict the outcome of this litigation, it can give no assurance that these proceedings, if determined adversely to Alaska, would not have a material adverse effect on the financial position or results of operations of the Company. While we cannot predict or quantify the outcome of these matters, management believes their ultimate disposition is not likely to materially affect the Company's financial position or results of operations. Consistent with industry standards, the Company maintains insurance against aircraft accidents. The Company expects substantially all accident response and civil litigation costs to be covered by insurance.

    Safety Activities  In March 2000, to enhance existing lines of communication, Alaska established a "safety hotline" for employees to contact the chairman's office directly regarding any safety concern. In April 2000, an independent team of outside safety experts began a full audit of the maintenance, flight operations, hazardous materials handling and security areas of Alaska. The team presented its final report to Alaska in June 2000 and Alaska is implementing those recommendations. In November 2000, the team returned to review progress on its recommendations and to assist Alaska in focusing its ongoing safety efforts. Alaska has also hired a vice president of safety, who reports directly to the chairman.

    Commitments  As of December 31, 2000, the Company had firm orders for 16 aircraft requiring aggregate payments of approximately $365 million, as set forth below. In addition, Alaska has options to acquire 26 more B737s. Alaska expects to finance the new planes with leases, long-term debt or internally generated cash.

	Delivery Period—Firm Orders
Aircraft	2001	2002		Total
Boeing B737-700	3	—		3
Boeing B737-900	5	8	*	13

Total	8	8		16

Payments (Millions)	$239	$126		$365

    * Seven of these firm orders may be converted to other Next Generation Boeing 737 aircraft.

    Deferred Taxes  At December 31, 2000, net deferred tax liabilities were $107 million, which includes $156 million of net temporary differences offset by $49 million of deferred tax assets.

    New Accounting Standards Effective January 1, 2001, the Company will adopt Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. If the derivative qualifies as a hedge, the change in its fair value will be recognized in other comprehensive income until the hedged item is recognized in earnings. At December 31, 2000, the Company's fuel hedge contracts had an estimated fair value of $1.6 million, with unrealized losses of $1.0 million.

    Market Risk  The Company does not purchase or hold any derivative financial instruments for trading purposes. The Company has material market risk exposure to jet fuel price increases. Currently, a one-cent change in the fuel price per gallon affects annual fuel costs by approximately $3.1 million. To help manage this exposure, the Company began purchasing primarily crude oil call options during 2000. Settlement of these options during the last half of 2000 resulted in a gain of $3.8 million. At December 31, 2000, the Company had purchased crude oil call options in place to hedge approximately 23% of its 2001 expected jet fuel requirements. A hypothetical 10% increase in jet fuel prices would increase 2001 fuel expense by approximately $25 million. This analysis includes the effect of the fuel hedging contracts in place at December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS

    See Item 14.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)
(1) Financial Statements

Page(s)
Balance Sheet as of December 31, 1999 and 2000	13-14
Statement of Income for the years ended December 31, 1998, 1999 and 2000	15
Statement of Shareholder's Equity for the years ended December 31, 1998, 1999 and 2000	16
Statement of Cash Flows for the years ended December 31, 1998, 1999 and 2000	17
Notes to Financial Statements	18-29
Report of Independent Public Accountants	31
(2) Financial Statement Schedule II, Valuation and Qualifying Accounts, for the years ended December 31, 1998, 1999 and 2000	32
(3)
Exhibits

    See Exhibit Index on page 33.

(b)
On December 6, 2000 a report on Form 8-K was filed discussing fourth quarter estimates under regulation FD disclosure.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIRLINES, INC.
By:	/s/ JOHN F. KELLY John F. Kelly Chairman and Chief Executive Officer	Date: February 13, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 13, 2001 on behalf of the registrant and in the capacities indicated.

/s/ JOHN F. KELLY John F. Kelly	Chairman, Chief Executive Officer and Director
/s/ BRADLEY D. TILDEN Bradley D. Tilden	Vice President/Finance and Chief Financial Officer (Principal Accounting and Principal Financial Officer)
/s/ WILLIAM S. AYER William S. Ayer	President and Director
/s/ RONALD F. COSGRAVE Ronald F. Cosgrave	Director
/s/ MARY JANE FATE Mary Jane Fate	Director
/s/ R. MARC LANGLAND R. Marc Langland	Director
/s/ J. KENNETH THOMPSON J. Kenneth Thompson	Director

BALANCE SHEETS

Alaska Airlines, Inc.

ASSETS

As of December 31 (In Millions)	1999	2000
Current Assets
Cash and cash equivalents	$132.3	$101.0
Marketable securities	196.5	360.6
Receivables from related companies	27.1	53.0
Receivables—less allowance for doubtful accounts (1999 — $0.9; 2000 — $1.7)	70.9	76.5
Inventories and supplies	29.9	34.5
Prepaid expenses and other assets	120.5	190.8

Total Current Assets	577.2	816.4

Property and Equipment
Flight equipment	1,286.2	1,527.2
Other property and equipment	280.1	299.3
Deposits for future flight equipment	163.8	192.0

	1,730.1	2,018.5
Less accumulated depreciation & amortization	421.6	488.0

	1,308.5	1,530.5

Capital leases:
Flight and other equipment	44.4	44.4
Less accumulated amortization	31.6	33.8

	12.8	10.6

Total Property and Equipment—Net	1,321.3	1,541.1

Intangible Assets	13.5	13.0

Other Assets	69.2	35.9

Total Assets	$1,981.2	$2,406.4

See accompanying notes to financial statements.

BALANCE SHEETS

Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER'S EQUITY

As of December 31 (In Millions Except Share Amounts)	1999	2000
Current Liabilities
Accounts payable	$88.3	$117.1
Payables to related companies	126.9	0.5
Accrued aircraft rent	68.3	74.2
Accrued wages, vacation and payroll taxes	70.7	59.1
Other accrued liabilities	89.6	127.1
Air traffic liability	183.2	212.3
Current portion of long-term debt and capital lease obligations	66.5	66.7

Total Current Liabilities	693.5	657.0

Long-Term Debt & Capital Lease Obligations	337.0	609.2

Other Liabilities and Credits
Deferred income taxes	143.3	156.4
Deferred revenue	34.2	133.0
Other liabilities	104.3	147.2

	281.8	436.6

Commitments

Shareholder's Equity
Common stock, $1 par value Authorized: 1,000 shares Issued: 1999 and 2000—500 shares	—	—
Capital in excess of par value	225.8	324.8
Retained earnings	443.1	378.8

	668.9	703.6

Total Liabilities and Shareholder's Equity	$1,981.2	$2,406.4

See accompanying notes to financial statements.

STATEMENTS OF INCOME

Alaska Airlines, Inc.

Year Ended December 31 (In Millions)	1998	1999	2000
Operating Revenues
Passenger	$1,410.4	$1,519.6	$1,617.9
Freight and mail	83.7	80.0	76.4
Other—net	72.2	81.2	54.7

Total Operating Revenues	1,566.3	1,680.8	1,749.0

Operating Expenses
Wages and benefits	485.8	523.9	576.7
Contracted services	48.7	55.6	66.1
Aircraft fuel	162.3	205.2	313.1
Aircraft maintenance	77.6	96.0	128.8
Aircraft rent	158.9	157.2	144.3
Food and beverage service	49.1	49.1	51.0
Commissions	94.4	91.0	65.1
Other selling expenses	75.2	82.2	98.5
Depreciation and amortization	61.9	67.9	83.9
Loss (gain) on disposition of assets	1.0	0.4	1.3
Landing fees and other rentals	59.4	66.5	74.4
Other	98.0	109.5	135.4
Special charge—Mileage Plan	—	—	24.0

Total Operating Expenses	1,372.3	1,504.5	1,762.6

Operating Income (Loss)	194.0	176.3	(13.6)

Nonoperating Income (Expense)
Interest income	23.2	21.7	27.9
Interest expense	(17.4)	(16.3)	(36.0)
Interest capitalized	5.1	8.3	12.4
Other—net	(14.4)	6.4	1.1

	(3.5)	20.1	5.4

Income (loss) before income tax and accounting change	190.5	196.4	(8.2)
Income tax expense (credit)	74.0	77.0	(0.8)

Income (loss) before accounting change	116.5	119.4	(7.4)
Cumulative effect of accounting change, net of income taxes of $35.6 million	—	—	(56.9)

Net Income (Loss)	$116.5	$119.4	$(64.3)

See accompanying notes to financial statements.

STATEMENTS OF SHAREHOLDER'S EQUITY

Alaska Airlines, Inc.

(In Millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Total
Balances at December 31, 1997	—	$225.8	$207.2	$433.0
1998 net income			116.5	116.5

Balances at December 31, 1998	$—	225.8	323.7	549.5
1999 net income			119.4	119.4

Balances at December 31, 1999	$—	225.8	443.1	668.9
Capital contribution from Alaska Air Group		99.0		99.0
2000 net loss			(64.3)	(64.3)

Balances at December 31, 2000	$—	$324.8	$378.8	$703.6

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

Alaska Airlines, Inc.

Year Ended December 31 (In Millions)	1998	1999	2000
Cash flows from operating activities:
Net income (loss)	$116.5	$119.4	$(64.3)
Adjustments to reconcile net income to cash:
Cumulative effect of accounting change	—	—	56.9
Special charge—Mileage Plan	—	—	24.0
Depreciation and amortization	61.9	67.9	83.9
Amortization of airframe and engine overhauls	34.7	43.5	50.7
Loss on sale of assets	1.0	0.4	1.3
Increase in deferred income taxes	26.0	45.1	13.1
Increase in accounts receivable	(3.2)	(25.0)	(31.4)
Increase in other current assets	(14.2)	(23.0)	(36.7)
Increase in air traffic liability	11.7	5.5	29.2
Increase in other current liabilities	35.6	56.3	33.2
Other-net	2.4	4.4	37.8

Net cash provided by operating activities	272.4	294.5	197.7

Cash flows from investing activities:
Proceeds from disposition of assets	0.6	0.3	37.2
Purchases of marketable securities	(323.4)	(137.8)	(464.1)
Sales and maturities of marketable securities	156.3	218.5	300.0
Restricted deposits	(1.6)	5.6	(1.1)
Additions to flight equipment deposits	(143.4)	(149.2)	(121.6)
Additions to property and equipment	(276.7)	(333.6)	(251.8)

Net cash used in investing activities	(588.2)	(396.2)	(501.4)

Cash flows from financing activities:
Proceeds from sale and leaseback transactions	288.0	—	—
Proceeds from issuance of long-term debt	—	232.0	338.2
Long-term debt and capital lease payments	(45.4)	(27.1)	(65.8)

Net cash provided by financing activities	242.6	204.9	272.4

Net change in cash and cash equivalents	(73.2)	103.2	(31.3)
Cash and cash equivalents at beginning of year	102.3	29.1	132.3

Cash and cash equivalents at end of year	$29.1	$132.3	$101.0

Supplemental disclosure of cash paid during the year for:
Interest (net of amount capitalized)	$13.1	$7.0	$28.5
Income taxes	48.5	34.9	3.6

Noncash investing and financing activities:

1998	—	A $54.0 million note payable to Alaska Air Group was exchanged for a non-interest bearing payable to Alaska Air Group.
1999	—	A flight simulator was transferred to Alaska Air Group Leasing in exchange for an $8.8 million note receivable and a $2.2 million reduction in its payable to Alaska Air Group.
2000	—	A $99.0 million capital contribution from Alaska Air Group was used to reduce a non-interest bearing payable to Alaska Air Group.
A flight simulator was transferred to Alaska Air Group Leasing in exchange for a $2.4 million note receivable and a $0.8 million reduction in its payable to Alaska Air Group.

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

Alaska Airlines, Inc.

December 31, 2000

Note 1. Summary of Significant Accounting Policies

Organization and Nature of Operations

    Alaska Airlines, Inc. (Alaska or the Company), an Alaska corporation, is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group), a Delaware corporation. Air Group is also the parent company of Alaska Air Group Leasing (AAGL) and Horizon Air Industries, Inc. (Horizon). Alaska is a major airline serving Alaska; Vancouver, Canada; the U.S. West Coast and Mexico. It operates an all jet fleet and its average passenger trip is 886 miles.

Basis of Presentation

    Preparation of financial statements requires the use of management's estimates. Actual results could differ from those estimates. Certain reclassifications have been made in prior years' financial statements to conform to the 2000 presentation.

Cash and Cash Equivalents

    Cash equivalents consist of highly liquid investments with purchase maturities of three months or less. They are carried at cost, which approximates market. The Company reduces its cash balance when checks are disbursed. Due to the time delay in checks clearing the banks, the Company normally maintains a negative cash balance on its books which is reported as a current liability. The amount of the negative cash balance was $19.0 million and $27.1 million at December 31, 1999 and 2000, respectively.

Inventories and Supplies

    Expendable and repairable aircraft parts, as well as other materials and supplies, are stated at average cost. An allowance for obsolescence of flight equipment expendable and repairable parts is accrued based on estimated disposal date and salvage value. Surplus inventories are carried at their net realizable value. The allowance at December 31, 1999 and 2000 for all inventories was $18.5 million and $19.7 million, respectively.

Property, Equipment and Depreciation

    Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which are as follows:

Aircraft and related flight equipment:
Boeing 737-200C	12/31/05*
Boeing 737-400/700	20 years
Boeing MD-80	20 years
Buildings	10-30 years
Capitalized leases and leasehold improvements	Term of lease
Other equipment	3-15 years

    * Estimated final aircraft retirement date

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

Intangible Assets-Subsidiaries

    The excess of the purchase price over the fair value of net assets acquired is recorded as an intangible asset and is amortized over 40 years. Accumulated amortization at December 31, 1999 and 2000 was $6.9 million and $7.4 million, respectively.

Frequent Flyer Awards

    Alaska operates a frequent flyer program ("Mileage Plan") that provides travel awards to members based on accumulated mileage. For miles earned by flying on Alaska and travel partners, the estimated incremental cost of providing free travel awards is recognized as a selling expense and accrued as a liability as miles are accumulated. Alaska also sells mileage credits to non-airline partners, such as hotels, car rental agencies and a credit card company. Effective January 1, 2000, the Company began deferring a majority of the sales proceeds, and recognizing these proceeds as revenue when the award transportation is provided. The deferred proceeds are recognized as passenger revenue for awards issued on Alaska and as other revenue-net for awards issued on other airlines. See Note 10 for more information.

Deferred Revenue

    Deferred revenue results from the sale of mileage credits, the sale and leaseback of aircraft, and the receipt of manufacturer or vendor credits. This revenue is recognized when award transportation is provided or over the term of the applicable agreements.

Leased Aircraft Return Costs

    The costs associated with returning leased aircraft are accrued over the lease periods. As leased aircraft are retired, the costs are charged against the established reserve. The reserve is part of other liabilities, and at December 31, 1999 and 2000 was $43.2 million and $52.1 million, respectively.

Passenger Revenues

    Passenger revenues are recognized when the passenger travels. Tickets sold but not yet used are reported as air traffic liability.

Contracted Services

    Contracted services includes the expenses for aircraft ground handling, security, temporary employees and other similar services.

Other Selling Expenses

    Other selling expenses includes credit card commissions, computerized reservations systems (CRS) charges, Mileage Plan free travel awards, advertising and promotional costs. Advertising production costs are expensed the first time the advertising takes place. Advertising expense was $15.5 million, $14.6 million, and $17.5 million, respectively, in 1998, 1999 and 2000.

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

Derivative Financial Instruments

    The Company enters into foreign exchange forward contracts, generally with maturities of less than one month, to manage risk associated with net foreign currency transactions. Resulting gains and losses are recognized currently in other operating expense. The Company periodically enters into interest rate swap agreements to hedge interest rate risk. The differential to be paid or received from these agreements is accrued as interest rates change and is recognized currently in the income statement. At December 31, 2000, there were no foreign currency contracts or interest rate swap agreements outstanding. The Company periodically enters into hedge agreements to reduce its exposure to fluctuations in the price of jet fuel. Resulting gains and losses are recognized currently in fuel expense.

    Effective January 1, 2001, the Company will adopt Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. If the derivative qualifies as a hedge, the change in its fair value will be recognized in other comprehensive income until the hedged item is recognized in earnings. At December 31, 2000, the Company's fuel hedge contracts for 75 million gallons of projected jet fuel usage had an estimated fair value of $1.6 million, with unrealized losses of $1.0 million.

Note 2. Marketable Securities

    Marketable securities are investments that are readily convertible to cash and have original maturities that exceed three months. They are classified as available for sale and consisted of the following at December 31 (in millions):

	1999	2000
Cost:
U.S. government securities	$146.7	$245.5
Asset backed obligations	19.3	79.1
Other corporate obligations	30.5	36.0

	$196.5	$360.6

Fair value:
U.S. government securities	$146.2	$246.3
Asset backed obligations	19.1	79.5
Other corporate obligations	29.9	36.4

	$195.2	$362.2

    There were no material unrealized holding gains or losses at December 31, 1999 or 2000.

    Of the marketable securities on hand at December 31, 2000, 57% are expected to mature in 2001, 42% in 2002 and 1% in 2003.

    Based on specific identification of securities sold, the following occurred in 1998, 1999 and 2000 (in millions):

	1998	1999	2000
Proceeds from sales	$156.3	$218.5	$300.0
Gross realized gains	0.2	0.4	0.3
Gross realized losses	—	0.3	0.6

    Realized gains and losses are reported as a component of interest income.

Note 3. Other Assets

    Other assets consisted of the following at December 31 (in millions):

	1999	2000
Restricted deposits	$62.8	$25.6
Deferred costs and other	6.4	10.3

	$69.2	$35.9

    At December 31, 2000, Alaska owned approximately 81,000 depository certificates convertible, subject to certain restrictions, into the common stock of Equant N.V., a telecommunication network company. The certificates had an estimated fair value of $2 million. Alaska's carrying value of the certificates was de minimis.

Note 4. Related Company Transactions

    During 2000, Alaska transferred a flight simulator to AAGL in exchange for an $2.4 million note receivable from AAGL and a $0.6 million reduction in its payable to Air Group. The loan has repayment terms of 12 years at 8.2% interest. AAGL is leasing the simulator to Alaska for 12 years.

    In October 2000, Air Group made a $99.0 million capital contribution to Alaska by reducing Alaska's payable to Air Group.

    At December 31, 2000, the receivables from related companies included $40.2 million from Horizon, $11.0 million from AAGL and $1.8 million from Air Group.

Note 5. Long-Term Debt and Capital Lease Obligations

    At December 31, 1999 and 2000, long-term debt and capital lease obligations were as follows (in millions):

	1999	2000
7.9%* fixed rate notes payable due through 2015	$309.5	$406.4
6.7%* variable rate notes payable due through 2012	73.5	251.7

Long-term debt	383.0	658.1
Capital lease obligations	20.5	17.8
Less current portion	(66.5)	(66.7)

	$337.0	$609.2

    * weighted average for 2000

    At December 31, 2000, borrowings of $558.1 million are secured by flight equipment and real property. During 2000, Alaska issued $238.2 million of 12-year debt secured by flight equipment. $148.2 million of the new debt has fixed interest rates of approximately 7.6%. Interest rates on the other $90.0 million varies with LIBOR. Alaska also issued $100.0 million of unsecured debt, which is expected to be repaid in 2003 and 2004, and has an interest rate which varies with LIBOR.

    At December 31, 2000, Alaska had a credit facility with commercial banks that allows it to borrow up to $150 million until December 2004. Borrowings under this facility bear interest at a rate that varies based on LIBOR. At December 31, 2000, no borrowings were outstanding under this credit facility.

    Certain Alaska loan agreements contain provisions that require maintenance of specific levels of net worth, leverage and fixed charge coverage, and limit investments, lease obligations, sales of assets and additional indebtedness. At December 31, 2000 the Company was in compliance with all loan provisions, and under the most restrictive loan provisions, Alaska had $301 million of net worth above the minimum.

    At December 31, 2000, long-term debt principal payments for the next five years were (in millions):

2001	$62.8

2002	$31.2

2003	$52.8

2004	$122.4

2005	$24.9

Note 6. Commitments

Lease Commitments

    Lease contracts for 51 aircraft have remaining lease terms of one to 16 years. The majority of airport and terminal facilities are also leased. Total rent expense was $193.6 million, $192.5 million and $188.1 million, in 1998, 1999 and 2000, respectively. Future minimum lease payments under long-term operating leases and capital leases as of December 31, 2000 are shown below (in millions):

	Operating Aircraft	Leases Facilities	Capital Leases
2000	$128.9	$20.7	$4.1
2001	129.5	11.0	4.1
2002	113.7	9.0	4.1
2003	89.6	7.5	8.4
2004	85.0	7.2	0.2
Thereafter	715.6	70.4	0.2

Total lease payments	$1,262.3	$126.1	21.1

Less amount representing interest			(3.3)

Present value of capital lease payments			$17.8

Aircraft Commitments

    The Company has firm orders for 16 Boeing 737 series aircraft to be delivered between 2001 and 2002. The firm orders require payments of approximately $365 million between 2001 and 2002. As of December 31, 2000, deposits of $181 million related to the firm orders had been made. In addition to the ordered aircraft, the Company holds purchase options on 26 Boeing 737s.

Note 7. Employee Benefit Plans

Pension Plans

    Four defined benefit and four defined contribution retirement plans cover essentially all employees. The defined benefit plans provide benefits based on an employee's term of service and average compensation for a specified period of time before retirement. Pension plans are funded as required by the Employee Retirement Income Security Act of 1974 (ERISA). The defined benefit plan assets consist primarily of marketable equity and fixed income securities.. The following table sets forth the status of the plans for 1999 and 2000 (in millions):

	1999	2000
Projected benefit obligation
Beginning of year	$371.8	$369.3
Service cost	25.8	24.0
Interest cost	25.3	28.5
Amendments	9.8	0.7
Change in assumptions	(54.9)	16.0
Actuarial gain	(1.9)	0.9
Benefits paid	(6.6)	(9.2)

End of year	$369.3	$430.2

Plan assets at fair value
Beginning of year	$373.0	$437.1
Actual return on plan assets	27.8	5.8
Employer contributions	42.9	5.0
Benefits paid	(6.6)	(9.2)

End of year	$437.1	$438.7

Funded status	67.8	8.5
Unrecognized loss (gain)	(40.7)	13.9
Unrecognized transition asset	(0.1)	(0.1)
Unrecognized prior service cost	54.8	51.0

Prepaid pension cost	$81.8	$73.3

Weighted average assumptions as of December 31
Discount rate	7.75%	7.50%
Expected return on plan assets	10.0%	10.0%
Rate of compensation increase	5.4%	5.4%

    Net pension expense for the defined benefit plans included the following components for 1998, 1999 and 2000 (in millions):

	1998	1999	2000
Service cost	$22.4	$25.8	$24.0
Interest cost	21.9	25.3	28.5
Expected return on assets	(28.7)	(36.7)	(43.4)
Amortization of prior service cost	3.8	4.4	4.5
Recognized actuarial Loss (gain)	—	0.1	(0.1)
Amortization of transition asset	(0.2)	(0.2)	—

Net pension expense	$19.2	$18.7	$13.5

    Alaska and Horizon also maintain an unfunded, noncontributory benefit plan for certain elected officers. The $26 million unfunded accrued pension cost for this plan was accrued as of December 31, 2000.

    The defined contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. All of these plans require Company contributions. Total expense for the defined contribution plans was $6.7 million, $8.0 million and $10.7 million, respectively, in 1998, 1999 and 2000.

Profit Sharing Plans

    Alaska has an employee profit sharing plan. Profit sharing expense for 1998, 1999 and 2000 was $19.7 million, $18.4 million and $0.0 million, respectively.

Other Postretirement Benefits

    The Company allows retirees to continue their medical, dental and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees because the premiums received by the Company are less than the actual cost of the retirees' claims. The accumulated postretirement benefit obligation (APBO) for this subsidy at December 31, 1999 and 2000 was $25.4 million and $28.7 million, respectively. The APBO is unfunded and is included with other liabilities on the Consolidated Balance Sheet. Annual expense related to this subsidy is not considered material to disclose.

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

    Deferred income taxes result from temporary differences in the timing of recognition of revenue and expense for tax and financial reporting purposes. Deferred tax assets and liabilities comprise the following at December 31 (in millions):

	1999	2000
Excess of tax over book depreciation	$190.1	$203.0
Employee benefits	5.7	8.2
Other—net	3.3	5.6

Gross deferred tax liabilities	199.1	216.8

Loss carryforward	(0.1)	—
Alternative minimum tax	(3.5)	(0.1)
Capital leases	(3.4)	(2.4)
Ticket pricing adjustments	(1.6)	(1.5)
Frequent flyer program	(14.9)	(70.8)
Aircraft return provisions	(13.0)	(13.8)
Deferred gains	(12.7)	(11.6)
Capitalized interest	(0.9)	(1.5)
Inventory obsolescence	(7.6)	(8.0)

Gross deferred tax assets	(57.7)	(109.7)

Net deferred tax liabilities	$141.4	$107.1

Current deferred tax asset	$(1.9)	$(49.3)
Noncurrent deferred tax liability	143.3	156.4

Net deferred tax liabilities	$141.4	$107.1

    The components of income tax expense (credit) were as follows (in millions):

	1998	1999	2000
Current tax expense (credit):
Federal	$38.0	$20.8	$(1.4)
State	7.7	6.7	0.1

Total current	45.7	27.5	(1.3)

Deferred tax expense (credit):
Federal	27.0	46.3	0.9
State	1.3	3.2	(0.4)

Total deferred	28.3	49.5	0.5

Total before acctg. change	74.0	77.0	(0.8)

Deferred tax credit, cumulative effect of acctg. change	—	—	(35.6)

Total tax expense (credit)	$74.0	$77.0	$(36.4)

    Income tax expense (credit) reconciles to the amount computed by applying the U.S. federal rate of 35% to income before taxes as follows (in millions):

	1998	1999	2000
Income (loss) before income tax and accounting change	$190.5	$196.4	$(8.2)

Expected tax expense (credit)	$66.7	$68.7	$(2.8)
Nondeductible expenses	2.0	1.6	2.2
State income tax	6.1	6.6	(0.2)
Other—net	(0.8)	0.1	—

Actual tax expense	$74.0	$77.0	$(0.8)

Effective tax rate	38.8%	39.2%	9.8%

    After consideration of temporary differences, taxable income for 2000 was approximately $12 million.

Note 9. Financial Instruments

    The estimated fair values of the Company's financial instruments were as follows (in millions):

	December 31, 1999
	Carrying Amount	Fair Value
Cash and cash equivalents	$132.3	$132.3
Marketable securities	196.5	195.2
Restricted deposits and depository certificates	62.8	69.8
Long-term debt	383.0	383.0
	December 31, 2000
	Carrying Amount	Fair Value
Cash and cash equivalents	$101.0	$101.0
Marketable securities	360.6	362.2
Fuel hedge contracts	2.6	1.6
Restricted deposits and depository certificates	25.6	27.6
Long-term debt	658.1	678.1

    The fair value of cash equivalents approximates carrying value due to the short maturity of these instruments. The fair value of marketable securities is based on quoted market prices. The fair value of fuel hedge contracts is based on commodity exchange prices. The fair value of restricted deposits approximates the carrying amount. At December 31, 1999, the fair value of restricted depository certificates convertible into the common stock of Equant N.V. was $7 million based on sales of Equant N.V. stock in 1999. At December 31, 2000, the fair value of these certificates was $2 million based on a purchase offer from an independent organization. The fair value of long-term debt is based on a discounted cash flow analysis.

Note 10. Frequent Flyer Program

Change in Accounting Principle

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 gives specific guidance on the conditions that must be met before revenue may be recognized, and in June 2000 Alaska changed its method of accounting for the sale of miles in its Mileage Plan. Under the new method, a majority of the sales proceeds is deferred, then recognized ratably over the estimated period of time that the award transportation is provided. The deferred proceeds are recognized as passenger revenue for awards issued on Alaska and as other revenue-net for awards issued on other airlines. In connection with the change, Alaska recognized a $56.9 million cumulative effect charge, net of income taxes of $35.6 million, effective January 1, 2000.

Proforma Results (Unaudited)

    The change in accounting for the sale of miles, if applied to prior years, would have produced these pro forma results (in millions).

	1998	1999	2000
Income (loss) before acctg. change:
As reported	$116.5	$119.4	$(7.4)
Pro forma	109.4	114.1	(7.4)

Special Charge—Mileage Plan

    In June 2000, Alaska recorded a $24.0 million special charge to recognize the increased incremental cost of travel awards earned by flying on Alaska and travel partners. The higher cost is due to an increase in the estimated costs Alaska incurs to acquire awards on other airlines for its Mileage Plan members, as well as lower assumed forfeiture of miles.

Balance Sheet Classification of Liabilities

    Alaska's Mileage plan liabilities are included under the following balance sheet captions at December 31 (in millions):

	1999	2000
Current Liabilities:
Other accrued liabilities	$40.0	$59.5
Other Liabilities and Credits:
Deferred revenue	—	94.0
Other liabilities	—	45.0

Total	$40.0	$198.5

Note 11. Contingencies

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

    In April 2000, the FAA began an audit of Alaska's maintenance and flight operations departments to ensure adherence to mandated procedures. During the audit, the FAA requested that Alaska take a number of actions, which Alaska has done or is currently implementing. In June 2000, the FAA informed Alaska that it was proposing to amend Alaska's operations specification to suspend the Company's ability to perform heavy maintenance on its aircraft. In June 2000, Alaska submitted an Airworthiness and Operations Action Plan describing numerous steps Alaska would take to address the FAA's concerns. In response to this plan the FAA withdrew its proposal. The FAA also requested that the Company submit a growth plan to demonstrate its ability to handle operationally its planned fleet additions. In June 2000, Alaska submitted its growth plan to the FAA. In July 2000, Alaska responded in writing to each of the FAA's findings from its April audit. The FAA has issued a number of LOIs stemming from the resulting increased FAA oversight. Alaska is investigating and responding to these LOIs. In December 2000, Alaska received notices of proposed civil penalties, totaling approximately $1 million, relating to some of these LOIs. The Company has not been informed what further actions, if any, the FAA intends to take with respect to these matters.

    The Company cannot predict the outcome of any of the pending civil or potential criminal proceedings described above. As a result, the Company can give no assurance that these proceedings, if determined adversely to Alaska, would not have a material adverse effect on the financial position or results of operations of the Company. However, while we cannot predict or quantify the outcome of these matters, management believes their ultimate disposition is not likely to materially affect the Company's financial position or results of operations. This forward-looking statement is based on management's current understanding of the relevant law and facts; it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

Alaska Airlines Financial and Statistical Data

	Quarter Ended December 31				Year Ended December 31
Financial Data (in millions):	1999		2000	% Change	1999		2000	% Change
Operating Revenues:
Passenger	$362.5		$396.3	9.3	$1,519.6		$1,617.9	6.5
Freight and mail	19.4		18.7	(3.6)	80.0		76.4	(4.5)
Other—net	22.3		14.0	(37.2)	81.2		54.7	(32.6)

Total Operating Revenues	404.2		429.0	6.1	1,680.8		1,749.0	4.1

Operating Expenses:
Wages and benefits	131.1		145.5	11.0	505.5		576.7	14.1
Employee profit sharing	2.3		0.0	NM	18.4		0.0	NM
Contracted services	14.9		19.7	32.2	55.6		66.1	18.9
Aircraft fuel	61.0		89.5	46.7	205.2		313.1	52.6
Aircraft maintenance	26.9		38.0	41.3	96.0		128.8	34.2
Aircraft rent	36.7		37.0	0.8	157.2		144.3	(8.2)
Food and beverage service	12.1		13.0	7.4	49.1		51.0	3.9
Commissions	17.8		15.7	(11.8)	91.0		65.1	(28.5)
Other selling expenses	20.5		27.7	35.1	82.2		98.5	19.8
Depreciation and amortization	18.7		23.7	26.7	67.9		83.9	23.6
Loss on sale of assets	0.0		0.5	NM	0.4		1.3	NM
Landing fees and other rentals	14.8		20.0	35.1	66.5		74.4	11.9
Other	28.6		38.8	35.7	109.5		135.4	23.7
Special charge—Mileage Plan	0.0		0.0	NM	0.0		24.0	NM

Total Operating Expenses	385.4		469.1	21.7	1,504.5		1,762.6	17.2

Operating Income (Loss)	18.8		(40.1)		176.3		(13.6)

Interest income	5.4		8.6		21.7		27.9
Interest expense	(5.2)		(10.9)		(16.3)		(36.0)
Interest capitalized	2.5		3.6		8.3		12.4
Other—net	3.4		(0.6)		6.4		1.1

	6.1		0.7		20.1		5.4

Income (Loss) Before Income Tax and Accounting Change	$24.9		$(39.4)		$196.4		$(8.2)

Operating Statistics:
Revenue passengers (000)	3,296		3,270	(0.8)	13,620		13,525	(0.7)
RPMs (000,000)	2,834		2,899	2.3	11,777		11,986	1.8
ASMs (000,000)	4,316		4,379	1.5	17,341		17,315	(0.2)
Passenger load factor	65.7%		66.2%	0.5 pts	67.9%		69.2%	1.3 pts
Breakeven load factor	61.7%		75.0%	13.3 pts	59.1%		69.7%	10.6 pts
Yield per passenger mile	12.79	¢	13.67 ¢	6.9	12.90	¢	13.50 ¢	4.6
Operating revenue per ASM	9.36	¢	9.80 ¢	4.6	9.69	¢	10.10 ¢	4.2
Operating expenses per ASM	8.93	¢	10.71 ¢	20.0	8.68	¢	10.18 ¢	17.3
Fuel cost per gallon	80.4	¢	118.1 ¢	47.0	67.1	¢	103.4 ¢	54.2
Fuel gallons (000,000)	75.9		75.7	(0.3)	306.0		302.9	(1.0)
Average number of employees	9,182		9,963	8.5	9,183		9,611	4.7
Aircraft utilization (blk hrs/day)	10.9		10.6	(2.8)	11.2		10.7	(4.5)
Operating fleet at period-end	89		95	6.7	89		95	6.7

NM = Not Meaningful

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

    To the Board of Directors and Shareholder of Alaska Airlines, Inc.:

    We have audited the accompanying balance sheet of Alaska Airlines, Inc. (an Alaska corporation) as of December 31, 2000 and 1999, and the related statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alaska Airlines, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

    As explained in Notes 1 and 10 to the financial statements, effective January 1, 2000, the Company changed its method of accounting for the sale of airline miles in its Mileage Plan.

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

/s/ ARTHUR ANDERSEN LLP Arthur Andersen LLP

Seattle, Washington
January 25, 2001

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
Alaska Airlines, Inc.

(In Millions)	Beginning Balance	Additions Charged to Expense	(A) Deductions	Ending Balance
Year Ended December 31, 1998
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$1.2	$1.1	$(1.4)	$0.9

Obsolescence allowance for flight equipment spare parts	$12.6	$4.5	$(1.5)	$15.6

(b) Reserve recorded as other long-term liabilities:
Leased aircraft return provision	$40.4	$9.2	$(4.4)	$45.2

Year Ended December 31, 1999
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$0.9	$1.2	$(1.1)	$1.0

Obsolescence allowance for flight equipment spare parts	$15.6	$4.2	$(1.4)	$18.4

(b) Reserve recorded as other long-term liabilities:
Leased aircraft return provision	$45.2	$9.5	$(11.5)	$43.2

Year Ended December 31, 2000
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$1.0	$1.8	$(1.1)	$1.7

Obsolescence allowance for flight equipment spare parts	$18.4	$1.5	$(0.2)	$19.7

(b) Reserve recorded as other long-term liabilities:
Leased aircraft return provision	$43.2	$9.9	$(1.0)	$52.1

(A)
Deduction from reserve for purpose for which reserve was created.

EXHIBIT INDEX

    Certain of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference from the document described in parenthesis. Certain others are filed herewith.

3.1	Articles of Incorporation of Alaska Airlines, Inc. as amended through March 7, 1991
*3.2	Bylaws of Alaska Airlines, Inc. as amended and in effect November 4, 1997
4.1	Trust Indentures and Security Agreement for Alaska Airlines Equipment Trust Certificates, Series A and B (Exhibit No. 4(a)(1) to Form S-3, Amendment No. 1, Registration No. 33-46668)
4.2	Trust Indentures and Security Agreement for Alaska Airlines Equipment Trust Certificates, Series C and D (Exhibit No. 4(a)(1) to Form S-3, Amendment No. 2, Registration No. 33-46668)
4.3	Participation Agreement for Alaska Airlines Equipment Trust Certificates, Series A and B (Exhibit No. 4(b)(1) to Form S-3, Amendment No. 1, Registration No. 33-46668)
4.4	Participation Agreement for Alaska Airlines Equipment Trust Certificates, Series C and D (Exhibit No. 4(b)(1) to Form S-3, Amendment No. 2, Registration No. 33-46668)
4.5	Lease Agreement for Alaska Airlines Equipment Trust Certificates (Exhibit No. 4(b)(2) to Form S-3, Registration No. 33-46668)
10.1	Lease and Assignment of Sublease Agreement dated February 1, 1979 between Alaska Airlines, Inc. and the Alaska Industrial Development Authority
10.2	Lease and Assignment and Sublease Agreement dated April 1, 1978 between Alaska Airlines, Inc. and the Alaska Industrial Development Authority
10.3	Management Incentive Plan (2000 Alaska Air Group, Inc. Proxy Statement)
10.4	Loan Agreement dated as of December 1, 1984, between Alaska Airlines, Inc. and the Industrial Development Corporation of the Port of Seattle
#10.5
Lease Agreement dated January 22, 1990 between International Lease Finance Corporation and Alaska Airlines, Inc. for the lease of a B737-400 aircraft, summaries of 19 substantially identical lease agreements and Letter Agreement #1 dated January 22, 1990 (Exhibit 10-14 to 1990 10-K)
#10.6	Agreement dated September 18, 1996 between Alaska Airlines, Inc. and Boeing for the purchase of 12 Boeing 737-400 aircraft (Exhibit 10.1 to Third Quarter 1996 10-Q)
10.7	Alaska Air Group, Inc. 1981 Supplementary Retirement Plan for Elected Officers (Exhibit 10.7 to 1997 10-K)
10.8	Alaska Air Group, Inc. 1995 Supplementary Retirement Plan for Elected Officers (Exhibit 10.8 to 1997 10-K)
*
Filed herewith.

#
Confidential treatment was granted as to a portion of this document.

QuickLinks

PART I
PART II
PART IV
BALANCE SHEETS Alaska Airlines, Inc.
BALANCE SHEETS Alaska Airlines, Inc.
STATEMENTS OF INCOME Alaska Airlines, Inc.
STATEMENTS OF SHAREHOLDER'S EQUITY Alaska Airlines, Inc.
STATEMENTS OF CASH FLOWS Alaska Airlines, Inc.
NOTES TO FINANCIAL STATEMENTS Alaska Airlines, Inc. December 31, 2000
Alaska Airlines Financial and Statistical Data
VALUATION AND QUALIFYING ACCOUNTS Alaska Airlines, Inc.
EXHIBIT INDEX