Form 10-Q
period 2001-03-31
ALASKA AIRLINES INC
filed 2001-05-09
CIK 3202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001.

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  . . . . . .  to  . . . . . .

Commission file number  1-8957

ALASKA AIRLINES, INC.
(Exact name of registrant as specified in its charter)

Alaska	92-0009235
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

19300 Pacific Highway South, Seattle, Washington 98188
(Address of principal executive offices)

(206) 431-7079
(Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          The registrant has 500 common shares, par value $1.00, outstanding at March 31, 2001.

PART I. FINANCIAL STATEMENTS
ITEM 1. Financial Statements
BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

ASSETS
	December 31, 2000	March 31, 2001
(In Millions)
Current Assets
Cash and cash equivalents	$101.0	$84.8
Marketable securities	360.6	306.7
Receivables from related companies	53.0	75.6
Receivables - net	76.5	96.3
Inventories and supplies - net	34.5	34.5
Prepaid expenses and other assets	190.8	171.9
Total Current Assets	816.4	769.8

Property and Equipment
Flight equipment	1,527.2	1,613.0
Other property and equipment	299.3	338.3
Deposits for future flight equipment	192.0	131.2
	2,018.5	2,082.5
Less accumulated depreciation and amortization	488.0	506.4
	1,530.5	1,576.1
Capital leases:
Flight and other equipment	44.4	44.4
Less accumulated amortization	33.8	34.3
	10.6	10.1
Total Property and Equipment - Net	1,541.1	1,586.2

Intangible Assets - Subsidiaries	13.0	12.8

Other Assets	35.9	32.2

Total Assets	$2,406.4	$2,401.0

See accompanying notes to financial statements.

LIABILITIES AND SHAREHOLDER'S EQUITY
	December 31, 2000	March 31, 2001
(In Millions Except Share Amounts)
Current Liabilities
Accounts payable	$117.1	$112.4
Payables to related companies	0.5	0.7
Accrued aircraft rent	74.2	62.4
Accrued wages, vacation and payroll taxes	59.1	60.5
Other accrued liabilities	127.1	144.5
Air traffic liability	212.3	270.3
Current portion of long-term debt and capital lease obligations	66.7	33.9
Total Current Liabilities	657.0	684.7

Long-Term Debt and Capital Lease Obligations	609.2	611.3
Other Liabilities and Credits
Deferred income taxes	156.4	144.5
Deferred revenue	133.0	132.1
Other liabilities	147.2	146.4
	436.6	423.0

Shareholder's Equity
Common stock, $1 par value
Authorized: 1,000 shares
Issued: 2000 and 2001 - 500 shares	-	-
Capital in excess of par value	324.8	324.8
Retained earnings	378.8	357.2
	703.6	682.0

Total Liabilities and Shareholder's Equity	$2,406.4	$2,401.0

See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Alaska Airlines, Inc.

Three Months Ended March 31
(In Millions)	2000	2001
Operating Revenues
Passenger	$360.1	$385.1
Freight and mail	17.8	18.3
Other - net	13.6	14.7
Total Operating Revenues	391.5	418.1
Operating Expenses
Wages and benefits	138.6	155.3
Contracted services	15.2	17.9
Aircraft fuel	73.8	74.0
Aircraft maintenance	28.4	31.1
Aircraft rent	35.8	35.3
Food and beverage service	12.1	13.2
Commissions	15.6	15.9
Other selling expenses	20.4	26.0
Depreciation and amortization	18.6	23.1
Loss on sale of assets	0.0	0.9
Landing fees and other rentals	17.0	21.5
Other	31.0	36.4
Total Operating Expenses	406.5	450.6
Operating Loss	(15.0)	(32.5)
Nonoperating Income (Expense)
Interest income	6.1	9.5
Interest expense	(7.9)	(12.1)
Interest capitalized	2.6	2.6
Other - net	0.5	(1.2)
	1.3	(1.2)
Loss before income tax and accounting change	(13.7)	(33.7)
Income tax credit	(5.5)	(12.1)
Loss before accounting change	(8.2)	(21.6)
Cumulative effect of accounting change, net of income taxes of $35.6 million	(56.9)	-
Net Loss	$(65.1)	$(21.6)

See accompanying notes to financial statements.

STATEMENTS OF SHAREHOLDER'S EQUITY (unaudited)
Alaska Airlines, Inc.

		Capital in
	Common	Excess of	Retained
(In Millions)	Stock	Par Value	Earnings	Total

Balances at December 31, 2000	$-	$324.8	$378.8	$703.6

Net loss for the three months ended March 31, 2001			(21.6)	(21.6)

Balances at March 31, 2001	$-	$324.8	$357.2	$682.0

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
Alaska Airlines, Inc.

Three Months Ended March 31 (In Millions)	2000	2001
Cash flows from operating activities:
Net loss	$(65.1)	$(21.6)
Adjustments to reconcile net loss to cash:
Cumulative effect of accounting change	56.9	-
Depreciation and amortization	18.6	23.1
Amortization of airframe and engine overhauls	11.1	14.3
Loss on sale of assets	-	0.9
Decrease in deferred income taxes	(42.7)	(11.9)
Increase in accounts receivable	(66.8)	(42.4)
Decrease in other current assets	2.4	18.9
Increase in air traffic liability	69.1	58.0
Increase in other current liabilities	1.7	2.5
Other-net	40.8	3.1
Net cash provided by operating activities	26.0	44.9
Cash flows from investing activities:
Purchases of marketable securities	(1.5)	(79.6)
Sales and maturities of marketable securities	50.6	133.4
Restricted deposits	1.1	(0.4)
Flight equipment deposits returned	-	33.4
Additions to flight equipment deposits	(26.4)	(13.1)
Additions to property and equipment	(50.3)	(104.1)
Net cash used in investing activities	(26.5)	(30.4)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	29.5
Long-term debt and capital lease payments	(6.4)	(60.2)
Net cash used in financing activities	(6.4)	(30.7)
Net change in cash and cash equivalents	(6.9)	(16.2)
Cash and cash equivalents at beginning of period	132.3	101.0
Cash and cash equivalents at end of period	$125.4	$84.8
Supplemental disclosure of cash paid (refunded) during the period for:
Interest	$0.0	$16.0
Income taxes	1.7	(0.1)
Noncash investing and financing activities	None	None

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS THAT HAVE CHANGED SIGNIFICANTLY DURING THE THREE MONTHS ENDED MARCH 31, 2001
Alaska Airlines, Inc.

Note 1.               Basis of Presentation
The accompanying unaudited financial statements of Alaska Airlines, Inc. (the Company or Alaska), should be read in conjunction with the financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2000.  They include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.  The adjustments made were of a normal recurring nature.  The Company is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group) whose principal subsidiaries are Alaska Airlines, Inc. and Horizon Air Industries, Inc.

The statements of income and cash flows for the three months ended March 31, 2000 have been restated for the change in accounting for the sale of miles, which was effective as of January 1, 2000.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value.  The Company’s operating results can be significantly impacted by changes in the price of aircraft fuel.  To manage the risks associated with changes in aircraft fuel prices, the Company uses purchase options for crude oil contracts.  These contracts, referred to as “fuel hedge contracts”, have a high correlation to changes in aircraft fuel prices, and therefore qualify as cash flow hedges under SFAS 133.  Upon adoption of SFAS 133, the Company recorded the fair market value of its fuel hedging contracts on the Consolidated Balance Sheet.  Each period, the contracts will be adjusted to fair market value.  To the extent the change in the value of the fuel contract does not perfectly offset the change in the value of the aircraft fuel purchase being hedged, that portion of the hedge is recognized in earnings.  For the three months ended March 31, 2001, the Company recognized $1.4 million of nonoperating expense related to fair market value changes in fuel hedge contracts.

Note 2.               Prepaid Expenses and Other Current Assets
At December 31, 2000 and March 31, 2001, other current assets included a deferred tax asset of $49.4 million.

Note 3.               Frequent Flyer Program (See Note 10 to Financial Statements at December 31, 2000)
Balance Sheet Classification of Frequent Flyer Liability
Alaska's Mileage Plan liabilities are included under the following balance sheet captions.

	December 31, 2000	March 31, 2001
	(In millions)
Current Liabilities:
Other accrued liabilities	$59.5	$72.0
Other Liabilities and Credits:
Deferred revenue	94.0	94.0
Other liabilities	45.0	45.0
Total	$198.5	$211.0

Alaska  Airlines Financial and Statistical Data

	Three Months Ended March 31
			%
Financial Data (in millions):	2000	2001	Change
Operating Revenues:
Passenger	$360.1	$385.1	6.9
Freight and mail	17.8	18.3	2.8
Other - net	13.6	14.7	8.1
Total Operating Revenues	391.5	418.1	6.8

Operating Expenses:
Wages and benefits	138.6	155.3	12.0
Contracted services	15.2	17.9	17.8
Aircraft fuel	73.8	74.0	0.3
Aircraft maintenance	28.4	31.1	9.5
Aircraft rent	35.8	35.3	(1.4)
Food and beverage service	12.1	13.2	9.1
Commissions	15.6	15.9	1.9
Other selling expenses	20.4	26.0	27.5
Depreciation and amortization	18.6	23.1	24.2
Loss on sale of assets	0.0	0.9	NM
Landing fees and other rentals	17.0	21.5	26.5
Other	31.0	36.4	17.4
Total Operating Expenses	406.5	450.6	10.8

Operating Loss	(15.0)	(32.5)

Interest income	6.1	9.5
Interest expense	(7.9)	(12.1)
Interest capitalized	2.6	2.6
Other - net	0.5	(1.2)
	1.3	(1.2)
Loss Before Income Tax and Accounting Change	$(13.7)	$(33.7)

Operating Statistics:
Revenue passengers (000)	3,168	3,198	1.0
RPMs (000,000)	2,814	2,895	2.9
ASMs (000,000)	4,231	4,428	4.6
Passenger load factor	66.5%	65.4%	(1.1)pts
Breakeven load factor	70.6%	73.4%	2.8 pts
Yield per passenger mile	12.80¢	13.30¢	3.9
Operating revenue per ASM	9.25¢	9.44¢	2.1
Operating expenses per ASM	9.61¢	10.18¢	6.0
Expense per ASM excluding fuel	7.86¢	8.51¢	8.2
Fuel cost per gallon	99.1¢	97.1¢	(2.0)
Fuel gallons (000,000)	74.5	76.2	2.3
Average number of employees	9,279	10,203	10.0
Aircraft utilization (blk hrs/day)	10.9	11.0	0.9
Operating fleet at period-end	89	96	7.9
NM = Not Meaningful

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
Forward-Looking Information
This report may contain forward-looking statements that are based on the best information currently available to management.  These forward-looking statements are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements are indicated by phrases such as "will", "should", "the Company believes", "we expect" or any other language indicating a prediction of future events.  There can be no assurance that actual developments will be those anticipated by the Company.  Actual results could differ materially from those projected as a result of a number of factors, some of which the Company cannot predict or control.  For a discussion of these factors, please see Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Results of Operations
First Quarter 2001 Compared with First Quarter 2000
Net loss for the first quarter of 2000 was $21.6 million compared with a loss before accounting change of $8.2 million in 2000.  The operating loss for the first quarter of 2001 was $32.5 million compared with an operating loss of $15.0 million for 2000.  Financial and statistical data is shown on page eight.  A discussion of this data follows.

Revenues
Capacity increased by 4.6% primarily due to additional flights in the Alaska-to-U.S. mainland and the Arizona markets.  Traffic grew by 2.9%, and passenger load factor decreased 1.1 percentage points.  The Northern California, Southeast Alaska and Arizona markets experienced the largest decreases in load factor.  Passenger yields were up 3.9%, primarily due to fuel-related fare increases.  Yields were up in most major markets, with Northern California showing the largest increase.  The higher yield combined with the lower load factor resulted in a 2.1% increase in revenue per available seat mile (ASM).  The combined result of the 4.6% capacity increase and the 2.1% revenue per ASM increase was a 6.9% increase in passenger revenue.

Freight and mail revenues increased 2.8%, primarily due to higher mail rates.  Other-net revenues increased 8.1%, largely due to increased revenue from the sale of miles in Alaska's frequent flyer program.

Expenses
Operating expenses grew by 10.8% as a result of a 4.6% increase in capacity and a 6.0% increase in cost per ASM.  Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits increased 12.0% due to a 10.0% increase in the number of employees combined with a 1.9% increase in average wages and benefits per employee. Employees were added in all areas due to the net addition of 7 aircraft to the operating fleet (a 7.9% increase). Average wage rates increased due to longevity increases for union employees and annual merit raises for management employees.

•	Contracted services increased 17.8% due to higher rates for and increased volume of ground handling services, increased Mexican air traffic control fees and higher contract-labor costs.
•	Maintenance expense increased 9.5%, exceeding the 6.0% increase in block hours, due to increased airframe and engine overhaul expenses. A total of 19 “C” checks (annual airframe inspections) were performed in 2001 compared to 9 in 2000.

•	Commission expense increased 1.9%, less than the 6.9% increase in passenger revenue, because a smaller percentage of ticket sales were made by travel agents. In 2001, 61.6% of ticket sales were made through travel agents, versus 65.9% in 2000. In 2001, 14.9% of ticket sales were made through Alaska's Internet web site versus 9.3% in 2000.

•	Other selling expenses increased 27.5%, higher than the 6.9% increase in passenger revenue, primarily due to a $3.0 million increase in Mileage Plan awards expense, as a result of the following trends: (a) more ways to earn miles, (b) less forfeitures of miles, (c) greater use of travel awards on other airlines, and (d) higher costs to obtain awards on other airlines. Effective September 1, 2001, higher redemption levels will be required for first class and peak awards on Alaska and Horizon, as well as for certain Hawaii and international awards on other airlines. These changes are expected to slow the increase in MP awards expense.

•	Depreciation and amortization increased 24.2%, primarily due to the owning of seven more aircraft in 2001.
•	Landing fees and other rentals increased 26.5%, primarily due to higher rental rates at airports throughout the system. The higher rates reflect the airports’ increased cost of operations due to “living wage” ordinances and expansion of their facilities. These trends are expected to continue during 2001.

•	Other expense increased 17.4%, primarily due to higher expenditures for insurance, flight crew hotels and meals, supplies, legal fees, property taxes and utilities.

Nonoperating Income (Expense)  Net nonoperating items were $1.2 million expense in 2001 compared to $1.3 million income in 2000.  The $2.5 million change was primarily due to higher interest expense resulting from new debt incurred in the second half of 2000.  Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value.  Consequently, a $1.4 million charge was recorded in 2001 to recognize the reduction in fair value of fuel hedging contracts in accordance with the new standard.

Income Tax Credit  Accounting standards require the Company to provide for income taxes each quarter based on its estimate of the effective tax rate for the full year.  The volatility of air fares and fuel prices and the seasonality of the Company's business make it difficult to accurately forecast full-year pretax results.  In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as goodwill amortization and employee per diem costs.  In estimating the 35.9% tax rate for the first quarter of 2001, the Company considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and the 38.8% and 39.2% tax rates used for full years 1998 and 1999.  This rate is evaluated each quarter and adjustments are made if necessary.

Liquidity and Capital Resources
The table below presents the major indicators of financial condition and liquidity.

	December 31, 2000	March 31, 2001	Change
	(In millions, except debt-to-equity)
Cash and marketable securities	$461.6	$391.5	$(70.1)
Working capital	159.4	85.1	(74.3)
Unused credit facility	150.0	150.0	—
Long-term debt and capital lease obligations	609.2	611.3	2.1
Shareholder's equity	703.6	682.0	(21.6)
Debt-to-capital	46%:54%	47%:53%	NA
Debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	70%:30%	70%:30%	NA

The Company's cash and marketable securities portfolio decreased by $70.1 million during the first three months of 2001.  Operating activities provided $44.9 million of cash during this period.  Additional cash was provided by the issuance of $29.5 million of new debt and the return of $33.4 million of flight equipment deposits.  Cash was used for $117.2 million of capital expenditures, including the purchase of three new Boeing 737 aircraft, flight equipment deposits, spare parts and airframe and engine overhauls, and for $60.2 million of debt repayment.

Commitments  As of March 31, 2001, the Company had firm orders for 13 aircraft requiring aggregate payments of approximately $358 million, as set forth below.  In addition, Alaska has options to acquire 26 more B737s.  Alaska expects to finance the new planes with either leases, long-term debt or internally generated cash.

	Delivery Period - Firm Orders
Aircraft	2001	2002	2003	Total
Boeing B737-700	--	--	2	2
Boeing B737-900	5	4*	2*	11
Total	5	4	4	13
Payments (Millions)	$160	$121	$77	$358

* With manufacturer approval, some of  these firm orders may be converted to other Next Generation Boeing 737 aircraft.

PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings
Oakland Maintenance Investigation
In December 1998 the U.S. attorney for the Northern District of California initiated a grand jury investigation concerning certain 1998 maintenance activities at Alaska’s Oakland maintenance base.  The investigation has also included the aircraft involved in the loss of Flight 261 in January 2000.  Alaska is cooperating with this investigation.  To the Company’s knowledge, no charges have been filed.  The FAA has separately proposed a civil penalty of $44,000 in connection with this matter.  The parties are in settlement discussions over this penalty.  These proceedings are described in more detail in the Alaska Air Group, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Flight 261 Litigation
Alaska is a defendant in a number of lawsuits relating to the loss of Flight 261 on January 31, 2000.  Lawsuits on behalf of all 88 passengers and crew on board have been filed against Alaska, The Boeing Company and others.  The suits seek unspecified compensatory and punitive damages.  In May 2001 the judge presiding over the majority of the cases ruled that punitive damages are not available against Alaska.  Consistent with industry standards, the Company maintains insurance against aircraft accidents.  This litigation is described in more detail in the Alaska Air Group, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

FAA Audit
In April 2000, the FAA performed an audit of Alaska's maintenance and flight operations departments to ensure adherence to mandated procedures.  The FAA has proposed civil penalties of approximately $1 million in connection with this matter.  The parties are in settlement discussions over these penalties.  This audit and the actions taken by the FAA and Alaska as a result are described in more detail in the Alaska Air Group, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

The Company cannot predict the outcome of any of the pending civil or potential criminal proceedings described above.  As a result, the Company can give no assurance that these proceedings, if determined adversely to Alaska, would not have a material adverse effect on the financial position or results of operations of the Company.  However, while we cannot predict the outcome of these matters, management believes their ultimate disposition is not likely to materially affect the Company’s financial position or results of operations.  This forward-looking statement is based on management’s current understanding of the relevant law and facts; it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.  The Company is also subject to other ordinary routine litigation incidental to its business and with respect to which no material liability is expected.

ITEM 5.  Other Information
Employees
Alaska currently has no open contracts with its employee unions.  However, arising from another matter, the Company agreed to discuss with the Air Line Pilots Association International (ALPA), pay rates for flying the Boeing 737-900 aircraft, the first of which is to be delivered in May 2001.  Discussions between Alaska and ALPA did not result in an agreement and the parties went to arbitration in April 2001.  ALPA proposed an award for a higher rate of pay for those pilots flying the Boeing 737-900.  Alaska submitted a proposed award that retains a common rate of pay for all aircraft types.  The arbitrator’s decision is expected sometime before the delivery of the first Boeing 737-900 in May 2001.

ITEM 6.  Exhibits and Reports on Form 8-K
No exhibits are attached and no reports on Form 8-K were filed this quarter.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA AIRLINES, INC. Registrant

Date: May 9, 2001

/s/ John F. Kelly John F. Kelly
Chairman and Chief Executive Officer

/s/ Bradley D. Tilden Bradley D. Tilden
Vice President/Finance and Chief Financial Officer