Form 10-Q
period 2001-06-30
ALASKA AIRLINES INC
filed 2001-08-07
CIK 3202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          The registrant has 500 common shares, par value $1.00, outstanding at June 30,  2001.

PART I. FINANCIAL STATEMENTS
ITEM 1. Financial Statements
BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

ASSETS
	December 31, 2000	June 30, 2001
(In Millions)
Current Assets
Cash and cash equivalents	$101.0	$35.4
Marketable securities	360.6	334.9
Receivables from related companies	53.0	69.1
Receivables - net	76.5	110.5
Inventories and supplies - net	34.5	36.5
Prepaid expenses and other assets	190.8	179.1
Total Current Assets	816.4	765.5

Property and Equipment
Flight equipment	1,527.2	1,777.9
Other property and equipment	299.3	339.9
Deposits for future flight equipment	192.0	82.5
	2,018.5	2,200.3
Less accumulated depreciation and amortization	488.0	520.8
	1,530.5	1,679.5
Capital leases:
Flight and other equipment	44.4	44.4
Less accumulated amortization	33.8	34.9
	10.6	9.5
Total Property and Equipment - Net	1,541.1	1,689.0

Intangible Assets - Subsidiaries	13.0	12.7

Other Assets	35.9	32.6

Total Assets	$2,406.4	$2,499.8

See accompanying notes to financial statements.

BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER'S EQUITY
	December 31, 2000	June 30, 2001
(In Millions Except Share Amounts)
Current Liabilities
Accounts payable	$117.1	$103.7
Payables to related companies	0.5	0.8
Accrued aircraft rent	74.2	70.4
Accrued wages, vacation and payroll taxes	59.1	61.3
Other accrued liabilities	127.1	142.9
Air traffic liability	212.3	295.4
Current portion of long-term debt and capital lease obligations	66.7	38.6
Total Current Liabilities	657.0	713.1

Long-Term Debt and Capital Lease Obligations	609.2	656.0
Other Liabilities and Credits
Deferred income taxes	156.4	148.0
Deferred revenue	133.0	139.2
Other liabilities	147.2	156.7
	436.6	443.9

Shareholder's Equity
Common stock, $1 par value
Authorized: 1,000 shares
Issued: 2000 and 2001 - 500 shares	-	-
Capital in excess of par value	324.8	324.8
Retained earnings	378.8	362.0
	703.6	686.8

Total Liabilities and Shareholder's Equity	$2,406.4	$2,499.8

See accompanying notes to financial statements.

STATEMENTS OF INCOME (unaudited)
Alaska Airlines, Inc.

Three Months Ended June 30
(In Millions)	2000	2001
Operating Revenues
Passenger	$410.0	$434.7
Freight and mail	20.1	21.4
Other - net	14.1	15.2
Total Operating Revenues	444.2	471.3
Operating Expenses
Wages and benefits	142.3	157.5
Contracted services	14.9	18.2
Aircraft fuel	67.7	74.1
Aircraft maintenance	30.1	32.1
Aircraft rent	36.1	35.0
Food and beverage service	12.4	14.7
Commissions	16.7	18.2
Other selling expenses	23.4	26.6
Depreciation and amortization	19.4	24.6
Loss on sale of assets	0.4	0.3
Landing fees and other rentals	17.5	23.3
Other	31.1	35.6
Special charge - Mileage Plan	24.0	-
Total Operating Expenses	436.0	460.2
Operating Income	8.2	11.1
Nonoperating Income (Expense)
Interest income	6.3	6.8
Interest expense	(7.9)	(10.6)
Interest capitalized	3.0	1.2
Other - net	0.3	(0.2)
	1.7	(2.8)
Income before income tax	9.9	8.3
Income tax expense	3.9	3.5
Net Income	$6.0	$4.8

See accompanying notes to financial statements.

STATEMENTS OF INCOME (unaudited)
Alaska Airlines, Inc.

Six Months Ended June 30
(In Millions)	2000	2001
Operating Revenues
Passenger	$770.1	$819.8
Freight and mail	37.9	39.7
Other - net	27.7	29.9
Total Operating Revenues	835.7	889.4
Operating Expenses
Wages and benefits	280.9	312.8
Contracted services	30.1	36.1
Aircraft fuel	141.5	148.1
Aircraft maintenance	58.5	63.2
Aircraft rent	71.9	70.3
Food and beverage service	24.5	27.9
Commissions	32.3	34.1
Other selling expenses	43.8	52.6
Depreciation and amortization	38.0	47.7
Loss on sale of assets	0.4	1.2
Landing fees and other rentals	34.5	44.8
Other	62.1	72.0
Special charge - Mileage Plan	24.0	-
Total Operating Expenses	842.5	910.8
Operating Loss	(6.8)	(21.4)
Nonoperating Income (Expense)
Interest income	12.4	16.3
Interest expense	(15.8)	(22.7)
Interest capitalized	5.6	3.8
Other - net	0.8	(1.4)
	3.0	(4.0)
Loss before income tax and accounting charge	(3.8)	(25.4)
Income tax credit	(1.6)	(8.6)
Loss before accounting change	(2.2)	(16.8)
Cumulative effect of accounting change, net of income taxes of $35.6 million	(56.9)	-
Net Loss	$(59.1)	$(16.8)

See accompanying notes to financial statements.

STATEMENTS OF SHAREHOLDER'S EQUITY (unaudited)
Alaska Airlines, Inc.

		Capital in
	Common	Excess of	Retained
(In Millions)	Stock	Par Value	Earnings	Total

Balances at December 31, 2000	$-	$324.8	$378.8	$703.6

Net loss for the six months ended June 30, 2001			(16.8)	(16.8)

Balances at June 30, 2001	$-	$324.8	$362.0	$686.8

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
Alaska Airlines, Inc.

Six Months Ended June 30 (In Millions)	2000	2001
Cash flows from operating activities:
Net loss	$(59.1)	$(16.8)
Adjustments to reconcile net loss to cash:
Cumulative effect of accounting change	56.9	-
Special charge - Mileage Plan	24.0	-
Depreciation and amortization	38.0	47.7
Amortization of airframe and engine overhauls	22.9	28.8
Loss on disposition of assets	0.4	1.2
Decrease in deferred income taxes	(38.9)	(8.5)
Increase in accounts receivable - net	(66.7)	(50.1)
Decrease in other current assets	1.8	9.7
Increase in air traffic liability	81.6	83.1
Increase in other current liabilities	39.3	1.1
Other-net	12.0	17.1
Net cash provided by operating activities	112.2	113.3
Cash flows from investing activities:
Proceeds from disposition of assets	36.6	0.1
Purchases of marketable securities	(81.3)	(239.4)
Sales and maturities of marketable securities	118.1	265.0
Flight equipment deposits returned	-	33.4
Additions to flight equipment deposits	(52.1)	(34.3)
Additions to property and equipment	(132.2)	(221.7)
Restricted deposits and other	0.8	(0.7)
Net cash used in investing activities	(110.1)	(197.6)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	136.5
Long-term debt and capital lease payments	(14.6)	(117.8)
Net cash used in financing activities	(14.6)	18.7
Net change in cash and cash equivalents	(12.5)	(65.6)
Cash and cash equivalents at beginning of period	132.3	101.0
Cash and cash equivalents at end of period	$119.8	$35.4
Supplemental disclosure of cash paid (refunded) during the period for:
Interest (net of amount capitalized)	$10.0	$27.5
Income taxes	1.8	(0.1)
Noncash investing and financing activities:	None	None

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS THAT HAVE CHANGED SIGNIFICANTLY DURING THE SIX MONTHS ENDED JUNE 30, 2001
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

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company's operating results can be significantly impacted by changes in the price of aircraft fuel. To manage the risks associated with changes in aircraft fuel prices, the Company uses purchase options for crude oil contracts. These contracts, referred to as "fuel hedge contracts", have a high correlation to changes in aircraft fuel prices, and therefore qualify as cash flow hedges under SFAS 133. Upon adoption of SFAS 133, the Company recorded the fair market value of its fuel hedging contracts on the Consolidated Balance Sheet. Each period, the contracts are adjusted to fair market value. To the extent the change in the value of the fuel contract does not perfectly offset the change in the value of the aircraft fuel purchase being hedged, that portion of the hedge is recognized in earnings. For the six months ended June 30, 2001, the Company recognized $2.0 million of nonoperating expense related to fair market value changes in fuel hedge contracts.

Note 2.               Prepaid Expenses and Other Current Assets
At December 31, 2000 and June 30, 2001, other current assets included a deferred tax asset of $49.4 million.

Note 3.               Frequent Flyer Program (See Note 10 to Financial Statements at December 31, 2000)
Balance Sheet Classification of Frequent Flyer Liability
Alaska's Mileage Plan liabilities are included under the following balance sheet captions.

	December 31, 2000	June 30, 2001
	(In millions)
Current Liabilities:
Other accrued liabilities	$59.5	$69.5
Other Liabilities and Credits:
Deferred revenue	94.0	102.0
Other liabilities	45.0	52.0
Total	$198.5	$223.5

Alaska  Airlines Financial and Statistical Data

	Quarter Ended June 30			Six Months Ended June 30
						%
Financial Data (in millions):	2000	2001	Change	2000	2001	Change
Operating Revenues:
Passenger	$410.0	$434.7	6.0	$770.1	$819.8	6.5
Freight and mail	20.1	21.4	6.5	37.9	39.7	4.7
Other - net	14.1	15.2	7.8	27.7	29.9	7.9
Total Operating Revenues	444.2	471.3	6.1	835.7	889.4	6.4

Operating Expenses:
Wages and benefits	142.3	157.5	10.7	280.9	312.8	11.4
Contracted services	14.9	18.2	22.1	30.1	36.1	19.9
Aircraft fuel	67.7	74.1	9.5	141.5	148.1	4.7
Aircraft maintenance	30.1	32.1	6.6	58.5	63.2	8.0
Aircraft rent	36.1	35.0	(3.0)	71.9	70.3	(2.2)
Food and beverage service	12.4	14.7	18.5	24.5	27.9	13.9
Commissions	16.7	18.2	9.0	32.3	34.1	5.6
Other selling expenses	23.4	26.6	13.7	43.8	52.6	20.1
Depreciation and amortization	19.4	24.6	26.8	38.0	47.7	25.5
Loss on sale of assets	0.4	0.3	NM	0.4	1.2	NM
Landing fees and other rentals	17.5	23.3	33.1	34.5	44.8	29.9
Other	31.1	35.6	14.5	62.1	72.0	15.9
Special Charge - Mileage Plan	24.0	0.0	NM	24.0	0.0	NM
Total Operating Expenses	436.0	460.2	5.6	842.5	910.8	8.1

Operating Income (Loss)	8.2	11.1		(6.8)	(21.4)

Interest income	6.3	6.8		12.4	16.3
Interest expense	(7.9)	(10.6)		(15.8)	(22.7)
Interest capitalized	3.0	1.2		5.6	3.8
Other - net	0.3	(0.2)		0.8	(1.4)
	1.7	(2.8)		3.0	(4.0)
Income (Loss) Before Income Tax and Accounting Change	$9.9	$8.3		$(3.8)	$(25.4)

Operating Statistics:
Revenue passengers (000)	3,432	3,698	7.7	6,600	6,896	4.5
RPMs (000,000)	3,047	3,290	8.0	5,861	6,185	5.5
ASMs (000,000)	4,210	4,683	11.2	8,441	9,111	7.9
Passenger load factor	72.4%	70.3%	(2.1)pts	69.4%	67.9%	(1.5)pts
Breakeven load factor	66.9%	69.9%	3.0 pts	68.6%	71.6%	3.0 pts
Yield per passenger mile	13.45¢	13.21¢	(1.8)	13.14¢	13.25¢	0.9
Operating revenue per ASM	10.55¢	10.06¢	(4.6)	9.90¢	9.76¢	(1.4)
Operating expenses per ASM*	9.79¢	9.82¢	0.4	9.70¢	10.00¢	3.1
Expense per ASM excluding fuel*	8.18¢	8.24¢	0.8	8.02¢	8.37¢	4.4
Fuel cost per gallon	91.2¢	92.3¢	1.1	95.2¢	94.6¢	(0.6)
Fuel gallons (000,000)	74.2	80.3	8.2	148.6	156.5	5.3
Average number of employees	9,439	10,201	8.1	9,359	10,202	9.0
Aircraft utilization (blk hrs/day)	10.5	11.1	5.7	10.7	11.0	2.8
Operating fleet at period-end	91	100	9.9	91	100	9.9
* Excludes the impact of a special charge in June 2000.
NM = Not Meaningful

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
Forward-Looking Information
This report may contain forward-looking statements that are based on the best information currently available to management. These forward-looking statements are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are indicated by phrases such as “will”, “should”, “the Company believes”, “we expect” or any other language indicating a prediction of future events. There can be no assurance that actual developments will be those anticipated by the Company. Actual results could differ materially from those projected as a result of a number of factors, some of which the Company cannot predict or control. For a discussion of these factors, please see Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Results of Operations
Second Quarter 2001 Compared with Second Quarter 2000
Net income for the second quarter of 2001 was $4.8 million compared with a net income (excluding a special charge) of $20.8 million in 2000. The 2000 results included a special charge of $24.0 million ($14.8 million after tax) for increases in estimated costs to acquire award travel for Mileage Plan members on other airlines. Operating income for the second quarter of 2001 was $11.1 million compared with an operating income (excluding a special charge) of $32.2 million for 2000. Financial and statistical data is shown on page nine. A discussion of this data follows.

Revenues
Capacity increased by 11.2% primarily due to additional flights in the Pacific Northwest-to-Southern California, Alaska-to-U.S. mainland and the Arizona markets. Traffic grew by 8.0%, and passenger load factor decreased 2.1 percentage points. The Arizona, Northern California and Southeast Alaska markets experienced the largest decreases in load factor. Passenger yields were down 1.8%, due to a reduction in business passengers. The lower yield combined with the lower load factor resulted in a 4.6% decrease in revenue per available seat mile (ASM). The combined result of the 11.2% capacity increase and the 4.6% revenue per ASM decrease was a 6.0% increase in passenger revenue.

Freight and mail revenues increased 6.5%, primarily due to higher mail rates. Other-net revenues increased 7.8%, largely due to increased revenue from the sale of miles in Alaska’s frequent flyer program.

Expenses
Operating expenses (excluding a special charge in 2000) grew by 11.7% as a result of a 11.2% increase in capacity and a 0.4% increase in cost per ASM excluding the special charge. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

  Wages and benefits increased 10.7% due to a 8.1% increase in the number of employees combined with a 2.4% increase in average wages and benefits per employee. Employees were added in all areas due to the net addition of 9 aircraft to the operating fleet (a 9.9% increase). Average wage rates increased due to longevity increases for union employees and annual merit raises for management employees.

  Contracted services increased 22.1% primarily due to higher rates for and increased volume of ground handling services, and increased costs for marketing information.

  Commission expense increased 9.0%, more than the 6.0% increase in passenger revenue, because Alaska paid a higher amount to Horizon for feed traffic. For Air Group consolidated, commission expense decreased 4.7% on a 3.7% increase in passenger revenue. In 2001, 61.4% of Air Group ticket sales were made through travel agents, versus 65.8% in 2000. In 2001, 15.9% of ticket sales were made through Alaska’s Internet web site versus 10.1% in 2000.

  Other selling expenses increased 13.7%, higher than the 6.0% increase in passenger revenue, primarily due to a $3.0 million increase in Mileage Plan awards expense, as a result of the following trends: (a) more ways to earn miles, (b) less forfeitures of miles, (c) greater use of travel awards on other airlines, and (d) higher costs to obtain awards on other airlines. Effective September 1, 2001, higher redemption levels will be required for first class and peak awards on Alaska and Horizon, as well as for certain Hawaii and international awards on other airlines. These changes are expected to slow the increase in MP awards expense.

  Depreciation and amortization increased 26.8%, primarily due to the owning of eleven more aircraft in 2001.

  Landing fees and other rentals increased 33.1%, exceeding the 10.6% increase in landings, due to higher landing fee and rental rates at airports throughout the system. The higher rates reflect the airports’ increased cost of operations due to “living wage” ordinances, expansion of their facilities and increased costs for utilities. These trends are expected to continue during 2001.

  Other expense increased 14.5%, primarily due to higher expenditures for insurance, flight crew hotels and meals, legal fees, property taxes and utilities.

Nonoperating Income (Expense) Net nonoperating items were $2.8 million expense in 2001 compared to $1.7 million income in 2000. The $4.5 million change was primarily due to higher interest expense resulting from new debt incurred during the past twelve months. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Consequently, a $0.6 million charge was recorded in the second quarter of 2001 to recognize the reduction in fair value of fuel hedging contracts in accordance with the new standard.

Six Months 2001 Compared with Six Months 2000
The net loss for the six months ended June 30, 2001 was $16.8 million compared with an income before accounting change (and excluding a special charge in 2000) of $12.6 million in 2000. Operating income (excluding a special charge in 2000) decreased $38.6 million to a $21.4 million operating loss in 2001. Changes in operating revenues and operating expenses are generally due to the same reasons stated above in the second quarter comparison.

Income Tax Credit Accounting standards require the Company to provide for income taxes each quarter based on its estimate of the effective tax rate for the full year. The volatility of air fares and fuel prices and the seasonality of the Company’s business make it difficult to accurately forecast full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as goodwill amortization and employee per diem costs. In estimating the 33.9% tax rate for the first half of 2001, the Company considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and the 38.8% and 39.2% tax rates used for full years 1998 and 1999. This rate is evaluated each quarter and adjustments are made if necessary.

Liquidity and Capital Resources
The table below presents the major indicators of financial condition and liquidity.

	December 31, 2000	June 30, 2001	Change
	(In millions, except debt-to-equity)
Cash and marketable securities	$461.6	$370.3	$(91.3)
Working capital	159.4	52.4	(107.0)
Unused credit facility	150.0	150.0	-
Long-term debt and capital lease obligations	609.2	656.0	46.8
Shareholder's equity	703.6	686.8	(16.8)
Debt-to-capital	46%:54%	49%:51%	NA
Debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	70%:30%	70%:30%	NA

The Company's cash and marketable securities portfolio decreased by $91.3 million during the first six months of 2001. Operating activities provided $113.3 million of cash during this period. Additional cash was provided by the issuance of $136.5 million of new debt and the return of $33.4 million of flight equipment deposits. Cash was used for $256.0 million of capital expenditures, including the purchase of seven new Boeing 737 aircraft, flight equipment deposits, spare parts and airframe and engine overhauls, and for $117.8 million of debt repayment.

Commitments As of June 30, 2001, the Company had firm orders for 9 aircraft requiring aggregate payments of approximately $260 million, as set forth below. In addition, Alaska has options to acquire 26 more B737s. Alaska expects to finance the new planes with either leases, long-term debt or internally generated cash.

	Delivery Period - Firm Orders
Aircraft	2001	2002	2003	Total
Boeing B737-700	--	2	--	2
Boeing B737-900	1	2	4*	7
Total	1	4	4	9
Payments (Millions)	$54	$117	$89	$260

* With manufacturer approval, some of these firm orders may be converted to other Next Generation Boeing 737 aircraft.

New Accounting Standards In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” (effective July 1, 2001) and SFAS No. 142, “Goodwill and Other Intangible Assets” (effective for the Company on January 1, 2002). SFAS 141 prohibits pooling-of-interests accounting for acquisitions. SFAS 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of adoption of SFAS 142. However, the Compamy expects that the adoption of SFAS 142 will not have a material impact on the financial statements.

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

FAA Audit
In April 2000, the FAA performed an audit of Alaska’s maintenance and flight operations departments to ensure adherence to mandated procedures. The FAA proposed civil penalties of approximately $1 million in connection with this inspection, which the parties have settled for a negotiated amount. The Company expects no further material activity in this matter. This audit and the actions taken by the FAA and Alaska as a result are described in more detail in the Alaska Air Group, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

ITEM 5. Other Information
Employees
Effective in May 2001, Alaska began paying an 11% higher rate of pay to all pilots impacted by the Boeing 737-900 aircraft.

ITEM 6. Exhibits and Reports on Form 8-K
No exhibits are attached and no reports on Form 8-K were filed this quarter.

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA AIRLINES, INC. Registrant

Date: August 7, 2001

/s/ Bradley D. Tilden Bradley D. Tilden
Vice President / Finance and Chief Financial Officer

/s/ Terri K. Maupin Terri K. Maupin
Staff Vice President / Finance and Controller