Form 10-Q
period 2001-09-30
ALASKA AIRLINES INC
filed 2001-11-09
CIK 3202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001.

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

(206) 431-7079
(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

          The registrant has 500 common shares, par value $1.00, outstanding at September 30,  2001.

PART I. FINANCIAL STATEMENTS
ITEM 1. Financial Statements
BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

ASSETS
	December 31, 2000	September 30, 2001
(In Millions)
Current Assets
Cash and cash equivalents	$101.0	$30.4
Marketable securities	360.6	636.6
Receivables from related companies	53.0	58.1
Receivables - net	76.5	75.0
Inventories and supplies - net	34.5	39.3
Prepaid expenses and other assets	190.8	163.4
Total Current Assets	816.4	1,002.8

Property and Equipment
Flight equipment	1,527.2	1,841.1
Other property and equipment	299.3	326.9
Deposits for future flight equipment	192.0	84.0
	2,018.5	2,252.0
Less accumulated depreciation and amortization	488.0	545.5
	1,530.5	1,706.5
Capital leases:
Flight and other equipment	44.4	44.4
Less accumulated amortization	33.8	35.5
	10.6	8.9
Total Property and Equipment - Net	1,541.1	1,715.4

Intangible Assets - Subsidiaries	13.0	12.6

Other Assets	35.9	34.8

Total Assets	$2,406.4	$2,765.6

See accompanying notes to financial statements.

BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER’S EQUITY
	December 31, 2000	September 30, 2001
(In Millions Except Share Amounts)
Current Liabilities
Accounts payable	$117.1	$104.0
Payables to related companies	0.5	4.1
Accrued aircraft rent	74.2	74.6
Accrued wages, vacation and payroll taxes	59.1	66.1
Other accrued liabilities	127.1	170.6
Air traffic liability	212.3	238.4
Current portion of long-term debt and capital lease obligations	66.7	37.8
Total Current Liabilities	657.0	695.6

Long-Term Debt and Capital Lease Obligations	609.2	869.4
Other Liabilities and Credits
Deferred income taxes	156.4	171.6
Deferred revenue	133.0	154.0
Other liabilities	147.2	167.0
	436.6	492.6

Shareholder’s Equity
Common stock, $1 par value
Authorized: 1,000 shares
Issued: 2000 and 2001 - 500 shares	-	-
Capital in excess of par value	324.8	324.8
Retained earnings	378.8	383.2
	703.6	708.0

Total Liabilities and Shareholder’s Equity	$2,406.4	$2,765.6

See accompanying notes to financial statements.

STATEMENTS OF INCOME (unaudited)
Alaska Airlines, Inc.

Three Months Ended September 30
(In Millions)	2000	2001
Operating Revenues
Passenger	$451.5	$441.8
Freight and mail	19.8	20.8
Other - net	13.0	17.4
Total Operating Revenues	484.3	480.0
Operating Expenses
Wages and benefits	150.3	166.6
Contracted services	16.3	16.8
Aircraft fuel	82.1	71.7
Aircraft maintenance	32.3	32.2
Aircraft rent	35.4	33.7
Food and beverage service	13.5	14.5
Commissions	17.1	16.3
Other selling expenses	27.0	26.3
Depreciation and amortization	22.2	26.7
Loss on sale of assets	0.4	0.6
Landing fees and other rentals	19.9	25.9
Other	34.5	32.8
Total Operating Expenses	451.0	464.1
Operating Income	33.3	15.9
Nonoperating Income (Expense)
Interest income	6.9	7.9
Interest expense	(9.3)	(11.9)
Interest capitalized	3.2	1.0
U.S. government compensation	-	18.7
Other - net	0.9	(0.3)
	1.7	15.4
Income before income tax	35.0	31.3
Income tax expense	17.6	10.1
Net Income	$17.4	$21.2

See accompanying notes to financial statements.

STATEMENTS OF INCOME (unaudited)
Alaska Airlines, Inc.

Nine Months Ended September 30
(In Millions)	2000	2001
Operating Revenues
Passenger	$1,221.6	$1,261.6
Freight and mail	57.7	60.5
Other - net	40.7	47.3
Total Operating Revenues	1,320.0	1,369.4
Operating Expenses
Wages and benefits	431.2	479.4
Contracted services	46.4	52.9
Aircraft fuel	223.6	219.8
Aircraft maintenance	90.8	95.4
Aircraft rent	107.3	104.0
Food and beverage service	38.0	42.4
Commissions	49.4	50.4
Other selling expenses	70.8	78.9
Depreciation and amortization	60.2	74.4
Loss on sale of assets	0.8	1.8
Landing fees and other rentals	54.4	70.7
Other	96.6	104.8
Special charge - Mileage Plan	24.0	-
Total Operating Expenses	1,293.5	1,374.9
Operating Income (Loss)	26.5	(5.5)
Nonoperating Income (Expense)
Interest income	19.3	24.2
Interest expense	(25.1)	(34.6)
Interest capitalized	8.8	4.8
U.S. government compensation	-	18.7
Other - net	1.7	(1.7)
	4.7	11.4
Income before income tax and accounting change	31.2	5.9
Income tax expense	16.0	1.5
Income before accounting change	15.2	4.4
Cumulative effect of accounting change, net of income taxes of $35.6 million	(56.9)	-
Net Income (Loss)	$(41.7)	$(4.4)

See accompanying notes to financial statements.

STATEMENTS OF SHAREHOLDER’S EQUITY (unaudited)
Alaska Airlines, Inc.

		Capital in
	Common	Excess of	Retained
(In Millions)	Stock	Par Value	Earnings	Total

Balances at December 31, 2000	$-	$324.8	$378.8	$703.6

Net income for the nine months ended September 30, 2001			4.4	4.4

Balances at September 30, 2001	$-	$324.8	$383.2	$708.0

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
Alaska Airlines, Inc.

Nine Months Ended September 30 (In Millions)	2000	2001
Cash flows from operating activities:
Net income (loss)	$(41.7)	$4.4
Adjustments to reconcile net income (loss) to cash:
Cumulative effect of accounting change	56.9	-
Special charge - Mileage Plan	24.0	-
Depreciation and amortization	60.2	74.4
Amortization of airframe and engine overhauls	36.7	33.8
Loss on sale of assets	0.8	1.8
Increase (decrease) in deferred income taxes	(32.5)	15.2
Increase in accounts receivable - net	(59.4)	(3.6)
Decrease in other current assets	6.4	22.6
Increase in air traffic liability	53.1	26.1
Increase in other current liabilities	79.9	41.4
Increase in deferred revenue and other-net	11.2	45.6
Net cash provided by operating activities	195.6	261.7
Cash flows from investing activities:
Proceeds from disposition of assets	37.1	0.2
Purchases of marketable securities	(229.6)	(670.5)
Sales and maturities of marketable securities	180.2	394.5
Flight equipment deposits returned	-	33.4
Additions to flight equipment deposits	(95.0)	(53.0)
Additions to property and equipment	(181.8)	(267.1)
Restricted deposits and other	(0.2)	(1.1)
Net cash used in investing activities	(289.3)	(563.6)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	118.7	359.5
Long-term debt and capital lease payments	(19.9)	(128.2)
Net cash provided by (used in) financing activities	98.8	231.3
Net change in cash and cash equivalents	5.1	(70.6)
Cash and cash equivalents at beginning of period	132.3	101.0
Cash and cash equivalents at end of period	$137.4	$30.4
Supplemental disclosure of cash paid (refunded) during the period for:
Interest (net of amount capitalized)	$10.2	$34.8
Income taxes	13.7	(16.7)
Noncash investing and financing activities:

2000 - A flight simulator was transferred to Alaska Air Group Leasing in exchange for a $2.4 million note receivable and a $0.6 million reduction in its payable to Alaska Air Group.

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS THAT HAVE CHANGED SIGNIFICANTLY DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2001
Alaska Airlines, Inc.

Note 1.               Basis of Presentation
The accompanying unaudited financial statements of Alaska Airlines, Inc. (the Company or Alaska), should be read in conjunction with the financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2000. They include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Except for the recording of U.S. Government compensation described below, the adjustments made were of a normal recurring nature. The Company is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group) whose principal subsidiaries are Alaska Airlines, Inc. and Horizon Air Industries, Inc.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company’s operating results can be significantly impacted by changes in the price of aircraft fuel. To manage the risks associated with changes in aircraft fuel prices, the Company uses purchase options for crude oil contracts. These contracts, referred to as “fuel hedge contracts”, have a high correlation to changes in aircraft fuel prices, and therefore qualify as cash flow hedges under SFAS 133. Upon adoption of SFAS 133, the Company recorded the fair market value of its fuel hedging contracts on the Balance Sheet. Each period, the contracts are adjusted to fair market value. To the extent the change in the value of the fuel contract does not perfectly offset the change in the value of the aircraft fuel purchase being hedged, that portion of the hedge is recognized in earnings. For the nine months ended September 30, 2001, the Company recognized $2.5 million of nonoperating expense related to fair market value changes in fuel hedge contracts.

Note 2.               Prepaid Expenses and Other Current Assets
At December 31, 2000 and September 30, 2001, other current assets included a deferred tax asset of $49.4 million.

Note 3.               Long-term Debt and Capital Lease Obligations (See Note 5 to Financial Statements at December 31, 2000)
During 2001, Alaska issued $209.5 million of debt secured by flight equipment, including $64.5 million with fixed interest rates of approximately 6.8% and a term of 12 years. Interest rates on the other $145.0 million varies with LIBOR and has payment terms of 12 to 16 years. In September 2001, Alaska borrowed $150 million under its credit facility at an interest rate that varies with LIBOR and is payable on or before December 31, 2004.

Note 4.               Frequent Flyer Program (See Note 10 to Financial Statements at December 31, 2000)
Balance Sheet Classification of Frequent Flyer Liability
Alaska’s Mileage Plan liabilities are included under the following balance sheet captions.

	December 31, 2000	September 30, 2001
	(In millions)
Current Liabilities:
Other accrued liabilities	$59.5	$70.0
Other Liabilities and Credits:
Deferred revenue	94.0	110.0
Other liabilities	45.0	58.0
Total	$198.5	$238.0

Note 5.               U.S. Government Compensation
On September 11, 2001, the United States was attacked by terrorists using hijacked jets of two other U.S. airlines. Due to the negative impact these attacks had on the airline industry, on September 22, 2001, the U.S. Government passed the Air transportation Safety and System Stabilization Act to provide $5 billion of cash compensation and $10 billion of guaranteed loans to U.S. airlines. The purpose of the Act was to compensate the airlines for direct and incremental losses for the period September 11 through December 31, 2001 as a result of the attacks. Alaska expects to receive $89.3 million of the $5 billion cash compensation.

As a result of decreased demand for its services, increased security costs and other direct and incremental costs arising from the attacks, Alaska estimates that its terrorist-attack related losses from September 11 thorough December 31 will exceed $89.3 million, therefore, the amount is expected to be fully collected. As of September 30, 2001, the Company has received $45.4 million. In accordance with EITF Issue No. 01-10, the compensation received is being recognized as the losses are incurred. For the period September 11 through September 30, Alaska estimated its terrorist-related losses to be $18.7 million. Hence, $18.7 million of the U.S. government compensation was recognized as nonoperating income in the third quarter of 2001. The remainder of the cash received, $26.7 million, was considered deferred U.S. government compensation and was shown as part of other accrued liabilities at September 30, 2001. The $26.7 million is expected to be recognized as nonoperating income during the fourth quarter of 2001.

Alaska  Airlines Financial and Statistical Data

	Quarter Ended Sep 30			Nine Months Ended Sep 30
			%			%
Financial Data (in millions):	2000	2001	Change	2000	2001	Change
Operating Revenues:
Passenger	$451.5	$441.8	(2.1)	$1,221.6	$1,261.6	3.3
Freight and mail	19.8	20.8	5.1	57.7	60.5	4.9
Other - net	13.0	17.4	33.8	40.7	47.3	16.2
Total Operating Revenues	484.3	480.0	(0.9)	1,320.0	1,369.4	3.7

Operating Expenses:
Wages and benefits	150.3	166.6	10.8	431.2	479.4	11.2
Contracted services	16.3	16.8	3.1	46.4	52.9	14.0
Aircraft fuel	82.1	71.7	(12.7)	223.6	219.8	(1.7)
Aircraft maintenance	32.3	32.2	(0.3)	90.8	95.4	5.1
Aircraft rent	35.4	33.7	(4.8)	107.3	104.0	(3.1)
Food and beverage service	13.5	14.5	7.4	38.0	42.4	11.6
Commissions	17.1	16.3	(4.7)	49.4	50.4	2.0
Other selling expenses	27.0	26.3	(2.6)	70.8	78.9	11.4
Depreciation and amortization	22.2	26.7	20.3	60.2	74.4	23.6
Loss on sale of assets	0.4	0.6	NM	0.8	1.8	NM
Landing fees and other rentals	19.9	25.9	30.2	54.4	70.7	30.0
Other	34.5	32.8	(4.9)	96.6	104.8	8.5
Special charge - Mileage Plan	0.0	0.0	0.0	24.0	0.0	NM
Total Operating Expenses	451.0	464.1	2.9	1,293.5	1,374.9	6.3

Operating Income (Loss)	33.3	15.9	(52.3)	26.5	(5.5)	NM

Interest income	6.9	7.9		19.3	24.2
Interest expense	(9.3)	(11.9)		(25.1)	(34.6)
Interest capitalized	3.2	1.0		8.8	4.8
U.S. government compensation	0.0	18.7		0.0	18.7
Other - net	0.9	(0.3)		1.7	(1.7)
	1.7	15.4		4.7	11.4
Income Before Income Tax and Accounting Change	$35.0	$31.3	(10.6)	$31.2	$5.9	(81.1)

Operating Statistics:
Revenue passengers (000)	3,655	3,747	2.5	10,255	10,643	3.8
RPMs (000,000)	3,226	3,328	3.2	9,088	9,514	4.7
ASMs (000,000)	4,494	4,687	4.3	12,936	13,798	6.7
Passenger load factor	71.8%	71.0%	(0.8)pts	70.3%	69.0%	(1.3)pts
Breakeven load factor	66.8%	70.1%	3.3 pts	67.9%	71.1%	3.2 pts
Yield per passenger mile	13.99¢	13.27¢	(5.2)	13.44¢	13.26¢	(1.4)
Operating revenue per ASM	10.78¢	10.24¢	(5.0)	10.20¢	9.92¢	(2.7)
Operating expenses per ASM*	10.04¢	9.90¢	(1.3)	9.81¢	9.96¢	1.5
Expense per ASM excluding fuel*	8.21¢	8.37¢	2.0	8.09¢	8.37¢	3.5
Fuel cost per gallon	104.6¢	90.1¢	(13.9)	98.5¢	93.1¢	(5.4)
Fuel gallons (000,000)	78.5	79.6	1.4	227.1	236.1	4.0
Average number of employees	9,763	10,222	4.7	9,494	10,209	7.5
Aircraft utilization (blk hrs/day)	10.8	10.3	(4.6)	10.7	10.8	0.9
Operating fleet at period-end	93	102	9.7	93	102	9.7
* Nine months-to-date amount excludes the impact of a special charge in June 2000.
NM = Not Meaningful

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Forward-Looking Information
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

Industry Conditions
On September 11, 2001, the United States was attacked by terrorists using hijacked jets of two other U.S. airlines. The Federal Aviation Administration (FAA) shut down all commercial airline flight operations for September 11 and 12. Airlines resumed flight operations at reduced levels on September 13. For the month of September 2001 as compared to September 2000, the nine major U.S. airlines have reported passenger traffic decreases ranging from 19% to 34%. Due to anticipated decreased demand for travel, many of these airlines have reported capacity reductions of about 20%, work force reductions and other cost-saving measures.

As a result of the terrorist attacks, credit rating agencies have downgraded the long-term credit ratings of most U.S. airlines and their related entities, including Alaska Airlines, Inc. Due to the negative impact these attacks had on the airline industry, on September 22, 2001, the U.S. Government passed the Air Transportation Safety and System Stabilization Act (“Act”) to provide $5 billion of cash compensation and $10 billion of guaranteed loans to U.S. airlines. Alaska expects to receive $89.3 million of the $5 billion cash compensation.

Results of Operations
Third Quarter 2001 Compared with Third Quarter 2000
Net income for the third quarter of 2001 was $21.2 million compared with net income of $17.4 million in 2000. Operating income for the third quarter of 2001 was $15.9 million compared with operating income of $33.3 million for 2000. Financial and statistical data is shown on page ten. A discussion of this data follows.

Revenues
Capacity increased by 4.3% primarily due to additional flights in the Arizona and Alaska-to-U.S. mainland markets. Traffic grew by 3.2%, and passenger load factor decreased 0.8 percentage points. Capacity, traffic and load factors in all markets were adversly impacted by the September 11th terrorist attacks. For the month of September 2001 as compared to September 2000, traffic decreased 18.6% and load factor decreased 2.0 percentage points. For third quarter, passenger yields were down 5.2%, largely due to a reduction in business passengers. The combined result of the 3.2% traffic increase and the 5.2% yield decrease was a 2.1% decrease in passenger revenue.

Freight and mail revenues, which were also adversely impacted by the September 11th terrorist attacks, increased 5.1%, primarily due to higher mail rates. Other-net revenues increased 33.8%, largely due to increased revenue from the sale of miles in Alaska’s frequent flyer program.

Expenses
Operating expenses grew by 2.9% as a result of a 4.3% increase in capacity and a 1.3% decrease in cost per available seat mile (ASM). Cost per ASM excluding fuel increased 2.0%. Unit costs were adversely impacted by the capacity reductions that resulted from the September 11th terrorist attacks. Explanations of significant year-over-year changes in operating expenses are as follows:

  Wages and benefits increased 10.8% due to a 4.7% increase in the number of employees combined with a 5.9% increase in average wages and benefits per employee. Employees were added in most areas due to the net addition of 9 aircraft to the operating fleet (a 9.7% increase). The 2000 results include a $2.9 million charge for a flight attendant early retirement program. The 2001 results include approximately $6.1 million of added expense for a pilot pay increase that was retroactive to June 2001. Excluding these unusual items, average wages and benefits per employee increased 4.0%, due to longevity increases for union employees and annual merit raises for management employees.

  Contracted services increased 3.1%, in line with a 3.0% increase in departures.

  Fuel expense decreased 12.7%, due to a 13.9% decrease in the cost per gallon of fuel, offset by a 1.4% increase in gallons consumed. The fuel consumption rate decreased 2.7% due to the use of more fuel efficient B737-700 and B737-900 aircraft. The lower fuel prices saved $11.5 million.

  Aircraft maintenance expense fluctuates from quarter to quarter depending upon the number of airframe checks and engine repairs performed. Ten airframe checks were done in 2001 compared to 26 in 2000. The lower airframe check expense was offset by higher expenses for engines and landing gear, resulting in essentially flat maintenance expense.

  Commission expense decreased 4.7%, more than the 2.1% decrease in passenger revenue, due to a smaller proportion of sales being made through travel agents. In 2001, 57.7% of Air Group ticket sales were made through travel agents, versus 62.9% in 2000. In 2001, 17.5% of the ticket sales were made through Alaska’s Internet web site versus 10.5% in 2000.

  Other selling expenses decreased 2.6%, in line with the 2.1% decrease in passenger revenue.

  Depreciation and amortization increased 20.3%, primarily due to the addition of eleven owned aircraft during the last 12 months.

  Landing fees and other rentals increased 30.2%, exceeding the 3.0% increase in landings, due to higher landing fee and rental rates at airports throughout the system. The higher rates reflect the airports’ increased cost of operations due to “living wage” ordinances, expansion of their facilities and increased costs for utilities. The higher rates are expected to continue during the remainder of 2001.

  Other expense decreased 4.9%, primarily due to lower legal, passenger remuneration, recruiting and supplies costs, offset by higher expenditures for insurance and utilities.

Nonoperating Income (Expense) Net nonoperating income was $15.4 million in 2001 compared to $1.7 million in 2000. The $13.7 million increase was primarily due to recording $18.7 million of U.S government compensation under the Act described above under Industry Conditions. Interest expense, net of capitalized interest, increased $4.8 million due to new debt incurred during the past twelve months. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Consequently, a $0.5 million charge was recorded in the third quarter of 2001 to recognize the reduction in fair value of fuel hedging contracts in accordance with the new standard.

Nine Months 2001 Compared with Nine Months 2000
Net income for the nine months ended September 30, 2001 was $4.4 million compared with an income before accounting change (and excluding a special charge in 2000) of $30.0 million in 2000. Operating income (excluding a special charge in 2000) decreased from $50.5 million income in 2000 to a $5.5 million loss in 2001. The main reason for the operating income reduction was that revenues did not grow as fast as expenses. A 6.7% capacity increase combined with a 2.7% decrease in revenue per ASM resulted in a 3.7% increase in operating revenues. The lower revenue per ASM was due to a 1.4% decrease in yield and a 1.3 point drop in load factor. The 6.7% capacity increase combined with a 1.5% increase in expense per ASM resulted in an 8.3% increase in operating expenses (excluding a special charge in 2000). Changes in operating expense items are generally due to the same reasons stated above in the third quarter comparison.

Income Tax  Accounting standards require the Company to provide for income taxes each quarter based on its estimate of the effective tax rate for the full year. The volatility of air fares and fuel prices and the seasonality of the Company’s business make it difficult to accurately forecast full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as goodwill amortization and employee per diem costs. In estimating the 25.4% tax rate for the first nine months of 2001, the Company considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and its estimate of pretax income for the full year. This rate is evaluated each quarter and adjustments are made if necessary.

Liquidity and Capital Resources
The table below presents the major indicators of financial condition and liquidity.

	December 31, 2000	September 30, 2001	Change
	(In millions, except debt-to-capital)
Cash and marketable securities	$461.6	$667.0	$205.4
Working capital	159.4	307.2	147.8
Unused credit facility	150.0	0.0	(150.0)
Long-term debt and capital lease obligations	609.2	869.4	260.2
Shareholder’s equity	703.6	708.0	4.4
Debt-to-capital	46%:54%	55%:45%	NA
Debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	70%:30%	72%:28%	NA

The Company’s cash and marketable securities portfolio increased by $205.4 million during the first nine months of 2001. Operating activities provided $261.7 million of cash (including $45.4 million of U.S. government cash compensation under the Act) during this period. Additional cash was provided by the issuance of $359.5 million of new debt (including $150.0 million borrowed under Alaska’s credit facility) and the return of $33.4 million of flight equipment deposits. Cash was used for $320.1 million of capital expenditures, including the purchase of eight new and one used Boeing 737 aircraft, flight equipment deposits, spare parts and airframe and engine overhauls, and for $128.2 million of debt repayment.

Commitments   As of September 30, 2001, the Company had firm orders for 8 aircraft requiring aggregate payments of approximately $224 million, as set forth below. In addition, Alaska has options to acquire 26 more B737s. Alaska expects to finance the new planes with either leases, long-term debt or internally generated cash.

	Delivery Period - Firm Orders
Aircraft	2001	2002	2003	Total
Boeing B737-700	--	2	--	2
Boeing B737-900	--	2	4*	6
Total	--	4	4	8
Payments (Millions)	$8	$37	$179	$224

* With manufacturer approval, some of these firm orders may be converted to other Next Generation Boeing 737 aircraft.

New Accounting Standards  In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” (effective July 1, 2001) and SFAS No. 142, “Goodwill and Other Intangible Assets” (effective for the Company on January 1, 2002). SFAS 141 prohibits pooling-of-interests accounting for acquisitions. SFAS 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company estimates that the adoption of SFAS 142 will increase annual net income $0.5 million. In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (effective for the Company on January 1, 2003). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective for the Company on January 1, 2002). This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The Company is in the process of evaluating the financial statement impact of SFAS No. 143 and SFAS No. 144.

Outlook for Fourth Quarter 2001 and Early 2002
Alaska operated approximately 82% of its previously planned schedule in October, expects to increase to approximately 88% in November and December and return to 100% in February 2002. Alaska’s business is seasonal and pretax losses are common in the fourth quarter. Losses in the fourth quarter of 2001 are expected to be larger than normal due to the slowing economy, the impact of the September 11 terrorist attacks and fare sales. Alaska expects to partly offset its losses with recognition of $70.6 million more U.S. government compensation in the fourth quarter of 2001.

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

The Company cannot predict the outcome of any of the pending civil or potential criminal proceedings described above. However, management believes their ultimate disposition is not likely to materially affect the Company’s financial position or results of operations. This forward-looking statement is based on management’s current understanding of the relevant law and facts; it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries. The Company is also subject to other ordinary routine litigation incidental to its business and with respect to which no material liability is expected.

ITEM 5. Other Information
Employees
During the third quarter, Alaska and the Air Line Pilots Association agreed to a two-year contract extension to April 30, 2005. The agreement calls for a pay increase of 11.05% retroactive to June 1, 2001, followed by a 5% increase effective June 1, 2002 and 4% increases effective on June 1, 2003 and 2004.

ITEM 6. Exhibits and Reports on Form 8-K
No exhibits are attached and no reports on Form 8-K were filed this quarter.

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA AIRLINES, INC. Registrant

Date: November 8, 2001

/s/ Bradley D. Tilden Bradley D. Tilden
Vice President / Finance and Chief Financial Officer

/s/ Terri K. Maupin Terri K. Maupin
Staff Vice President / Finance and Controller