Form 10-K
period 2001-12-31
ALASKA AIRLINES INC
filed 2002-03-01
CIK 3202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2001

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

Registrant’s telephone number, including area code: (206) 431-7079

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock, $1.00 Par Value

    As of December 31, 2001, common shares outstanding totaled 500.

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

    The registrant’s parent, Alaska Air Group, Inc. (File No. 1-8957), files reports with the Commission pursuant to the Securities Exchange Act of 1934, as amended.

Exhibit Index begins on page 34.

PART I

ITEM 1. BUSINESS
GENERAL INFORMATION
Alaska Airlines,  Inc. (Alaska or the Company) is a wholly owned subsidiary of Alaska Air Group,  Inc. Alaska Air Group,  Inc. is a holding company that also owns Horizon Air Industries, Inc. (Horizon). Alaska is a major airline that was organized in 1932 and incorporated in the state of Alaska in 1937. Alaska became a wholly owned subsidiary of Alaska Air Group,  Inc. in 1985 pursuant to a reorganization of Alaska into a holding company structure. Alaska Air Group,  Inc. is a registrant pursuant to Section 12(b) of the Securities and Exchange Act of 1934 (Commission File No. 1-8957). Alaska’s executive offices are located at 19300 Pacific Highway South, Seattle, Washington 98188. In 2001, Alaska accounted for 82% of Alaska Air Group,  Inc.’s total operating revenues.

Horizon, a Washington corporation, began service in 1981 and was acquired by Alaska Air Group, Inc. in 1986. Horizon is a regional airline, that operates in the Pacific Northwest, Northern California and Western Canada.

Operations
Alaska Airlines is an Alaska corporation that was organized in 1932 and incorporated in 1937. Alaska principally serves 36 cities in six western states (Alaska, Washington, Oregon, California, Nevada, and Arizona), Vancouver, Canada and six cities in Mexico. Alaska also provides non-stop service between Anchorage and Chicago and between Seattle and Washington D.C. In each year since 1973, Alaska has carried more passengers between Alaska and the U.S. mainland than any other airline. In 2001, Alaska carried 13.7 million revenue passengers. Passenger traffic within Alaska and between Alaska and the U.S. mainland accounted for 24% of Alaska’s 2001 revenue passenger miles, West Coast traffic (including Vancouver, Canada) accounted for 66% and the Mexico markets 10%. Based on passenger enplanements, Alaska’s leading airports are Seattle, Portland, Los Angeles, and Anchorage. Based on revenues, its leading nonstop routes are Seattle–Anchorage, Seattle–Los Angeles, and Seattle–San Diego. At December 31, 2001, Alaska’s operating fleet consisted of 101 jet aircraft.

Alaska distinguishes itself from competitors by providing a higher level of customer service. The airline’s excellent service in the form of advance seat assignments, expedited check–in, a first–class section, attention to customer needs, high–quality food and beverage service, well–maintained aircraft, and other amenities has been recognized by independent studies and surveys of air travelers.

Alliances with Other Airlines
Alaska and Horizon have marketing alliances with other airlines that provide reciprocal frequent flyer mileage accrual and redemption privileges and codesharing on certain flights as set forth below. Alliances enhance Alaska’s and Horizon’s revenues by (a) providing our customers more value by offering them more travel destinations and better mileage accrual/redemption opportunities, (b) gaining us access to more connecting traffic from other airlines, and (c) providing members of our alliance partners’ frequent flyer programs an opportunity to travel on Alaska and Horizon while earning mileage credit in the alliance partners’ programs.

Major U.S. or International Airlines	Frequent Flyer Agreement		Codesharing— Alaska Flight # on Flights Operated by Other Airline	Codesharing— Other Airline Flight # On Flights Operated by Alaska/Horizon
American Airlines	Yes		Yes	No
British Airways	Yes		No	No
Continental Airlines	Yes		Yes	Yes
Hawaiian Airlines	Yes		Yes	Yes
KLM	Yes		No	Yes
Lan Chile	Yes		No	Yes
Northwest Airlines	Yes		Yes	Yes
Qantas	Yes		No	Yes
Commuter Airlines
American Eagle	Yes	*	Yes	No
Era Aviation	Yes	*	Yes	No
PenAir	Yes	*	Yes	No

* This airline does not have its own frequent flyer program. However, Alaska’s Mileage Plan members can accrue and redeem miles on this airline’s route system.

Recent Developments
On September 11, 2001, the United States was attacked by terrorists using four hijacked jets of two U.S. airlines. The Federal Aviation Administration (FAA) shut down all commercial airline flight operations for September 11 and 12. The Company resumed flight operations at reduced levels on September 13. These events, combined with slowing economic conditions, had a significant negative impact on demand for airline travel. Throughout the industry, airlines cut capacity and instituted a variety of cost–saving measures.

The attacks had a significant impact on the operating results of the Company. In the 4th quarter of 2001, Alaska reduced its flight schedule by approximately 13%. However, the Company was not able to proportionally reduce operating costs due to the fixed costs the Company continued to incur, such as aircraft rent and contract guaranteed wages. Also, as a result of the terrorist attacks, credit rating agencies downgraded the long–term credit ratings of most U.S. airlines and their related entities, including Alaska Air Group, Inc.

On September 22, 2001, the U.S. Government passed the Air Transportation Safety and System Stabilization Act (the Act) to provide $5 billion of cash compensation and $10 billion of loan guarantees to U.S. airlines. The purpose of the Act was to compensate the airlines for direct and incremental losses for the period September 11 through December 31, 2001 as a result of the September 11 terrorist attacks. As of December 31, 2001, Alaska had received $71.6 million of the $5 billion cash compensation.

Security
On November 19, 2001 the U.S. Government enacted the Aviation and Transportation Security Act (the Security Act). The Security Act provides for the establishment of the Transportation Security Administration (the TSA) within the United States Department of Transportation (DOT), which will be responsible for aviation security. The TSA is to assume security functions for the FAA and passenger screening functions currently performed or contracted by the airlines by February 17, 2002. By November 19, 2002, the TSA will be responsible for all passenger, baggage, and cargo screening functions and security, utilizing Federal employees. Also under the Security Act, effective in February 2002, a $2.50 per enplanement security fee (maximum $5.00 per one–way trip) was imposed on passengers. The TSA may also impose a fee upon air carriers to pay the difference between security costs and the amount collected from the fee, limited to what the carrier paid in 2000 for security.

BUSINESS RISKS
The Company’s operations and financial results are subject to various uncertainties, such as intense competition, volatile fuel prices, a largely unionized labor force, the need to finance large capital expenditures, government regulation, potential aircraft incidents and general economic conditions. This report may contain forward–looking statements that are based on the best information currently available to management. The forward–looking statements are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward–looking statements are indicated by phrases such as “the Company believes,” “we anticipate” or any other language indicating a prediction of future events. Whether these statements are ultimately accurate depends on a number of outside factors that the Company cannot predict or control. The Company disclaims any obligation to update or revise any forward–looking statement. The following discussion of business risks sets forth the principal foreseeable risks and uncertainties that may materially affect these predictions.

Competition
Competition in the air transportation industry is intense. Any domestic air carrier deemed fit by the DOT is allowed to operate scheduled passenger service in the United States. Alaska carries approximately 2.2% of all U.S. domestic passenger traffic. Alaska competes with one or more domestic or foreign airlines on most of its routes. Some of these competitors are substantially larger than Alaska, have greater financial resources, and have more extensive route systems.

Most major U.S. carriers have developed, independently or in partnership with others, large computerized reservation systems (CRS). Airlines, including Alaska and Horizon, are charged industry–set fees to have their flight schedules included in the various CRS displays used by travel agents and airlines. These systems are currently the predominant means of distributing airline tickets. In order to reduce anti–competitive practices, the DOT regulates the display of all airline schedules and fares. Air carriers are increasingly distributing their services on the Internet through various airline joint venture or independent websites. The Company currently participates in a number of these distribution channels, but it cannot predict the terms on which it may be able to continue to participate in these or other sites, or their effect on the Company’s ability to compete with other airlines.

Fuel
Fuel costs were 14.8% of the Company’s total operating expenses in 2001. Fuel prices, which can be volatile and are largely outside of the Company’s control, can have a significant impact on the Company’s operating results. Currently, a one–cent change in the fuel price per gallon affects annual fuel costs by approximately $3.1 million. The Company believes that operating fuel–efficient aircraft is an effective hedge against high fuel prices. The Company also purchases fuel hedge contracts to reduce its exposure to fluctuations in the price of jet fuel. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Company’s fuel hedging activities.

Unionized Labor Force
Labor costs were 36% of the Company’s total operating expenses in 2001. Wage rates can have a significant impact on the Company’s operating results. At December 31, 2001, labor unions represented 84% of Alaska’s employees. The air transportation industry is regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions. The Company cannot predict the outcome of union contract negotiations or whether the terms of its labor contracts will hinder its ability to compete effectively. Nor can the Company control the variety of actions (e.g. work stoppage or slowdown) unions might take to try to influence those negotiations.

Leverage and Future Capital Requirements
The Company, like many airlines, is relatively highly leveraged, which increases the volatility of its earnings. Due to its high fixed costs, including aircraft lease commitments, a decrease in revenues results in a disproportionately greater decrease in earnings. In addition, the Company has an ongoing need to finance new aircraft deliveries, and there is no assurance that such financing will be available in sufficient amounts or on acceptable terms. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of liquidity and capital resources.

Government Regulation; International Routes
Like other airlines, the Company is subject to regulation by the FAA and the DOT. The FAA, under its mandate to ensure aviation safety, can ground aircraft, suspend or revoke the authority of an air carrier or its licensed personnel for failure to comply with Federal Aviation Regulations, and levy civil penalties. The Company also depends on the efficient operation of the air traffic control system to ensure reliability of its own operations. The DOT has the authority to regulate certain airline economic functions including financial and statistical reporting, consumer protection, computerized reservations systems, essential air transportation, and international route authority. The Company is subject to bilateral agreements between the United States and the foreign countries to which the Company provides service. There can be no assurance that existing bilateral agreements between the United States and the foreign governments will continue or that the Company’s designation to operate such routes will continue. The Company is also subject to domestic and international environmental regulations, including rules on noise and emissions, that may affect the cost or scope of its services.

Economic Conditions
The demand for both business and leisure air transportation is affected by regional and national economic conditions. An economic downturn, or changes in consumer preferences, perceptions or spending patterns, could affect the Company’s ability to sustain its traffic volumes and yields.

Risk of Loss and Liability
The Company is exposed to potential catastrophic losses in the event of aircraft accidents or terrorist incidents. Although the Company was not directly involved in the September 11, 2001 terrorist attacks, it experienced significantly increased costs and reduced revenues as a result.

These incremental costs and lost revenues arose from the FAA’s temporary grounding of the U.S. airline industry’s fleet, changing patterns of air travel by the public, increased security, insurance and other costs, higher ticket refunds, reduced load factors and reduced yields. Further terrorist attacks involving commercial aircraft could result in another grounding of the Company’s fleet, and would likely result in additional costs and reduced revenues. Consistent with industry standards, the Company maintains rigorous safety, training and maintenance programs, as well as insurance against such losses. However, the cost to maintain adequate insurance to cover passenger and third–party liability in the future is unknown. Moreover, any aircraft accident, even if fully insured, could cause a negative public perception of the Company with adverse financial consequences. Additionally, unusually adverse weather can significantly reduce flight operations, resulting in lost revenues and added expenses.

OTHER INFORMATION
Employees
Alaska had 11,025 active full–time and part–time employees at December 31, 2001. Alaska’s union contracts at December 31, 2001 were as follows:

Union	Employee Group	Number of Employees	Contract Status
Air Line Pilots Association International	Pilots	1,430	Amendable 4/30/05
Association of Flight Attendants	Flight attendants	2,044	Amendable 10/19/03
International Association of Machinists and Aerospace Workers	Rampservice and stock clerks	1,148	Amendable 1/10/04
	Clerical, office and passenger service	3,237	Amendable 10/29/02
Aircraft Mechanics Fraternal Association	Mechanics, inspectors and cleaners	1,284	Amendable 12/25/02
Mexico Workers Association of Air Transport	Mexico airport personnel	88	Amendable 4/1/02
Transport Workers Union of America	Dispatchers	27	Amendable 8/9/02

Frequent Flyer Program
All major airlines have developed frequent flyer programs as a way of increasing passenger loyalty. Alaska’s Mileage Plan allows members to earn mileage by flying on Alaska, Horizon and other participating airlines, and by using the services of non–airline partners, which include a credit card partner, telephone companies, hotels, and car rental agencies. Alaska is paid by non–airline partners for the miles it credits to member accounts. With advance notice, Alaska has the ability to change the Mileage Plan terms, conditions, partners, mileage credits, and award levels.

Mileage can be redeemed for free or discounted travel and for other travel industry awards. Upon accumulating the necessary mileage, members notify Alaska of their award selection. Over 75% of the free flight awards on Alaska and Horizon are subject to blackout dates and capacity–controlled seating. Alaska’s miles do not expire. As of year–end 2000 and 2001, Alaska estimated that 1,582,000 and 1,740,000 round–trip flight awards were eligible for redemption by Mileage Plan members who have mileage credits exceeding the 20,000–mile free round–trip domestic ticket award threshold. Of those eligible awards, Alaska estimated that 1,469,000 and 1,618,000, respectively, would ultimately be redeemed. For the years 1999, 2000 and 2001, approximately 226,000, 281,000, and 310,000 round–trip flight awards were redeemed and flown on Alaska and Horizon. Those awards represent approximately 3.7% for 1999, 4.8% for 2000, and 5.2% for 2001, of the total passenger miles flown for each period. For the years 1999, 2000 and 2001, approximately 99,000, 137,000, and 154,000 round–trip flight awards were redeemed and flown on airline partners.

For miles earned by flying on Alaska and travel partners, the estimated incremental cost of providing free travel awards is recognized as a selling expense and accrued as a liability as miles are accumulated. The incremental cost does not include a contribution to overhead, aircraft cost, or profit. Alaska also sells mileage credits to non–airline partners, such as hotels, car rental agencies, and a credit card company. Alaska defers a majority of the sales proceeds, and recognizes these proceeds as revenue when the award transportation is provided. The deferred proceeds are recognized as passenger revenue for awards issued on Alaska and as other revenue–net for awards issued on other airlines. At December 31, 2000 and 2001, the deferred revenue and the total liability for miles outstanding and for estimated payments to partner airlines was $198.5 million and $248.3 million, respectively.

ITEM 2. PROPERTIES
Aircraft
The following table describes the aircraft operated and their average age at December 31, 2001.

Aircraft Type	Passenger Capacity	Owned	Leased	Total	Average Age in Years
Alaska Airlines
Boeing 737–200C	111	8	1	9	20.9
Boeing 737–400	138	8	31	39	6.6
Boeing 737–700	120	16	—	16	1.6
Boeing 737–900	172	5	—	5	0.6
Boeing MD–80	140	15	17	32	11.2

		52	49	101	8.2

Twenty–eight of the 52 aircraft owned by Alaska as of December 31, 2001 are subject to liens securing long–term debt. Alaska’s leased 737–200C, 737–400, and MD–80 aircraft have lease expiration dates in 2002, between 2003 and 2016, and between 2002 and 2013, respectively. Alaska has the option to extend most of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the then fair market value of the aircraft. For information regarding obligations under capital leases and long–term operating leases, see Note 6 to Financial Statements.

At December 31, 2001, all of Alaska’s aircraft met the Stage 3 noise requirements under the Airport Noise and Capacity Act of 1990. However, special noise ordinances restrict the timing of flights operated by Alaska and other airlines at Burbank, Orange County, San Diego, and San Jose. In addition, Orange County and Reagan National airports restrict the type of aircraft and number of flights.

Ground Facilities and Services
Alaska leases ticket counter, gates, cargo and baggage, office space, and other support areas at the majority of the airports it serves. Alaska also owns terminal buildings at various Alaska cities. Alaska has centralized operations in several buildings located at or near Seattle–Tacoma International Airport (Sea–Tac) in Seattle, Washington. The owned buildings, including land unless located on leased airport property, include: a three–bay hangar facility with maintenance shops; a flight operations and training center; an air cargo facility; a reservations and office facility; several office buildings; its corporate headquarters; and two storage warehouses. Alaska also leases a two–bay hangar/office facility at Sea–Tac. Alaska’s other major facilities include: a regional headquarters building, an air cargo facility, and a leased hangar/office facility in Anchorage; a Phoenix reservations center; and a leased two–bay maintenance facility in Oakland.

ITEM 3. LEGAL PROCEEDINGS
Oakland Maintenance Investigation
In December 1998 the U.S. attorney for the Northern District of California initiated a grand jury investigation concerning certain 1998 maintenance activities at Alaska’s Oakland maintenance base. The investigation also included the aircraft involved in the loss of Flight 261 in January 2000. The FAA separately proposed a civil penalty, which Alaska and the FAA have settled for an agreed amount. In December 2001 the U.S. attorney notified Alaska that the evidence it had gathered did not warrant the filing of criminal charges. Alaska expects no further material activity in this matter.

Flight 261 Litigation
Alaska is a defendant in a number of lawsuits relating to the loss of Flight 261 on January 31, 2000. Representatives of all 88 passengers and crew on board have filed cases against Alaska, the Boeing Company, and others. The suits seek unspecified compensatory and punitive damages. In May 2001, the judge presiding over the majority of the cases ruled that punitive damages are not available against Alaska. Alaska has settled a number of these cases and continues in its efforts to settle the remaining ones. Consistent with industry standards, the Company maintains insurance against aircraft accidents.

Management believes the ultimate disposition of the above matters is not likely to materially affect the Company’s financial position or results of operations. This forward–looking statement is based on management’s current understanding of the relevant law and facts; it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

The Company is also a party to other ordinary routine litigation incidental to its business and with respect to which no material liability is expected.

PART II

ITEM 5.  MARKET PRICE FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

All of Alaska’s outstanding common stock is held by Alaska Air Group, Inc. and such stock is not traded in any market. No cash dividend has been paid since 1989 and Alaska does not expect to pay regular dividends to Alaska Air Group.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Industry Conditions
The airline industry is cyclical. Generally speaking, economic conditions were strong during 1999 and 2000, but weakened during 2001. Because the industry has high fixed costs in relation to revenues, a small change in load factors or fare levels has a large impact on profits. For most airlines, labor and fuel account for almost half of operating expenses. The relatively strong economy in 1999 and 2000 has put upward pressure on labor costs. Fuel prices have been volatile in the last three years. For Alaska Airlines, fuel cost per gallon increased 23% in 1999, increased 54% in 2000 and decreased 15% in 2001.

On September 11, 2001, the United States was attacked by terrorists using hijacked jets of two U.S. airlines. The FAA shut down all commercial airline flight operations for September 11 and 12. Airlines resumed flight operations at reduced levels on September 13. These events, combined with slowing economic conditions, had a significant negative impact on demand for airline travel. Throughout the industry, airlines cut capacity and instituted a variety of cost–saving measures. Also as a result of the terrorist attacks, credit rating agencies downgraded the long–term credit ratings of most U.S. airlines and their related entities, including Alaska Air Group, Inc. On September 22, 2001, the U.S. Government passed the Air Transportation Safety and System Stabilization Act (the Act) to provide $5 billion of cash compensation and $10 billion of loan guarantees to U.S. airlines. The purpose of the Act was to compensate the airlines for direct and incremental losses for the period September 11 through December 31, 2001 as a result of the September 11 terrorist attacks. As of December 31, 2001, Alaska had received $71.6 million of the $5 billion cash compensation.

RESULTS OF OPERATIONS
2001 Compared with 2000
The net loss for 2001 was $10.1 million, compared with a loss before accounting change of $7.4 million in 2000. The operating loss was $69.8 million in 2001, compared with an operating loss of $13.6 million in 2000. The larger operating loss was primarily due to the weakening economy, partially offset by a decrease in fuel costs, and also due to the negative impact of the terrorist attacks, for which the Company has been partially compensated by the U.S. government. Airline financial and statistical data is shown following the financial statements. A discussion of this data follows.

Revenues
Capacity increased 6.7% during the first nine months of 2001 due to normal growth, but decreased 5.9% in the fourth quarter due to the impact of the terrorist attacks. Alaska operated approximately 87% of its previously planned schedule in the fourth quarter. For the full year

2001, capacity was up 3.5% but traffic grew by only 2.2%, resulting in a 0.8 point decrease in passenger load factor. In our largest market, Southern California, capacity was slightly lower in 2001 compared to 2000, resulting in flat traffic and a slight increase in load factor (0.2 points). Capacity and traffic gains experienced in the second quarter in this market were offset by decreases in the fourth quarter. In our second largest market, Anchorage/Fairbanks to the U.S. mainland, capacity increased in the upper–single digits, but traffic increases were not as high, resulting in a decrease in load factor of 2.3 points for the year. Our newest market, Seattle to Washington D.C., which operated primarily in the fourth quarter, had an average load factor for the fourth quarter that was better than the system average.

Passenger yields were up 3.9% in the first quarter due to fuel–related fare increases implemented in late 2000. In the second and third quarters, yield was down 1.8% and 5.2%, respectively, due to a decline in business passengers and fare sales. Yields were down 7.3% in the fourth quarter due to a combination of fewer business passengers, a drop off in demand due to the events of September 11, and fares sales offered to stimulate demand. For the full year 2001, yields were down 2.7%. The higher traffic combined with the lower yield resulted in a 0.6% decrease in passenger revenue.

Freight and mail revenues, which were also adversely impacted by the September 11 terrorist attacks, increased 2.4%. Prior to September 11, freight revenues were flat compared to 2000, but mail revenues had increased compared to 2000 due to higher yields. Volumes of mail shipped were lower than in 2000, but the rate increases instituted in early 2001 resulted in higher revenues. After September 11, two security measures impacted our freight and mail business: first, the limitation on carrying mail greater than 16 ounces on flights with 60 or more passengers limited our ability to carry mail from Alaska to the U.S. mainland. Second, we may only carry freight from known shippers, which negatively impacted our freight volumes. The effects of these two measures will have a slightly negative impact on revenues in the future.

Other–net revenues increased 17.7%, largely due to increased revenue from the sale of miles in Alaska’s frequent flyer program.

Expenses
Excluding fuel and a special charge in 2000, operating expenses grew by $125.4 million, or 8.8%, as a result of a 3.5% increase in ASMs and a 5.1% increase in cost per ASM. The increase in cost per ASM excluding fuel and special charge was 3.5% for the first nine months of 2001 but jumped to 10.8% in the fourth quarter, primarily due to the impact of the terrorist attacks and labor costs. Explanations of significant year–over–year changes in the components of operating expenses are as follows:

  Wages and benefits increased 12.1% due to a 5.2% increase in the number of employees combined with a 6.5% increase in average wages and benefits per employee. Employees were added in most areas to support the net addition of six aircraft to the operating fleet. The 2000 results include a $1.8 million charge for a flight attendant early retirement program. The 2001 results include approximately $13.4 million of added expense for a pilot pay increase that was effective June 2001. Excluding these items, average wages and benefits per employee increased 4.7%, which was due to longevity increases for union employees, annual merit raises for management employees, and higher pension and health insurance costs for all employees.

  Contracted services increased 7.7%, primarily due to higher rates for ground handling services and a slightly higher volume of services due to capacity growth. Increased airport security screening costs subsequent to September 11 also contributed to the increase.

  Fuel expense decreased 13.8% due to a 14.6% decrease in the cost per gallon of fuel, offset by a 0.9% increase in gallons consumed. The fuel consumption rate decreased 2.8% due to the use of more fuel–efficient B737–700 and B737–900 aircraft. The lower fuel prices saved $46.2 million.

  Maintenance expense decreased 2.9% because we performed fewer airframe checks in 2001 and performed a greater percentage of the checks in Alaska maintenance facilities rather than at outside contractors. We also incurred lower outside engine repair costs in 2001 compared to 2000. Those reductions were partly offset by higher amortization of airframe and engine overhauls that were capitalized in prior years.

  Commission expense decreased 1.5%, consistent with the 0.6% decrease in passenger revenue, and also due to a smaller proportion of sales being made through travel agents. In 2001, 59.9% of Air Group ticket sales were made through travel agents, versus 63.9% in 2000. In 2001, 16.3% of the ticket sales were made through Alaska’s Internet web site versus 10.4% in 2000.

  Other selling expense consists of credit card commissions, centralized reservation systems fees, Mileage Plan award costs, and advertising expenses. In 2001, Mileage Plan awards expense increased $3.9 million due to the growth of the program. Centralized reservation systems fees also increased slightly in 2001 due to rate increases. These increases were offset by planned decreases in advertising and promotion costs.

  Depreciation and amortization increased 23.5%, primarily due to the addition of nine owned aircraft during 2001.

  Landing fees and other rentals increased 33.7%, exceeding the 2.5% increase in landings, due to higher landing fee and rental rates at airports throughout the system. The higher rates reflect the airports’ increased cost of operations due to new security directives, expansion of their facilities, and increased costs for utilities. Due to the events of September 11, airports are experiencing fewer landings and lower receipts from concessionaires. Therefore, the Company anticipates that these revenue shortfalls will be passed through to airlines via increased landing fees and terminal rents. In the fourth quarter of 2001 the Company expensed $5.1 million for estimated shortfalls related to 2001.

  Other expense increased 3.3%, primarily due to higher expenditures for insurance, flight crew hotels and utilities, partly offset by lower recruiting, passenger remuneration, and legal costs. Subsequent to the events of September 11, the Company experienced significant increases in hull, liability and war risk insurance rates, and is also subject to surcharges for war risk coverage. As a result of these increases, Alaska expects to incur approximately $38 million in insurance expense in 2002, compared to $13.1 million in 2001. The Company does not know when, if ever, the current insurance rates and surcharges will decrease or be discontinued.

Nonoperating Income (Expense)
Net nonoperating income was $56.0 million in 2001 compared to $5.4 million in 2000. The $50.6 million increase was primarily due to U.S government compensation and interest expense. Alaska recognized $71.6 million of U.S. government compensation, which was the amount received through December 31, 2001 under the Air Transportation Safety and System Stabilization Act described above under Industry Conditions. We estimate that Alaska is eligible to receive up to $83.9 million under the Act. The ultimate amount of compensation to be received is based on submission and approval of Alaska’s final application in 2002. This amount may be higher or lower than the amount of cash that has been received to date, but management believes Alaska incurred losses in excess of $83.9 million and will qualify for reimbursement of the maximum amount. Interest expense, net of capitalized interest, increased $18.7 million due to new debt incurred during the past 12 months. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company has fuel hedge contracts that are carried on the balance sheet at fair value. Each period, the contracts are measured and adjusted to fair market value. The change in the value of the fuel hedge contracts that perfectly offsets the change in the value of the aircraft fuel purchase being hedged is recorded as comprehensive income/loss until the hedged contract is settled and is then recognized in earnings. To the extent the change in the value of the fuel hedge contracts does not perfectly offset the change in the value of the aircraft fuel purchase being hedged, that portion of the hedge is recognized in earnings. In 2001, $2.6 million of charges were recorded as part of other nonoperating expense to recognize the changes in fair value of fuel hedging contracts in accordance with the new standard. As detailed in Note 1 to the Financial Statements at December 31, 2001, the Company has fuel hedge contracts for 136 million gallons of projected jet fuel usage in 2002 and 2003, which represents approximately 24% and 20% of projected usage, respectively.

Critical Accounting Policies
The Company has three critical accounting policies, which have been chosen among alternatives, that require a more significant amount of management judgment than other accounting policies the Company employs. They are described below.

Mileage Plan
The Company has a loyalty program that awards miles to passengers who fly on Alaska and travel partners. Additionally, the Company sells miles to third parties, such as rental car agencies, for cash. In either case, the outstanding miles may be redeemed for travel on Alaska, Horizon, or any of our alliance partners. The Company has an obligation to provide this future travel; therefore the Company recognizes a liability and the corresponding expense or deferred revenue for this future obligation.

At December 31, 2001, the Company had 63 billion miles outstanding, representing a liability of $248 million. The liability is computed based on several assumptions that require management judgment to estimate and formulate. There are uncertainties inherent in estimates; therefore, an incorrect assumption may impact the amount and/or timing of revenue recognition or Mileage Plan expenses. The most significant assumptions in accounting for the Mileage Plan are described below.

  The number of miles that will not be redeemed for travel and the miles used per award (i.e. free ticket):
  Outstanding miles may not always be redeemed for travel. A cardholder may not reach the threshold necessary for a free ticket, therefore, based on the number of Mileage Plan accounts and the miles in the accounts, the Company estimates how many miles will never be used, and does not record a liability for those miles. We also estimate how many miles will be used per award. If actual miles used are less than estimated, we may need to increase the liability and corresponding expense.

  The costs which will be incurred to carry the passenger:
  When the frequent flyer travels on his or her award ticket, incremental costs, such as food, fuel and insurance, are incurred by the Company to carry that passenger. The Company estimates what these costs will be and accrues a liability for these costs. If the passenger travels on another airline, the Company must pay the other airline for carrying that passenger. The other airline costs are based on negotiated agreements and are much higher than the costs incurred by the Company to carry that passenger. The Company estimates how much it will pay to other airlines for future travel awards and accrues this expense. When the award is flown, if the costs actually incurred by the Company or paid to other airlines are higher than the costs that were estimated and accrued, the liability may be understated.

  Redemption on Alaska or Horizon versus other airlines:
  The cost for Alaska or Horizon to carry an award passenger is much lower than the cost the Company will pay to other airlines. This is because the cost to the Company is only the incremental cost of that passenger, such as food and fuel. Fixed costs, such as aircraft rent, will be incurred regardless of whether that additional passenger flies. If the passenger flies on another airline, the cost to the Company is much higher as we are paying a negotiated price to that airline. The Company estimates the number of awards which will be redeemed on Alaska or Horizon versus other airlines and accrues the costs based on this estimate. If the number of awards redeemed on other airlines is higher than estimated, the liability may be understated.

The Company reviews all Mileage Plan estimates each quarter, and changes certain assumptions based on historical trends. The Company adopted this methodology of accounting for the Mileage Plan in June 2000. Apart from the special charge in 2000 related to the adoption of this new methodology, there have been no material effects on the income statement or balance sheet from updating the assumptions in 2000 or 2001.

Aircraft Maintenance
The Company incurs expenses to repair and maintain aircraft. Routine maintenance and repairs are expensed when incurred. Major airframe and engine overhauls are capitalized and expensed over the estimated life of the overhaul. Management uses estimates to determine the appropriate life of an overhaul. For leased aircraft, the Company is subject to lease provisions that require that a minimum portion of the “life” of an overhaul be remaining on the airframe and/or engine at the lease return date, or the Company may pay a certain amount if the minimum life is not met. The Company also estimates what the unamortized overhaul and asset values will be at the lease return dates for the leased aircraft. Both of those costs are accrued to a lease return provision on a straight–line basis over the lease lives. The provision is reviewed annually and the assumptions regarding overhaul timing and costs are updated. The Company has not recognized any material adjustments in the financial statements in 1999, 2000, or 2001 from revising the lease return reserve assumptions.

Long–lived Assets
Due to the events of September 11 and the impact on the airline industry, the Company evaluated whether the book value of its aircraft was impaired in accordance with SFAS No. 121, “Accounting for the Impairment of Long–Lived Assets and for Long–Lived Assets to Be Disposed Of”. The Company performed an impairment test, as required by SFAS No. 121, which was based on the estimated future cash flows to be generated by the Company’s aircraft. Based on this test, the Company determined that no impairment write–down was necessary for the Company’s fleet. There is inherent risk in estimating the future cash flows used in the impairment test. If cash flows do not materialize as estimated, there is a risk that an impairment charge may be necessary in the future. However, the Company believes that the accounting practices followed with regard to long–lived assets are appropriate and based on the best information available at the time.

Liquidity and Capital Resources
The table below presents the major indicators of financial condition and liquidity.

	December 31, 2000	December 31, 2001	Change
	(In millions, except debt–to–equity)
Cash and marketable securities	$461.6	$660.6	$199.0
Working capital	55.8	204.5	148.7
Unused credit facility	150.0	0.0	(150.0)
Long–term debt and capital lease obligations	609.2	863.3	254.1
Shareholder’s equity	703.6	690.4	(13.2)
Debt–to–capital	46%:54%	56%:44%	NA
Debt–to–capital assuming aircraft operating leases are capitalized at seven times annualized rent	70%:30%	72%:28%	NA

2001 Financial Changes Net cash provided by operating activities was $276.8 million in 2001, compared to $197.7 million in 2000. The increase in 2001 is partially attributable to $71.6 million of U. S. government cash compensation received in 2001. Additional cash was provided by the issuance of $384.5 million of new debt, including $150.0 million borrowed under Alaska’s credit facility. The Company used cash generated from operations and the issuance of debt to purchase $341.9 million of capital equipment, including eight new and one used Boeing 737 aircraft, spare parts and airframe and engine overhauls. Cash was also used to repay $153.9 million of debt.

Shareholders’ equity decreased $13.2 million, primarily due to the net loss of $10.1 million.

Financing Activities – During 2001, Alaska issued $234.5 million of debt secured by flight equipment, including $64.5 million with fixed interest rates of approximately 6.8% and a term of 12 years. Interest rates on the other $170.0 million varies with LIBOR and has payment terms of 12 to 16.5 years. Additionally, in September 2001, Alaska borrowed $150 million under its credit facility at an interest rate that varies with LIBOR and is payable on or before December 31, 2004.

Commitments – In December 2001, Alaska changed its fleet plan to defer delivery of certain Boeing aircraft. The former schedule provided for delivery of four 737s in 2002 and four in 2003. At December 31, 2001, the Company had firm orders for eight aircraft requiring aggregate payments of approximately $220 million, as set forth below. In addition, Alaska has options to acquire 26 more 737s. Alaska expects to finance its new aircraft with leases, long–term debt, or internally generated cash. As previously mentioned, as a result of the events of September 11, credit rating agencies downgraded the long–term credit ratings of most U.S. airlines and their related entities. To date, the Company has not had difficulty obtaining credit on acceptable terms, and does not anticipate problems obtaining credit in the future, but future credit may be at higher rates than prior to September 11.

	Delivery Period—Firm Orders
Aircraft	2002	2003	2004	Total
Boeing B737–700	—	2	—	2
Boeing B737–900	1	2	3	6

Total	1	4	3	8

Payments (Millions)	$50	$83	$87	$220

New Accounting Standards – In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” (effective July 1, 2001) and SFAS No. 142, “Goodwill and Other Intangible Asets”. SFAS 141 prohibits pooling–of–interests accounting for acquisitions. Effective January 1, 2002, the Company will adopt SFAS No 142. Under this Statement, the Company’s intangible assets are considered to have an indefinite life and will no longer be amortized but instead will be subject to periodic impairment testing. The impact of this change is expected to increase annual net income by $0.5 million. In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (effective for the Company on January 1, 2003). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long–lived assets and the associated asset retirement costs. In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long–Lived Assets” (effective for the Company on January 1, 2002). This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long–Lived Assets and for Long–Lived Assets to Be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. The Company is in the process of evaluating the financial statement impact of SFAS No. 143 and SFAS No. 144.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company does not purchase or hold any derivative financial instruments for trading purposes. The Company has significant commodity price risk exposure to jet fuel price increases. Currently, a one–cent change in the fuel price per gallon affects annual fuel costs by approximately $3.1 million. To help manage this exposure, the Company began purchasing primarily crude oil call options during 2000. Settlement of these options during the first half of 2001 resulted in nonoperating expense of $2.6 million for 2001. At December 31, 2001, the Company had swap agreements for crude oil contracts in place to hedge approximately 24% of its 2002 and 20% of its 2003 expected jet fuel requirements. At December 31, 2001, these contracts had unrealized pretax losses of $5.0 million. A hypothetical 10% increase in jet fuel prices would increase 2002 fuel expense by approximately $16 million and 2003 fuel expense by approximately $17 million. A hypothetical 10% decrease in jet fuel prices would decrease 2002 fuel expense by approximately $17 million and 2003 fuel expense by approximately $18 million. This analysis includes the effect of the fuel hedging contracts in place at December 31, 2001. A hypothetical 10% change in the average interest rates incurred on variable rate debt during 2001 would correspondingly change the Company’s net earnings and cash flows associated with these items by approximately $3.0 million.

ITEM 8.  FINANCIAL STATEMENTS
See Item 14.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8–K
(a)   Financial Statements:

Page(s)
Balance Sheet as of December 31, 2001 and 2000	17–18
Statements of Income for the years ended December 31, 1999, 2000 and 2001	19
Statements of Shareholder’s Equity for the years ended December 31, 1999, 2000 and 2001	20
Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001	21
Notes to Financial Statements	22–30
Report of Independent Public Accountants	32
Financial Statement Schedule II, Valuation and Qualifying Accounts, for the years ended December 31, 1999, 2000 and 2001	33

See Exhibit Index on page 34

(b)   No reports on Form 8–K were filed during the fourth quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIRLINES, INC.
By:	/s/ WILLIAM S. AYER William S. Ayer Chief Executive Officer and President	Date: February 25, 2002

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 25, 2002 on behalf of the registrant and in the capacities indicated.

/s/ JOHN F. KELLY John F. Kelly	Chairman and Director
/s/ BRADLEY D. TILDEN Bradley D. Tilden	Executive Vice President/Finance and Chief Financial Officer (Principal Financial Officer)
/s/ TERRI K. MAUPIN Terri K. Maupin	Staff Vice President/Finance and Controller (Principal Accounting Officer)
/s/ WILLIAM S. AYER William S. Ayer	Chief Executive Officer, President and Director
/s/ GEORGE D. BAGLEY George D. Bagley	Executive Vice President/Operations and Director
/s/ RONALD F. COSGRAVE Ronald F. Cosgrave	Director
/s/ MARY JANE FATE Mary Jane Fate	Director
/s/ R. MARC LANGLAND R. Marc Langland	Director
/s/ J. KENNETH THOMPSON J. Kenneth Thompson	Director

BALANCE SHEETS
Alaska Airlines, Inc.

ASSETS

As of December 31 (In Millions)	2000	2001
Current Assets
Cash and cash equivalents	$101.0	$490.2
Marketable securities	360.6	170.4
Receivables from related companies	53.0	71.2
Receivables—less allowance for doubtful accounts (2000 — $1.7; 2001 — $1.8)	76.5	67.0
Inventories and supplies–net	34.5	37.8
Prepaid expenses and other assets	87.2	68.1

Total Current Assets	712.8	904.7

Property and Equipment
Flight equipment	1,527.2	1,856.5
Other property and equipment	299.3	307.4
Deposits for future flight equipment	192.0	87.0

	2,018.5	2,250.9
Less accumulated depreciation & amortization	488.0	566.6

	1,530.5	1,684.3

Capital leases:
Flight and other equipment	44.4	44.4
Less accumulated amortization	33.8	35.9

	10.6	8.5

Total Property and Equipment—Net	1,541.1	1,692.8

Intangible Assets	13.0	12.5

Other Assets	109.2	131.7

Total Assets	$2,376.1	$2,741.7

See accompanying notes to financial statements.

BALANCE SHEETS
Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER'S EQUITY

As of December 31 (In Millions Except Share Amounts)	1999	2000
Current Liabilities
Accounts payable	$117.1	$96.1
Payables to related companies	0.5	4.4
Accrued aircraft rent	74.2	81.7
Accrued wages, vacation and payroll taxes	59.1	67.1
Other accrued liabilities	127.1	188.2
Air traffic liability	212.3	219.5
Current portion of long-term debt and capital lease obligations	66.7	43.2

Total Current Liabilities	657.0	700.2

Long–Term Debt & Capital Lease Obligations	609.2	863.3

Other Liabilities and Credits
Deferred income taxes	126.1	150.5
Deferred revenue	133.0	165.8
Other liabilities	147.2	171.5

	406.3	487.8

Commitments

Shareholder’s Equity
Common stock, $1 par value Authorized: 1,000 shares Issued: 2000 and 2001—500 shares	—	—
Capital in excess of par value	324.8	324.8
Accumulated other comprehensive income (loss)	—	(3.1)
Retained earnings	378.8	368.7

	703.6	690.4

Total Liabilities and Shareholder's Equity	$2,376.1	$2,741.7

See accompanying notes to financial statements.

STATEMENTS OF INCOME
Alaska Airlines, Inc.

Year Ended December 31 (In Millions)	1999	2000	2001
Operating Revenues
Passenger	$1,519.6	$1,617.9	$1,608.3
Freight and mail	80.0	76.4	78.2
Other—net	81.2	54.7	64.4

Total Operating Revenues	1,680.8	1,749.0	1,750.9

Operating Expenses
Wages and benefits	523.9	576.7	646.7
Contracted services	55.6	66.1	71.2
Aircraft fuel	205.2	313.1	269.8
Aircraft maintenance	96.0	128.8	125.1
Aircraft rent	157.2	144.3	137.6
Food and beverage service	49.1	51.0	55.5
Commissions	91.0	65.1	64.1
Other selling expenses	82.2	98.5	102.7
Depreciation and amortization	67.9	83.9	103.6
Loss on disposition of assets	0.4	1.3	5.0
Landing fees and other rentals	66.5	74.4	99.5
Other	109.5	135.4	139.9
Special charge—Mileage Plan	—	24.0	—

Total Operating Expenses	1,504.5	1,762.6	1,820.7

Operating Income (Loss)	176.3	(13.6)	(69.8)

Nonoperating Income (Expense)
Interest income	21.7	27.9	29.6
Interest expense	(16.3)	(36.0)	(47.4)
Interest capitalized	8.3	12.4	5.1
U.S. government compensation	—	—	71.6
Other—net	6.4	1.1	(2.9)

	20.1	5.4	56.0

Income (loss) before income tax and accounting change	196.4	(8.2)	(13.8)
Income tax expense (credit)	77.0	(0.8)	(3.7)

Income (loss) before accounting change	119.4	(7.4)	(10.1)
Cumulative effect of accounting change, net of income taxes of $35.6 million	—	(56.9)	—

Net Income (Loss)	$119.4	$(64.3)	$(10.1)

See accompanying notes to financial statements.

STATEMENTS OF SHAREHOLDER’S EQUITY
Alaska Airlines, Inc.

(In Millions)	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at December 31, 1998	$—	$225.8	$0.0	$323.7	$549.5
1999 net income				119.4	119.4

Balances at December 31, 1999	—	225.8	0.0	443.1	668.9

2000 net loss				(64.3)	(64.3)
Capital contribution from Alaska Air Group		99.0			99.0

Balances at December 31, 2000	—	324.8	0.0	378.8	703.6

2001 net loss				(10.1)	(10.1)
Other comprehensive income (loss):
Fuel hedging losses, net of $1.9 tax credit			(3.1)		(3.1)

Total comprehensive income (loss)					(13.2)

Balances at December 31, 2001	$—	$324.8	$(3.1)	$368.7	$690.4

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
Alaska Airlines, Inc.

Year Ended December 31 (In Millions)	1999	2000	2001
Cash flows from operating activities:
Net income (loss)	$119.4	$(64.3)	$(10.1)
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Cumulative effect of accounting change	—	56.9	—
Special charge—Mileage Plan	—	24.0	—
Depreciation and amortization	67.9	83.9	103.6
Amortization of airframe and engine overhauls	43.5	50.7	58.6
Loss on sale of assets	0.4	1.3	5.0
Increase (decrease) in deferred income tax liabilities	45.1	(17.2)	26.2
Increase in accounts receivable–net	(25.0)	(31.4)	(8.7)
Decrease (increase) in other current assets	1.3	(14.9)	10.9
Increase in air traffic liability	5.5	29.2	7.2
Increase in other current liabilities	56.3	33.2	53.4
Increase (decrease) in deferred revenue and other-net	(19.9)	46.3	30.7

Net cash provided by operating activities	294.5	197.7	276.8

Cash flows from investing activities:
Proceeds from disposition of assets	0.3	37.2	0.1
Purchases of marketable securities	(137.8)	(464.1)	(234.4)
Sales and maturities of marketable securities	218.5	300.0	424.6
Flight equipment deposits returned	—	—	33.4
Additions to flight equipment deposits	(149.2)	(121.6)	(56.0)
Additions to property and equipment	(333.6)	(251.8)	(285.9)
Restricted deposits	5.6	(1.1)	(1.1)

Net cash used in investing activities	(396.2)	(501.4)	(118.2)

Cash flows from financing activities:
Proceeds from issuance of long–term debt	232.0	338.2	384.5
Long–term debt and capital lease payments	(27.1)	(65.8)	(153.9)

Net cash provided by financing activities	204.9	272.4	230.6

Net change in cash and cash equivalents	103.2	(31.3)	389.2
Cash and cash equivalents at beginning of year	29.1	132.3	101.0

Cash and cash equivalents at end of year	$132.3	$101.0	$490.2

Supplemental disclosure of cash paid during the year for:
Interest (net of amount capitalized)	$7.0	$28.5	$49.9
Income taxes	34.9	3.6	(18.4)

Noncash investing and financing activities:

1999	—	A flight simulator was transferred to Alaska Air Group Leasing in exchange for an $8.8 million note receivable and a $2.2 million reduction in its payable to Alaska Air Group.
2000	—	A $99.0 million capital contribution from Alaska Air Group was used to reduce a non–interest bearing payable to Alaska Air Group.
A flight simulator was transferred to Alaska Air Group Leasing in exchange for a $2.4 million note receivable and a $0.8 million reduction in its payable to Alaska Air Group.

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

Alaska Airlines, Inc.

December 31, 2001

Note 1.  Summary of Significant Accounting Policies

Organization and Nature of Operations
Alaska Airlines, Inc. (Alaska or the Company), an Alaska corporation, is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group), a Delaware corporation. Air Group is also the parent company of Alaska Air Group Leasing (AAGL) and Horizon Air Industries, Inc. (Horizon). Alaska is a major airline serving Alaska; Vancouver, Canada; the U.S. West Coast; and Mexico. It operates an all jet fleet and its average passenger trip is 896 miles.

Basis of Presentation
The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of management's estimates. Actual results could differ from those estimates. Certain reclassifications have been made in prior years' financial statements to conform to the 2001 presentation.

Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with purchase maturities of three months or less. They are carried at cost, which approximates market. The Company reduces its cash balance when checks are disbursed. Due to the time delay in checks clearing the banks, the Company normally maintains a negative cash balance on its books, which is reported as a current liability. The amount of the negative cash balance was $27.1 million and $17.4 million at December 31, 2000 and 2001, respectively.

Inventories and Supplies
Expendable and repairable aircraft parts, as well as other materials and supplies, are stated at average cost. An allowance for obsolescence of flight equipment expendable and repairable parts is accrued based on estimated disposal date and salvage value. Surplus inventories are carried at their net realizable value. At December 31, 2000 and 2001, the allowance for all inventories was $19.7 million and $23.1 million, respectively.

Property, Equipment and Depreciation
Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which are as follows:

Aircraft and related flight equipment:
Boeing 737-200C	10-14 years
Boeing 737-400/700/900	20 years
Boeing MD-80	20 years
Buildings	10-30 years
Capitalized leases and leasehold improvements	Term of lease
Other equipment	3-15 years

Routine maintenance and repairs are expensed when incurred. The cost of major airframe and engine overhauls are capitalized and amortized to maintenance expense over the periods benefited. Major modifications that extend the life or improve the usefulness of aircraft are capitalized and depreciated over their estimated period of use. Assets and related obligations for items financed under capital leases are initially recorded at an amount equal to the present value of the future minimum lease payments. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. If the asset is not considered recoverable, an amount equal to the excess of the carrying amount over the fair value will be charged against the asset with a corresponding expense to the income statement.

Intangible Assets
The excess of the purchase price over the fair value of net assets acquired is recorded as an intangible asset and is amortized over 40 years. Accumulated amortization at December 31, 2000 and 2001 was $7.4 million and $7.9 million, respectively. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. Effective January 1, 2002, the Company will adopt SFAS No. 142. Under this statement, the Company's intangible assets are considered to have an indefinite life and will no longer be amortized but instead will be subject to periodic impairment testing. The impact of this change is expected to increase annual net income by $0.5 million.

Deferred Revenue
Deferred revenue results from the sale of mileage credits, the sale and leaseback of aircraft, and the receipt of manufacturer or vendor credits. This revenue is recognized when award transportation is provided or over the term of the applicable agreements.

Leased Aircraft Return Costs
The costs associated with returning leased aircraft are accrued over the lease periods. As leased aircraft are retired, the costs are charged against the established reserve. The reserve is part of other liabilities, and at December 31, 2000 and 2001 was $52.1 million and $58.2 million, respectively.

Revenue Recognition
Passenger revenues are recognized when the passenger travels. Tickets sold but not yet used are reported as air traffic liability. Freight and mail revenues are recognized when service is provided. Other-net revenues are primarily related to the Mileage Plan and they are recognized as described in the "Frequent Flyer Awards" paragraph below.

Frequent Flyer Awards
Alaska operates a frequent flyer program ("Mileage Plan") that provides travel awards to members based on accumulated mileage. For miles earned by flying on Alaska and travel partners, the estimated incremental cost of providing free travel awards is recognized as a selling expense and accrued as a liability as miles are accumulated. Alaska also sells mileage credits to non-airline partners, such as hotels, car rental agencies, and a credit card company. Effective January 1, 2000, the Company began deferring a majority of the sales proceeds and recognizing the proceeds as revenue when the award transportation is provided. The deferred proceeds are recognized as passenger revenue for awards issued on Alaska, and as other-net revenue for awards issued on other airlines. Alaska's Mileage Plan liabilities are included under the following balance sheet captions at December 31 (in millions):

	2000	2001
Current Liabilities:
Other accrued liabilities	$59.5	$67.3
Other Liabilities and Credits:
Deferred revenue	94.0	123.0
Other liabilities	45.0	58.0

Total	$198.5	$248.3

Contracted Services
Contracted services includes the expenses for aircraft ground handling, security, temporary employees and other similar services.

Other Selling Expenses
Other selling expenses includes credit card commissions, computerized reservations systems (CRS) charges, Mileage Plan free travel awards, advertising, and promotional costs. Advertising production costs are expensed the first time the advertising takes place. Advertising expense was $14.6 million, $17.5 million, and $15.2 million, respectively, in 1999, 2000, and 2001.

Capitalized Interest
Interest is capitalized on flight equipment purchase deposits and ground facility progress payments as a cost of the related asset and is depreciated over the estimated useful life of the asset. Commencing in November 2001, the Company ceased capitalization of interest on aircraft with deferred delivery dates. Capitalization will commence when the deferral period is over.

Income Taxes
Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Derivative Financial Instruments
Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value.

The Company's operating results can be significantly impacted by changes in the price of aircraft fuel. To manage the risks associated with changes in aircraft fuel prices, the Company uses call options and swap agreements for crude oil contracts. These contracts, referred to as "fuel hedge contracts", have a high correlation to changes in aircraft fuel prices, and therefore qualify as cash flow hedges under SFAS No. 133. Upon adoption of SFAS No. 133, the Company recorded the fair market value of its fuel hedging contracts on the Consolidated Balance Sheet. Each period, the contracts are adjusted to fair market value. The change in the value of the fuel hedge contracts that perfectly offsets the change in the value of the aircraft fuel purchase being hedged is recorded as comprehensive income/loss until the hedged contract is settled and is then recognized in earnings. To the extent the change in the value of the fuel hedge contracts does not perfectly offset the change in the value of the aircraft fuel purchase being hedged, that portion of the hedge is recognized in earnings. For the year ended December 31, 2001, the Company recognized $2.6 million of nonoperating expense related to fair market value changes in fuel hedge contracts. At December 31, 2001, the Company's fuel hedge contracts for 136 million gallons of projected jet fuel usage in 2002 and 2003, had unrealized losses of $3.1 million net of income taxes, recorded in other comprehensive income.

The Company enters into foreign exchange forward contracts, generally with maturities of less than one month, to manage the risk associated with net foreign currency transactions. Resulting gains and losses are recognized currently in other operating expense. The Company periodically enters into interest rate swap agreements to hedge interest rate risk. At December 31, 2001, there were no foreign currency contracts or interest rate swap agreements outstanding.

New Accounting Standards
In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective for the Company on January 1, 2003). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective for the Company on January 1, 2002). This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company is in the process of evaluating the financial statement impact of SFAS No. 143 and SFAS No. 144.

Note 2.   Marketable Securities
Marketable securities are investments that are readily convertible to cash and have original maturities that exceed three months. They are carried at cost, classified as available for sale and consisted of the following at December 31 (in millions):

	2000	2001
Cost:
U.S. government securities	$245.5	$59.7
Asset backed obligations	79.1	72.9
Other corporate obligations	36.0	37.8

	$360.6	$170.4

Fair value:
U.S. government securities	$246.3	$59.8
Asset backed obligations	79.5	73.2
Other corporate obligations	36.4	38.5

	$362.2	$171.5

There were no material unrealized holding gains or losses at December 31, 2000 or 2001.

Of the marketable securities on hand at December 31, 2001, 83% are expected to mature in 2002, 13% in 2003, and 4% in 2004. Based on specific identification of securities sold, the following occurred in 1999, 2000, and 2001 (in millions):

	1999	2000	2001
Proceeds from sales and maturities	$218.5	$300.0	$424.6
Gross realized gains	0.4	0.3	4.0
Gross realized losses	0.3	0.6	0.4

Realized gains and losses are reported as a component of interest income.

Note 3.   Other Assets
Other assets consisted of the following at December 31 (in millions):

	2000	2001
Prepaid pension cost	$73.3	$98.4
Restricted deposits	25.6	26.7
Deferred costs and other	10.3	6.6

	$109.2	$131.7

At December 31, 2000, Alaska owned approximately 81,000 depository certificates convertible, subject to certain restrictions, into the common stock of Equant N.V., a telecommunication network company. At December 31, 2000, the certificates had an estimated fair value of $2.0 million. During 2001, France Telecom purchased Equant N.V. At December 31, 2001 the certificates had an estimated fair value of $1.4 million. Alaska's carrying value of the certificates was de minimis.

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

At December 31, 2001, the receivables from related companies included $47.5 million from Horizon, $10.5 million from AAGL and $13.2 million from Air Group.

Note 5.  Long-Term Debt and Capital Lease Obligations
At December 31, 2000 and 2001, long-term debt and capital lease obligations were as follows (in millions):

	2000	2001
7.4%* fixed rate notes payable due through 2015	$406.4	$420.7
4.6%* variable rate notes payable due through 2018	251.7	470.9

Long-term debt	658.1	891.6
Capital lease obligations	17.8	14.9
Less current portion	(66.7)	(43.2)

	$609.2	$863.3

* weighted average for 2001

At December 31, 2001, borrowings of $726.3 million were secured by flight equipment and real property. During 2001, Alaska issued $234.5 million of debt secured by flight equipment, including $64.5 million with fixed interest rates of approximately 6.8% and a term of 12 years. Interest rates on the other $170.0 million varies with LIBOR and has payment terms of 12 to 16.5 years. In September 2001, Alaska borrowed $150 million under its credit facility at an interest rate that varies with LIBOR and is payable on or before December 31, 2004.

Certain Alaska loan agreements contain provisions that require maintenance of specific levels of net worth, leverage and fixed charge coverage, and limit investments, lease obligations, sales of assets, and additional indebtedness. At December 31, 2001, the Company was in compliance with all loan provisions.

At December 31, 2001, long-term debt principal payments for the next five years were (in millions):

2002	$40.1

2003	$42.4

2004	$217.9

2005	$35.8

2006	$38.4

Note 6.  Commitments
Lease Commitments
The Company has lease contracts for 49 aircraft that have remaining noncanceable lease terms of one to 15 years. The majority of airport and terminal facilities are also leased, with terms ranging from one to 88 years. Total rent expense was $192.5 million, $188.1 million and $192.5 million, in 1999, 2000, and 2001, respectively. Future minimum lease payments with noncancelable terms in excess of one year as of December 31, 2001 are shown below (in millions):

	Operating Leases		Capital
	Aircraft	Facilities	Leases
2002	$130.8	$27.9	$4.1
2003	113.7	26.2	4.1
2004	89.6	24.4	8.4
2005	85.0	23.6	0.2
2006	82.6	13.2	0.1
Thereafter	633.0	80.2	0.1

Total lease payments	$1,134.7	$195.5	17.0

Less amount representing interest			(2.1)

Present value of capital lease payments			$14.9

Aircraft Commitments
The Company has firm orders for 8 Boeing 737 series aircraft to be delivered between 2002 and 2004. The firm orders require payments of approximately $220 million between 2002 and 2004. As of December 31, 2001, deposits of $81 million related to the firm orders had been made. In addition to the ordered aircraft, the Company holds purchase options on 26 Boeing 737s.

Note 7.  Employee Benefit Plans
Pension Plans
Four defined benefit and four defined contribution retirement plans cover essentially all employees. The defined benefit plans provide benefits based on an employee's term of service and average compensation for a specified period of time before retirement. Pension plans are funded as required by the Employee Retirement Income Security Act of 1974 (ERISA). The defined benefit plan assets consist primarily of marketable equity and fixed income securities. The following table sets forth the status of the plans for 2000 and 2001 (in millions):

	2000	2001
Projected benefit obligation
Beginning of year	$369.3	$430.2
Service cost	24.0	29.0
Interest cost	28.5	32.3
Amendments	0.7	5.2
Change in assumptions	16.0	16.4
Actuarial gain	0.9	6.2
Benefits paid	(9.2)	(12.1)

End of year	$430.2	$507.2

Plan assets at fair value
Beginning of year	$437.1	$438.7
Actual return on plan assets	5.8	(17.1)
Employer contributions	5.0	45.0
Benefits paid	(9.2)	(12.1)

End of year	$438.7	$454.5

Funded status	8.5	(52.7)
Unrecognized loss	13.9	99.6
Unrecognized transition asset	(0.1)	(0.1)
Unrecognized prior service cost	51.0	51.6

Prepaid pension cost	$73.3	$98.4

Weighted average assumptions as of December 31
Discount rate	7.50%	7.25%
Expected return on plan assets	10.0%	10.0%
Rate of compensation increase	5.4%	5.4%

Net pension expense for the defined benefit plans included the following components for 1999, 2000, and 2001 (in millions):

	1999	2000	2001
Service cost	$25.8	$24.0	$29.0
Interest cost	25.3	28.5	32.3
Expected return on assets	(36.7)	(43.4)	(46.0)
Amortization of prior service cost	4.4	4.5	4.6
Recognized actuarial loss (gain)	0.1	(0.1)	0.1
Amortization of transition asset	(0.2)	—	—

Net pension expense	$18.7	$13.5	$20.0

Alaska also maintains an unfunded, noncontributory benefit plan for certain elected officers. The unfunded accrued pension cost for this plan was $28 million as of December 31, 2001.

The defined contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. All of these plans require Company contributions. Total expense for the defined contribution plans was $8.0 million, $10.7 million, and $12.4 million, respectively, in 1999, 2000, and 2001.

Profit Sharing Plans
Alaska has an employee profit sharing plan. Profit sharing expense for 1999 was $18.4 million, and there was no expense for 2000 and 2001.

Other Postretirement Benefits
The Company allows retirees to continue their medical, dental, and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees, because the premiums received by the Company are less than the actual cost of the retirees' claims. The accumulated postretirement benefit obligation (APBO) for this subsidy is unfunded, and at December 31, 2000 and 2001 was $28.7 million and $32.6 million, respectively. The accrued liability related to the subsidy is included with other liabilities on the Consolidated Balance Sheet, and totaled $23.4 million and $27.4 million at December 31, 2000 and 2001, respectively. Annual expense related to this subsidy was approximately $4.0 million in 1999, 2000, and 2001.

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

Deferred income taxes result from temporary differences in the timing of recognition of revenue and expense for tax and financial reporting purposes. Deferred tax assets and liabilities comprise the following at December 31 (in millions):

	2000	2001
Excess of tax over book depreciation	$203.0	$278.3
Employee benefits	8.2	1.2
Other—net	5.6	—

Gross deferred tax liabilities	216.8	279.5

Frequent flyer program	(70.8)	(88.0)
Alternative minimum tax	(0.1)	(21.7)
Aircraft return provisions	(13.8)	(17.4)
Deferred gains	(11.6)	(9.9)
Inventory obsolescence	(8.0)	(9.2)
Fuel hedges	—	(1.9)
Other–net	(5.4)	(7.0)

Gross deferred tax assets	(109.7)	(155.1)

Net deferred tax liabilities	$107.1	$124.4

Current deferred tax asset	$(19.0)	$(26.1)
Noncurrent deferred tax liability	126.1	150.5

Net deferred tax liabilities	$107.1	$124.4

The components of income tax expense (credit) were as follows (in millions):

	1999	2000	2001
Current tax expense (credit):
Federal	$20.8	$(1.4)	$(21.7)
State	6.7	0.1	(1.2)

Total current	27.5	(1.3)	(22.9)

Deferred tax expense (credit):
Federal	46.3	0.9	19.7
State	3.2	(0.4)	(0.5)

Total deferred	49.5	0.5	19.2

Total before acctg. change	77.0	(0.8)	(3.7)

Deferred tax credit, cumulative effect of acctg. change	—	(35.6)	—

Total tax expense (credit)	$77.0	$(36.4)	$(3.7)

Income tax expense (credit) reconciles to the amount computed by applying the U.S. federal rate of 35% to income before taxes as follows (in millions):

	1999	2000	2001
Income (loss) before income tax and accounting change	$196.4	$(8.2)	$(13.8)

Expected tax expense (credit)	$68.7	$(2.8)	$(4.8)
Nondeductible expenses	1.6	2.2	2.2
State income tax	6.6	(0.2)	(1.1)
Other—net	0.1	—	—

Actual tax expense	$77.0	$(0.8)	$(3.7)

Effective tax rate	39.2%	9.8%	26.8%

After consideration of temporary differences, the taxable loss for 2001 was approximately $56 million.

Note 9.  Financial Instruments
The estimated fair values of the Company's financial instruments were as follows (in millions):

	December 31, 2000
	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$101.0	$101.0
Marketable securities	360.6	362.2
Fuel hedge contracts	2.6	1.6
Restricted deposits and depository certificates	25.6	27.6
Long–term debt	658.1	678.1
	December 31, 2001
	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$490.2	$490.2
Marketable securities	170.4	171.5
Restricted deposits and depository certificates	26.7	28.1
Fuel hedge contracts	5.0	5.0
Long–term debt	891.6	904.6

The fair value of cash equivalents approximates carrying value due to the short maturity of these instruments. The fair value of marketable securities is based on quoted market prices. The fair value of fuel hedge contracts is based on commodity exchange prices. The fair value of restricted deposits approximates the carrying amount. At December 31, 2000, the fair value of restricted depository certificates convertible into the common stock of Equant N.V. was $2.0 million based on a purchase offer from France Telecom. At December 31, 2001, the fair value of these certificates was $1.4 million based on the market value of France Telecom stock. The fair value of long-term debt is based on a discounted cash flow analysis using the Company's current borrowing rate.

Note 10.  Special Charge–Mileage Plan
In June 2000, Alaska recorded a $24.0 million special charge to recognize the increased incremental cost of travel awards earned by flying on Alaska and travel partners. The higher cost is due to an increase in the estimated costs Alaska incurs to acquire awards on other airlines for its Mileage Plan members, as well as lower assumed forfeiture of miles.

Note 11.  U.S. Government Compensation
In September, 2001, the U.S. Government passed the Air Transportation Safety and System Stabilization Act to provide $5 billion of cash compensation and $10 billion of loan guarantees to U.S. airlines. The purpose of the Act was to compensate the airlines for direct and incremental losses for the period September 11 through December 31, 2001 as a result of the September 11 terrorist attacks.

Alaska estimates its share of the $5 billion cash compensation is $83.9 million and it has received $71.6 million. As a result of decreased demand for its services, increased security costs and other direct and incremental costs arising from the attacks, Alaska estimates that its terrorist-attack related losses from September 11 thorough December 31 have exceeded $83.9 million. However, due to the uncertainty of collection, only the $71.6 million cash received was recognized in nonoperating income in 2001.

Note 12.  Contingencies
Oakland Maintenance Investigation
In December 1998, the U.S. attorney for the Northern District of California initiated a grand jury investigation concerning certain 1998 maintenance activities at Alaska's Oakland maintenance base. The investigation also included the aircraft involved in the loss of Flight 261 in January 2000. The FAA separately proposed a civil penalty, which Alaska and the FAA have settled for an agreed amount. In December 2001, the U.S. attorney notified Alaska that it would not file criminal charges in connection with this investigation. Alaska expects no further material action in this matter.

Flight 261 Litigation
Alaska is a defendant in a number of lawsuits relating to the loss of Flight 261 on January 31, 2000. Representatives of all 88 passengers and crew on board have filed cases against Alaska, the Boeing Company, and others. The suits seek unspecified compensatory and punitive damages. In May 2001, the judge presiding over the majority of the cases ruled that punitive damages are not available against Alaska. Alaska has settled a number of these cases and continues in its efforts to settle the remaining ones. Consistent with industry standards, the Company maintains insurance against aircraft accidents.

Management believes the ultimate disposition of the above matters is not likely to materially affect the Company's financial position or results of operations. This forward-looking statement is based on management's current understanding of the relevant law and facts; it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

The Company is also a party to other ordinary routine litigation incidental to its business and with respect to which no material liability is expected.

Note 13.  Change in Accounting Principle
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 gives specific guidance on the conditions that must be met before revenue may be recognized, and in June 2000 Alaska changed its method of accounting for the sale of miles in its Mileage Plan. Under the new method, a majority of the sales proceeds is deferred, then recognized ratably over the estimated period of time that the award transportation is provided. The deferred proceeds are recognized as passenger revenue for awards issued on Alaska, and as other revenue-net for awards issued on other airlines. In connection with the change, Alaska recognized a $56.9 million cumulative effect charge, net of income taxes of $35.6 million, effective January 1, 2000.

Alaska Airlines Financial and Statistical Data

	Quarter Ended December 31			Year Ended December 31
Financial Data (in millions):	1999	2000	% Change	1999		2000	% Change
Operating Revenues:
Passenger	$396.3	$346.7	(12.5)	$1,617.9		$1,608.3	(0.6)
Freight and mail	18.7	17.7	(5.3)	76.4		78.2	2.4
Other—net	14.0	17.1	22.1	54.7		64.4	17.7

Total Operating Revenues	429.0	381.5	(11.1)	1,749.0		1,750.9	0.1

Operating Expenses:
Wages and benefits	145.5	167.3	15.0	576.7		646.7	12.1
Contracted services	19.7	18.3	(7.1)	66.1		71.2	7.7
Aircraft fuel	89.5	50.0	(44.1)	313.1		269.8	(13.8)
Aircraft maintenance	38.0	29.7	(21.8)	128.8		125.1	(2.9)
Aircraft rent	37.0	33.6	(9.2)	144.3		137.6	(4.6)
Food and beverage service	13.0	13.1	0.8	51.0		55.5	8.8
Commissions	15.7	13.7	(12.7)	65.1		64.1	(1.5)
Other selling expenses	27.7	23.8	(14.1)	98.5		102.7	4.3
Depreciation and amortization	23.7	29.2	23.2	83.9		103.6	23.5
Loss on sale of assets	0.5	3.2	NM	1.3		5.0	NM
Landing fees and other rentals	20.0	28.8	44.0	74.4		99.5	33.7
Other	38.8	35.1	(9.5)	135.4		139.9	3.3
Special charge—Mileage Plan	—	—		24.0		—

Total Operating Expenses	469.1	445.8	(5.0)	1,762.6		1,820.7	3.3

Operating Loss	(40.1)	(64.3)	60.3	(13.6)		(69.8)	413.2

Interest income	8.6	5.4		27.9		29.6
Interest expense	(10.9)	(12.8)		(36.0)		(47.4)
Interest capitalized	3.6	0.3		12.4		5.1
U.S. government compensation	—	52.9		—		71.6
Other—net	(0.6)	(1.2)		1.1		(2.9)

	0.7	44.6		5.4		56.0

Loss Before Income Tax and Accounting Change	$(39.4)	$(19.7)	(50.0)	$(8.2)		$(13.8)	68.3

Operating Statistics:
Revenue passengers (000)	3,270	3,025	(7.5)	13,525		13,668	1.1
RPMs (000,000)	2,899	2,736	(5.6)	11,986		12,249	2.2
ASMs (000,000)	4,379	4,121	(5.9)	17,315		17,919	3.5
Passenger load factor	66.2%	66.4%	0.2 pts	69.2%		68.4%	(0.8)pts
Breakeven load factor	75.0%	82.4%	7.4 pts	69.7%		73.5%	3.8 pts
Yield per passenger mile	13.67 ¢	12.67 ¢	(7.3)	13.50	¢	13.13 ¢	(2.7)
Operating revenue per ASM	9.80 ¢	9.26 ¢	(5.5)	10.10	¢	9.77 ¢	(3.3)
Operating expenses per ASM*	10.71 ¢	10.82 ¢	1.0	10.04	¢	10.16 ¢	1.2
Expense per ASM excluding fuel*	8.67 ¢	9.60 ¢	10.8	8.23	¢	8.65 ¢	5.1
Fuel cost per gallon	118.1 ¢	71.9 ¢	(39.2)	103.4	¢	88.3 ¢	(14.6)
Fuel gallons (000,000)	75.7	69.6	(8.1)	302.9		305.7	0.9
Average number of employees	9,963	9,834	(1.3)	9,611		10,115	5.2
Aircraft utilization (blk hrs/day)	10.6	9.2	(13.2)	10.7		10.4	(2.8)
Operating fleet at period-end	95	101	6.3	95		101	6.3

*Year-to-date excludes the impact of a special charge in June 2000.
NM = Not Meaningful

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholder of Alaska Airlines, Inc.:

We have audited the accompanying balance sheets of Alaska Airlines, Inc. (an Alaska corporation) as of December 31, 2001 and 2000, and the related statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alaska Airlines, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with generally accepted accounting principles generally accepted in the United States.

As explained in Notes 1 and 13 to the financial statements, effective January 1, 2000, the Company changed its method of accounting for the sale of airline miles in its Mileage Plan.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP ARTHUR ANDERSEN LLP

Seattle, Washington
January 25, 2002

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
Alaska Airlines, Inc.

(In Millions)	Beginning Balance	Additions Charged to Expense	(A) Deductions	Ending Balance
Year Ended December 31, 1999
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$0.9	$1.2	$(1.1)	$1.0

Obsolescence allowance for flight equipment spare parts	$15.6	$4.2	$(1.4)	$18.4

(b) Reserve recorded as other long–term liabilities:
Leased aircraft return provision	$45.2	$9.5	$(11.5)	$43.2

Year Ended December 31, 2000
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$1.0	$1.8	$(1.1)	$1.7

Obsolescence allowance for flight equipment spare parts	$18.4	$1.5	$(0.2)	$19.7

(b) Reserve recorded as other long–term liabilities:
Leased aircraft return provision	$43.2	$9.9	$(1.0)	$52.1

Year Ended December 31, 2001
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$1.7	$2.5	$(2.4)	$1.8

Obsolescence allowance for flight equipment spare parts	$19.7	$4.1	$(0.7)	$23.1

(b) Reserve recorded as other long–term liabilities:
Leased aircraft return provision	$52.1	$12.3	$(6.2)	$58.2

(A) Deduction from reserve for purpose for which reserve was created.

EXHIBIT INDEX

    Certain of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference from the document described in parenthesis. Certain others are filed herewith.

3.1	Articles of Incorporation of Alaska Airlines, Inc. as amended through March 7, 1991
3.2	Bylaws of Alaska Airlines, Inc. as amended and in effect November 4, 1997
4.1	Trust Indentures and Security Agreement for Alaska Airlines Equipment Trust Certificates, Series A and B (Exhibit No. 4(a)(1) to Form S-3, Amendment No. 1, Registration No. 33-46668)
4.2	Trust Indentures and Security Agreement for Alaska Airlines Equipment Trust Certificates, Series C and D (Exhibit No. 4(a)(1) to Form S-3, Amendment No. 2, Registration No. 33-46668)
4.3	Participation Agreement for Alaska Airlines Equipment Trust Certificates, Series A and B (Exhibit No. 4(b)(1) to Form S-3, Amendment No. 1, Registration No. 33-46668)
4.4	Participation Agreement for Alaska Airlines Equipment Trust Certificates, Series C and D (Exhibit No. 4(b)(1) to Form S-3, Amendment No. 2, Registration No. 33-46668)
4.5	Lease Agreement for Alaska Airlines Equipment Trust Certificates (Exhibit No. 4(b)(2) to Form S-3, Registration No. 33-46668)
10.1	Management Incentive Plan (2000 Alaska Air Group, Inc. Proxy Statement)
10.2	Loan Agreement dated as of December 1, 1984, between Alaska Airlines, Inc. and the Industrial Development Corporation of the Port of Seattle
#10.3
Lease Agreement dated January 22, 1990 between International Lease Finance Corporation and Alaska Airlines, Inc. for the lease of a B737-400 aircraft, summaries of 19 substantially identical lease agreements and Letter Agreement #1 dated January 22, 1990 (Exhibit 10-14 to 1990 10-K)
#10.4	Agreement dated September 18, 1996 between Alaska Airlines, Inc. and Boeing for the purchase of 12 Boeing 737-400 aircraft (Exhibit 10.1 to Third Quarter 1996 10-Q)
10.5	Alaska Air Group, Inc. 1981 Supplementary Retirement Plan for Elected Officers (Exhibit 10.7 to 1997 10-K)
10.6	Alaska Air Group, Inc. 1995 Supplementary Retirement Plan for Elected Officers (Exhibit 10.8 to 1997 10-K)
*
Filed herewith.

#
Confidential treatment was granted as to a portion of this document.