Form 10-Q
period 2002-03-31
ALASKA AIRLINES INC
filed 2002-05-02
CIK 3202

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to                   .

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

        The registrant has 500 common shares, par value $1.00, outstanding at March 31, 2002.

PART I. FINANCIAL STATEMENTS

ITEM 1. Financial Statements

BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

	December 31, 2001	March 31, 2002
	(In Millions)
ASSETS
Current Assets
Cash and cash equivalents	$490.2	$353.6
Marketable securities	170.4	265.8
Receivables from related companies	71.2	107.9
Receivables—net	67.0	81.0
Inventories and supplies—net	37.8	37.1
Prepaid expenses and other assets	68.1	71.7

Total Current Assets	904.7	917.1

Property and Equipment
Flight equipment	1,899.7	1,891.1
Other property and equipment	308.6	325.8
Deposits for future flight equipment	87.0	87.1

	2,295.3	2,304.0
Less accumulated depreciation and amortization	602.5	628.9

Total Property and Equipment—Net	1,692.8	1,675.1

Intangible Assets	12.5	12.5

Other Assets	131.7	134.1

Total Assets	$2,741.7	$2,738.8

See accompanying notes to financial statements.

BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

	December 31, 2001	March 31, 2002
	(In Millions Except Share Amounts)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable	$96.1	$105.2
Payables to related companies	4.4	4.2
Accrued aircraft rent	81.7	65.6
Accrued wages, vacation and payroll taxes	67.1	71.0
Other accrued liabilities	188.2	147.8
Air traffic liability	219.5	269.0
Current portion of long-term debt and capital lease obligations	43.2	43.7

Total Current Liabilities	700.2	706.5

Long-Term Debt and Capital Lease Obligations	863.3	862.5

Other Liabilities and Credits
Deferred income taxes	150.5	143.5
Deferred revenue	165.8	164.4
Other liabilities	171.5	191.0

	487.8	498.9

Shareholder's Equity
Common stock, $1 par value
Authorized: 1,000 shares Issued: 2001 and 2002—500 shares	—	—
Capital in excess of par value	324.8	324.8
Accumulated other comprehensive income (loss)	(3.1)	5.6
Retained earnings	368.7	340.5

	690.4	670.9

Total Liabilities and Shareholder's Equity	$2,741.7	$2,738.8

See accompanying notes to financial statements.

STATEMENTS OF INCOME (unaudited)
Alaska Airlines, Inc.

	Three Months Ended March 31
	2001	2002
	(In Millions)
Operating Revenues
Passenger	$385.1	$374.2
Freight and mail	18.3	15.9
Other—net	14.7	18.8

Total Operating Revenues	418.1	408.9

Operating Expenses
Wages and benefits	155.3	167.3
Contracted services	17.9	19.9
Aircraft fuel	74.0	55.2
Aircraft maintenance	31.1	36.5
Aircraft rent	35.3	31.8
Food and beverage service	13.2	13.9
Commissions	15.9	14.3
Other selling expenses	26.0	24.9
Depreciation and amortization	23.1	27.6
Loss on sale of assets	0.9	0.1
Landing fees and other rentals	21.5	23.7
Other	36.4	35.5

Total Operating Expenses	450.6	450.7

Operating Loss	(32.5)	(41.8)

Nonoperating Income (Expense)
Interest income	9.5	5.0
Interest expense	(12.1)	(11.9)
Interest capitalized	2.6	0.1
Other—net	(1.2)	4.7

	(1.2)	(2.1)

Loss before income tax	(33.7)	(43.9)
Income tax credit	(12.1)	(15.7)

Net Loss	$(21.6)	$(28.2)

See accompanying notes to financial statements.

STATEMENT OF SHAREHOLDER'S EQUITY (unaudited)
Alaska Airlines, Inc.

	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(In Millions)
Balances at December 31, 2001	$—	$324.8	$(3.1)	$368.7	$690.4
Net loss for the three months ended March 31, 2002				(28.2)	(28.2)
Other comprehensive income (loss) related to fuel hedges:
Change in fair value			16.4
Reclassification to earnings			(2.5)
Income tax effect			(5.2)

			8.7		8.7

Total comprehensive income (loss)					(19.5)

Balances at March 31, 2002	$—	$324.8	$5.6	$340.5	$670.9

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
Alaska Airlines, Inc.

	Three Months Ended March 31
	2001	2002
	(In Millions)
Cash flows from operating activities:
Net loss	$(21.6)	$(28.2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23.1	27.6
Amortization of airframe and engine overhauls	14.3	15.4
Loss on sale of assets	0.9	0.1
Decrease in deferred income taxes	(11.9)	(12.2)
Increase in accounts receivable	(42.4)	(50.8)
Decrease in other current assets	18.9	6.3
Increase in air traffic liability	58.0	49.4
Increase (decrease) in other current liabilities	2.5	(40.9)
Increase in deferred revenue and other-net	3.1	14.4

Net cash provided by (used in) operating activities	44.9	(18.9)

Cash flows from investing activities:
Proceeds from disposition of assets	—	0.8
Purchases of marketable securities	(79.6)	(117.7)
Sales and maturities of marketable securities	133.4	22.2
Property and equipment additions:
Flight equipment, including purchase deposits	(42.2)	(0.2)
Capitalized airframe and engine overhauls	(21.0)	(11.6)
Aircraft modifications, rotable parts, and other flight equipment	(10.2)	(3.0)
Other property and equipment	(10.4)	(5.9)
Restricted deposits	(0.4)	(2.1)

Net cash used in investing activities	(30.4)	(117.5)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	29.5	7.4
Long-term debt and capital lease payments	(60.2)	(7.6)

Net cash used in financing activities	(30.7)	(0.2)

Net change in cash and cash equivalents	(16.2)	(136.6)
Cash and cash equivalents at beginning of period	101.0	490.2

Cash and cash equivalents at end of period	$84.8	$353.6

Supplemental disclosure of cash paid (refunded) during the period for:
Interest	$16.0	$9.9
Income taxes	(0.1)	0.0
Noncash investing and financing activities	None	None

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
Alaska Airlines, Inc.

Note 1. Basis of Presentation and Significant Accounting policies

        The accompanying unaudited financial statements of Alaska Airlines, Inc. (the Company or Alaska), should be read in conjunction with the financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2001. They include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The adjustments made were of a normal recurring nature. The Company is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group) whose principal subsidiaries are Alaska Airlines, Inc. and Horizon Air Industries, Inc. Certain reclassifications have been made in the prior year's financial statements to conform to the 2002 presentation.

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Under this Statement, the Company's intangible assets are considered to have an indefinite life and will no longer be amortized but instead will be subject to periodic impairment testing. Additionally, we will be required to apply a fair market value based assumption test to our goodwill at least annually. The impact of the adoption of SFAS No. 142 is expected to increase annual net income by $0.5 million related to the discontinuance of amortization of existing goodwill. We are currently evaluating whether there will be additional impacts from the adoption of SFAS No. 142 on our financial statements such as an impairment of existing goodwill amounts.

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective for the Company on January 1, 2003). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is in the process of evaluating the financial statement impact of SFAS No. 143.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. " Adoption of this Statement, in the fiscal year beginning January 1, 2002, did not have a material impact on the Company's financial statements.

Note 2. Other Assets

        At December 31, 2001 and March 31, 2002, other assets included prepaid pension cost of $98.4 million and $97.5 million, respectively.

Note 3. Frequent Flyer Program (See Note 1 to Financial Statements at December 31, 2001)

        Alaska's Mileage Plan liabilities are included under the following balance sheet captions.

	December 31, 2001	March 31, 2002
	(In millions)
Current Liabilities:
Other accrued liabilities	$67.3	$66.8
Other Liabilities and Credits:
Deferred revenue	123.0	122.0
Other liabilities	58.0	72.0

Total	$248.3	$260.8

Alaska Airlines Financial and Statistical Data

	Three Months Ended March 31
	2001	2002	% Change
Financial Data (in millions):
Operating Revenues:
Passenger	$385.1	$374.2	(2.8)
Freight and mail	18.3	15.9	(13.1)
Other—net	14.7	18.8	27.9

Total Operating Revenues	418.1	408.9	(2.2)

Operating Expenses:
Wages and benefits	155.3	167.3	7.7
Contracted services	17.9	19.9	11.2
Aircraft fuel	74.0	55.2	(25.4)
Aircraft maintenance	31.1	36.5	17.4
Aircraft rent	35.3	31.8	(9.9)
Food and beverage service	13.2	13.9	5.3
Commissions	15.9	14.3	(10.1)
Other selling expenses	26.0	24.9	(4.2)
Depreciation and amortization	23.1	27.6	19.5
Loss on sale of assets	0.9	0.1	NM
Landing fees and other rentals	21.5	23.7	10.2
Other	36.4	35.5	(2.5)

Total Operating Expenses	450.6	450.7	0.0

Operating Loss	(32.5)	(41.8)	28.6

Interest income	9.5	5.0
Interest expense	(12.1)	(11.9)
Interest capitalized	2.6	0.1
Other—net	(1.2)	4.7

	(1.2)	(2.1)

Loss Before Income Tax	$(33.7)	$(43.9)	30.3

Operating Statistics:
Revenue passengers (000)	3,198	3,193	(0.2)
RPMs (000,000)	2,895	2,977	2.8
ASMs (000,000)	4,428	4,467	0.9
Passenger load factor	65.4%	66.7%	1.3 pts
Breakeven load factor	73.4%	76.5%	3.1 pts
Yield per passenger mile	13.30 ¢	12.57 ¢	(5.5)
Operating revenue per ASM	9.44 ¢	9.16 ¢	(3.1)
Operating expenses per ASM	10.18 ¢	10.09 ¢	(0.9)
Expense per ASM excluding fuel	8.51 ¢	8.86 ¢	4.1
Fuel cost per gallon	97.1 ¢	73.6 ¢	(24.3)
Fuel gallons (000,000)	76.2	75.0	(1.6)
Average number of employees	10,203	9,815	(3.8)
Aircraft utilization (blk hrs/day)	11.0	10.1	(8.2)
Operating fleet at period-end	96	102	6.3

NM = Not Meaningful

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

        This report may contain forward-looking statements that are based on the best information currently available to management. These forward-looking statements are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are indicated by phrases such as "will", "should", "the Company believes", "we expect" or any other language indicating a prediction of future events. There can be no assurance that actual developments will be those anticipated by the Company. Actual results could differ materially from those projected as a result of a number of factors, some of which the Company cannot predict or control. For a discussion of these factors, please see Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

First Quarter 2002 Compared with First Quarter 2001

        Net loss for the first quarter of 2002 was $28.2 million compared with a loss of $21.6 million in 2001. The operating loss for the first quarter of 2002 was $41.8 million compared with an operating loss of $32.5 million for 2001. Financial and statistical data is shown on page eight. A discussion of this data follows.

Revenues

        Capacity was down 4.9% in January but increased 3.1% in February and 4.5% in March. For the quarter, capacity increased 0.9% due to our service to new markets (Seattle to Washington D.C., Los Angeles to Cancun and Los Angeles to Calgary), partially offset by reduced service in existing markets, especially the Pacific Northwest to Southern California and Northern California. Traffic grew by 2.8%, and our passenger load factor increased 1.3 percentage points. The Canada and Mexico markets experienced the largest increases in load factor. Passenger yields were down 5.5% due to a combination of fewer business passengers, a drop off in demand due to the September 11, 2001 terrorist attacks, and fare sales offered to stimulate demand. Yields were down in virtually all major markets, with Mexico and Canada showing the largest decreases. The lower yield combined with the higher load factor resulted in a 3.1% decrease in revenue per available seat mile (ASM). The higher traffic combined with the lower yield resulted in a 2.8% decrease in passenger revenue.

        Freight and mail revenues decreased 13.1% due to lower freight and mail volumes as a result of decreased business activity and increased security restrictions. Other-net revenues increased 27.9%, largely due to increased revenue from the sale of miles in Alaska's frequent flyer program.

Expenses

        For the quarter, total operating expenses were flat compared to 2001. Fuel expense decreased by $18.8 million, which was offset by increases in other expense categories, primarily wages and benefits. Cost per ASM decreased by 0.9%. Cost per ASM excluding fuel increased by 4.1%. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

  •
  Wages and benefits increased 7.7% due to a 12.0% increase in average wages and benefits per employee combined with a 3.8% decrease in the number of employees. Average wages and benefits per employee increased due to a pilot pay increase that was effective in June 2001, longevity increases for union employees, annual merit raises for management employees, and higher pension and health insurance costs for all employees.

  •
  Contracted services increased 11.2% primarily due to increased airport security screening costs.

  •
  Fuel expense decreased 25.4% due to a 24.3% decrease in the cost per gallon of fuel and a 1.6% decrease in gallons consumed. The fuel consumption rate decreased 0.7% due to the use of more fuel-efficient B737-700 and B737-900 aircraft. The lower fuel prices saved $17.7 million.

  •
  Maintenance expense increased 17.4%, largely due to increased airframe overhaul expenses. A total of 11 "C" checks (annual airframe inspections) were performed at outside contractors in 2002 compared to three in 2001. Higher amortization of airframe and engine overhauls that were capitalized in prior years also contributed to the growth in maintenance expense.

  •
  Commission expense decreased 10.1%, exceeding the 2.8% decrease in passenger revenue, due to a commission cap we instituted in November 2001 and the continuing shift to direct sales channels. In 2002, 58.5% of Air Group ticket sales were made through travel agents, versus 61.6% in 2001. In 2002, 18.8% of the ticket sales were made through Alaska's Internet web site versus 14.9% in 2001.

  •
  Depreciation and amortization increased 19.5%, primarily because we owned seven more aircraft in 2002.

  •
  Landing fees and other rentals increased 10.2%, primarily due to higher rates. The 2002 results include a $2.2 million credit from adjusting a December 2001 accrual due to a year-end airport assessment coming in lower than expected. Absent this credit, landing fees and other rentals increased 20.5%. The higher rates are attributable to airport construction projects and the effects of increased security and other costs resulting from the events of September 11.

  •
  Other expense decreased 2.5%, as lower supplies, property tax, passenger remuneration, personnel and legal costs offset higher expenditures for insurance.

Nonoperating Income (Expense)

        Net nonoperating items were $2.1 million expense in 2002 compared to $1.2 million expense in 2001. Interest income decreased $4.5 million due to lower interest rates, while interest expense (net of capitalized interest) was up $2.3 million due to new debt incurred in the past year and much lower levels of capitalization. Other-net included a $2.5 million gain due to the increase in value of fuel hedging contracts in 2002 (compared with a $1.4 million loss on such contracts in 2001), a $1.4 million insurance recovery and a $1.0 million gain on conversion of Equant N.V. shares (a telecommunications network company owned by many airlines).

        Income Tax Credit    Accounting standards require us to provide for income taxes each quarter based on our estimate of the effective tax rate for the full year. The volatility of air fares and fuel prices and the seasonality of our business make it difficult to accurately forecast full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as employee per diem costs. In estimating the 35.8% tax rate for the first quarter of 2002, we considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and our forecast of pretax income for the full year. We evaluate this rate each quarter and make adjustments if necessary.

Liquidity and Capital Resources

        The table below presents the major indicators of financial condition and liquidity.

	December 31, 2001	March 31, 2002	Change
	(In millions, except debt-to-capital)
Cash and marketable securities	$660.6	$619.4	$(41.2)
Working capital	204.5	210.6	6.1
Long-term debt and capital lease obligations	863.3	862.5	(0.8)
Shareholder's equity	690.4	670.9	(19.5)
Debt-to-capital	56%:44%	56%:44%	NA
Debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	72%:28%	72%:28%	NA

        The Company's cash and marketable securities portfolio decreased $41.2 million during the first three months of 2002. $49.4 million of the decrease is attributable to payments for transportation taxes related to the fourth quarter 2001 which we were allowed to defer until this quarter under the Air Transportation Safety and System Stabilization Act, and $33.4 million is from an increase in receivables from Horizon. Cash was also used for $20.7 million of capital expenditures, including the purchase of spare parts and airframe and engine overhauls.

        Shareholders' equity decreased $19.5 million primarily due to the net loss of $28.2 million.

        Commitments    As of March 31, 2002, the Company had firm orders for 8 aircraft requiring aggregate payments of approximately $237 million, as set forth below. In addition, Alaska has options to acquire 28 more B737s. Alaska expects to finance the new planes with either leases, long-term debt or internally generated cash.

	Delivery Period—Firm Orders
Aircraft
	2002	2003	2004	Total
Boeing B737-700	—	2	—	2
Boeing B737-900	1	2	3	6

Total	1	4	3	8

Payments (Millions)	$63	$105	$69	$237

        New Accounting Standards    In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" (effective for the Company on January 1, 2003). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is in the process of evaluating the financial statement impact of SFAS No. 143.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

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

        Management believes the ultimate disposition of this matter is not likely to materially affect the Company's financial position or results of operations. This forward-looking statement is based on management's current understanding of the relevant law and facts; it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

        The Company is also a party to other ordinary routine litigation incidental to its business and with respect to which no material liability is expected.

ITEM 6. Exhibits and Reports on Form 8-K

(a)
Exhibit 10—Employment agreement between Alaska Airlines, Inc. and George D. Bagley

(b)
No reports on Form 8-K were filed this quarter.

Signatures

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA AIRLINES, INC. Registrant
Date: April 29, 2002

/s/ Bradley D. Tilden Bradley D. Tilden Executive Vice President/Finance and Chief Financial Officer

/s/ Terri K. Maupin Terri K. Maupin Staff Vice President/Finance and Controller

QuickLinks

PART I. FINANCIAL STATEMENTS
  ITEM 1. Financial Statements
BALANCE SHEETS (unaudited) Alaska Airlines, Inc.
BALANCE SHEETS (unaudited) Alaska Airlines, Inc.
STATEMENTS OF INCOME (unaudited) Alaska Airlines, Inc.
STATEMENT OF SHAREHOLDER'S EQUITY (unaudited) Alaska Airlines, Inc.
STATEMENTS OF CASH FLOWS (unaudited) Alaska Airlines, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited) Alaska Airlines, Inc.
Alaska Airlines Financial and Statistical Data
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 6. Exhibits and Reports on Form 8-K
Signatures