Form 10-Q
period 2002-06-30
ALASKA AIRLINES INC
filed 2002-08-14
CIK 3202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)    No (   )

APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     The registrant has 500 common shares, par value $1.00, outstanding at July 31, 2002.

     Due to the restatement discussed in Note 2 and the additional work involved with this restatement, the Company’s independent public accountants have not completed their review of the financial statements included in this filing in accordance with professional standards for conducting such reviews.

     Upon completion of the review by the Company’s independent accountants, if a change is required to the accompanying unaudited financial statements, the Company will amend this Quarterly Report on Form 10-Q to present the reviewed unaudited financial statements and a discussion of any material changes made.

1a

PART I. FINANCIAL STATEMENTS

ITEM 1. Financial Statements

BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

ASSETS

	Restated
	December 31,	June 30,
(In Millions)	2001	2002

Current Assets
Cash and cash equivalents	$490.2	$269.8
Marketable securities	170.4	437.0
Receivables from related companies	71.2	82.1
Receivables — net	67.0	94.4
Inventories and supplies — net	37.8	38.3
Prepaid expenses and other assets	93.1	92.2

Total Current Assets	929.7	1,013.8

Property and Equipment
Flight equipment	1,888.0	1,887.9
Other property and equipment	326.7	349.9
Deposits for future flight equipment	71.6	61.9

	2,286.3	2,299.7
Less accumulated depreciation and amortization	609.1	662.3

Total Property and Equipment — Net	1,677.2	1,637.4

Intangible Assets	12.5	12.5

Other Assets	131.7	143.6

Total Assets	$2,751.1	$2,807.3

See accompanying notes to financial statements.

BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER’S EQUITY

	Restated
	December 31,	June 30,
(In Millions Except Share Amounts)	2001	2002

Current Liabilities
Accounts payable	$96.1	$107.3
Payables to related companies	4.4	4.1
Accrued aircraft rent	81.7	70.7
Accrued wages, vacation and payroll taxes	70.1	73.4
Other accrued liabilities	191.3	176.6
Air traffic liability	219.5	285.8
Current portion of long-term debt and capital lease obligations	43.2	45.7

Total Current Liabilities	706.3	763.6

Long-Term Debt and Capital Lease Obligations	847.9	852.1

Other Liabilities and Credits
Deferred income taxes	188.9	176.9
Deferred revenue	165.8	167.2
Other liabilities	124.4	151.8

	479.1	495.9

Shareholder’s Equity
Common stock, $1 par value Authorized: 1,000 shares Issued: 2001 and 2002 - 500 shares	—	--
Capital in excess of par value	324.8	324.8
Accumulated other comprehensive income (loss)	(3.1)	4.6
Retained earnings	396.1	366.3

	717.8	695.7

Total Liabilities and Shareholder’s Equity	$2,751.1	$2,807.3

See accompanying notes to financial statements.

STATEMENTS OF INCOME (unaudited)
Alaska Airlines, Inc.

Three Months Ended June 30	Restated
(In Millions)	2001	2002

Operating Revenues
Passenger	$434.7	$433.6
Freight and mail	21.4	20.0
Other — net	15.2	23.3

Total Operating Revenues	471.3	476.9

Operating Expenses
Wages and benefits	156.4	175.2
Contracted services	18.0	19.2
Aircraft fuel	74.1	64.2
Aircraft maintenance	32.2	36.1
Aircraft rent	35.0	31.8
Food and beverage service	14.7	16.2
Commissions	18.2	14.2
Other selling expenses	26.6	27.8
Depreciation and amortization	25.3	28.8
Loss on sale of assets	0.3	0.1
Landing fees and other rentals	23.3	28.4
Other	35.7	37.1

Total Operating Expenses	459.8	479.1

Operating Income (Loss)	11.5	(2.2)

Nonoperating Income (Expense)
Interest income	6.8	6.1
Interest expense	(10.6)	(11.6)
Interest capitalized	1.2	0.4
Other — net	(0.2)	4.6

	(2.8)	(0.5)

Income (loss) before income tax	8.7	(2.7)
Income tax expense (benefit)	3.6	(0.2)

Net Income (Loss)	$5.1	$(2.5)

See accompanying notes to financial statements.

STATEMENTS OF INCOME (unaudited)
Alaska Airlines, Inc.

Six Months Ended June 30	Restated
(In Millions)	2001	2002

Operating Revenues
Passenger	$819.8	$807.8
Freight and mail	39.7	35.9
Other — net	29.9	42.1

Total Operating Revenues	889.4	885.8

Operating Expenses
Wages and benefits	310.5	341.3
Contracted services	35.7	39.0
Aircraft fuel	148.1	119.4
Aircraft maintenance	67.5	71.7
Aircraft rent	70.3	63.6
Food and beverage service	27.9	30.1
Commissions	34.1	28.5
Other selling expenses	52.6	52.7
Depreciation and amortization	49.0	57.3
Loss on sale of assets	1.2	0.2
Landing fees and other rentals	44.8	52.1
Other	72.1	72.5

Total Operating Expenses	913.8	928.4

Operating Loss	(24.4)	(42.6)

Nonoperating Income (Expense)
Interest income	16.3	11.1
Interest expense	(22.7)	(23.5)
Interest capitalized	3.8	0.5
Other — net	(1.4)	9.3

	(4.0)	(2.6)

Loss before income tax	(28.4)	(45.2)
Income tax benefit	(9.7)	(15.4)

Net Loss	$(18.7)	$(29.8)

See accompanying notes to financial statements.

STATEMENT OF SHAREHOLDER’S EQUITY (unaudited)
Alaska Airlines, Inc.

			Accumulated
		Capital in	Other
	Common	Excess of	Comprehensive	Retained
(In Millions)	Stock	Par Value	Income (Loss)	Earnings	Total

Balances at December 31, 2001:
As previously reported	$—	$324.8	$(3.1)	$368.7	$690.4
Prior period adjustment (see Note 2)				27.4	27.4

As restated	—	324.8	(3.1)	396.1	717.8

Net loss for the six months ended June 30, 2002				(29.8)	(29.8)
Other comprehensive income (loss):
Related to fuel hedges:
Change in fair value			17.9
Reclassification to earnings			(6.8)
Income tax effect			(4.4)

			6.7		6.7

Related to marketable securities:
Change in fair value			0.5
Reclassification to earnings			0.6
Income tax effect			(0.1)

			1.0		1.0

Total comprehensive income (loss)					(22.1)

Balances at June 30, 2002	$—	$324.8	$4.6	$366.3	$695.7

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
Alaska Airlines, Inc.

	Restated
Six Months Ended June 30 (In Millions)	2001	2002

Cash flows from operating activities:
Net loss	$(18.7)	$(29.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	49.0	57.3
Amortization of airframe and engine overhauls	33.2	29.7
Changes in derivative fair values	2.0	(6.8)
Loss on disposition of assets	1.2	0.2
Decrease in deferred income taxes	(5.9)	(16.6)
Increase in accounts receivable — net	(50.1)	(38.3)
Decrease in other current assets	19.1	9.3
Increase in air traffic liability	83.1	66.3
Increase (decrease) in other current liabilities	1.3	(6.3)
Increase in deferred revenue and other-net	1.8	22.5

Net cash provided by operating activities	116.0	87.5

Cash flows from investing activities:
Proceeds from disposition of assets	0.1	0.9
Purchases of marketable securities	(239.4)	(358.5)
Sales and maturities of marketable securities	265.0	93.0
Property and equipment additions:
Flight equipment, including advance deposits	(219.1)	8.8
Capitalized overhauls	(29.1)	(29.7)
Other flight equipment	(25.8)	(4.2)
Other property	(21.3)	(18.2)
Restricted deposits and other	(0.8)	(6.7)

Net cash used in investing activities	(270.4)	(314.6)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	136.5	25.5
Long-term debt and capital lease payments	(47.7)	(18.8)

Net cash provided by financing activities	88.8	6.7

Net change in cash and cash equivalents	(65.6)	(220.4)
Cash and cash equivalents at beginning of period	101.0	490.2

Cash and cash equivalents at end of period	$35.4	$269.8

Supplemental disclosure of cash paid (refunded) during the period for:
Interest (net of amount capitalized)	$27.5	$23.6
Income taxes	(0.1)	(15.8)
Noncash investing and financing activities:	None	None

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
Alaska Airlines, Inc.

Note 1. Basis of Presentation and Significant Accounting policies

The accompanying unaudited financial statements of Alaska Airlines, Inc. (the Company or Alaska), should be read in conjunction with the financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2001. They include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Except for the restatement of the prior year’s financial statements as described below, the adjustments made were of a normal recurring nature. The Company is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group) whose principal subsidiaries are Alaska Airlines, Inc. and Horizon Air Industries, Inc. (Horizon). Certain reclassifications have been made in the prior year’s financial statements to conform to the 2002 presentation.

As further discussed in Note 2, the Company is restating its financial statements for the year ended December 31, 2001 and its unaudited financial statements for the quarterly period ended March 31, 2002 and for all quarterly periods during the year ended December 31, 2001. The Company expects to amend its Annual Report on Form 10-K for the year ended December 31, 2001.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Under this Statement the Company’s goodwill will no longer be amortized, but instead will be tested for impairment on a minimum of an annual basis. The impact of discontinuing amortization of existing goodwill has resulted in an increase of net income of $0.3 million for the six months ended June 30, 2002. During the second quarter of 2002, the Company completed the first step of its impairment test related to its $12.5 million of goodwill. Results of the test indicate that there may be an impairment as it was determined that the Company’s net book value exceeded its fair value. As a result, the Company is in the process of completing the second step of the impairment test to determine the amount of impairment, if any. The Company is unable to estimate the amount of the possible impairment, but is expected to complete the second step of the impairment test during the fourth quarter of 2002. If an impairment charge is made, it would not be reflected in the results of operations, but would be reflected as a cumulative effect of an accounting change in the Statements of Income.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (effective for the Company on January 1, 2003). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company expects that adoption of SFAS No. 143 will not have a material impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Adoption of this Statement, in the fiscal year beginning January 1, 2002, did not have a material impact on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement requires that only certain debt extinguishment transactions be classified as an extraordinary item. Additionally, under this Statement, capital leases that are modified so that the resulting agreement is an operating lease, shall be accounted for under the sale-leaseback provisions of SFAS No. 98. The Statement also includes minor modifications to existing U.S. Generally Accepted Accounting Principles (GAAP) literature. Provisions of the Statement are effective for the Company commencing in May 2002 through January 2003.

In June 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Statement is effective for the Company on January 1, 2003.

We do not expect a significant impact on our financial position or results of operations from adoption of SFAS No. 145 or 146.

Note 2. Restatement of Quarterly Financial Statements

In June 2002, the Company changed its accounting policies relating to the accrual for certain lease return costs and the capitalization of software development costs, and restated its previously issued financial statements for the year ended December 31, 2001, including interim periods within that year and the quarter ended March 31, 2002 to reflect these changes. The effect of these changes is as shown below, but in summary, they result in an increase in shareholder’s equity of $27.4 million as of December 31, 2001. Additionally, the Company changed its accounting for aircraft purchase commitments assumed by a third party, and made a reclassification of deferred income taxes, neither of which impact equity or earnings. These changes are more fully described below. Because the former methods are not considered to be in compliance with generally accepted accounting principles in the United States of America, the financial statements have been restated to give retroactive effect to these changes.

Leased Aircraft Return Costs

The Company leases many of its aircraft under relatively long-term operating lease agreements. These aircraft are subject to periodic airframe and engine overhauls based on the Company’s maintenance program. The Company’s previous policy was to capitalize these overhauls and amortize the costs over the estimated lives of the overhauls. Separately, many of the Company’s lease agreements contain provisions which require that at the end of the lease, either certain minimum times remain until the next overhaul, or the Company make a cash payment to the lessor. At the inception of the lease, the Company does not know the balance between actual time remaining to the next overhaul and cash payments that will be used to satisfy its return commitments. Under the previous method, the Company accrued the costs of returning leased aircraft, including any cash payments due to lessors and any unamortized overhauls, on a straight-line basis over the lives of the leases. Airframe and engine overhauls will now be capitalized and amortized over the remaining lease term, if shorter than the life of the overhaul. Additionally, under our new method, since the amount of cash payments by themselves cannot be reasonably predicted at the inception of the lease, the Company will be accruing cash payments expected to be made to lessors over the last few years of the lease when probable and estimable, versus over the entire lease term.

Internally Developed Software

The Company also revised its accounting practices for certain costs of internally developed software. These costs were previously charged to expense as they were incurred, and they will now be capitalized and amortized over the estimated lives of the software.

Aircraft Purchase Commitments

The Company has a purchase commitment that may trigger a liability under certain events of default. The Company previously recognized a portion of this commitment which was funded by a third party as a liability, and related aircraft purchase deposits, on its balance sheet. Since the executory contract for the purchase commitment is not an obligation of the Company until the aircraft is delivered, this commitment is now disclosed as a purchase commitment and not included in long-term debt or deposits for future flight equipment.

The effect of the restatement for the three months ended March 31, 2002 is as follows:

	Three Months Ended
	March 31, 2002

	Reported	Restated

	(in millions)
Total Operating Expenses	$450.7	$449.3
Net Loss	$(28.2)	$(27.3)

The effect of the restatement for the three months and six months ended June 30, 2001 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2001		June 30, 2001

	Reported	Restated	Reported	Restated

	(in millions)
Total Operating Expenses	$460.2	$459.8	$910.8	$913.8
Net Income (Loss)	$4.8	$5.1	$(16.8)	$(18.7)

The effect of the restatement on selected balance sheet items is as follows:

	December 31, 2001		March 31, 2002

	Reported	Restated	Reported	Restated

	(in millions)
Current Assets	$904.7	$929.7	$917.1	$942.1
Property and Equipment-Net	$1,692.8	$1,677.2	$1,675.1	$1,650.7
Current Liabilities	$700.2	$706.3	$706.5	$712.6
Long-Term Debt	$863.3	$847.9	$862.5	$839.8
Shareholders’ Equity	$690.4	$717.8	$670.9	$699.3

Note 3. Other Assets

At December 31, 2001 and June 30, 2002, other assets included prepaid pension cost of $98.4 million and $101.4 million, respectively.

Note 4. Frequent Flyer Program

Alaska’s Mileage Plan liabilities are included under the following balance sheet captions.

	December 31, 2001	June 30, 2002

	(In millions)
Current Liabilities:
Other accrued liabilities	$67.3	$69.9
Other Liabilities and Credits:
Deferred revenue	123.0	126.0
Other liabilities	58.0	80.0

Total	$248.3	$275.9

Note 5. U.S. Government Compensation

In September 2001, the U.S. Government passed the Air Transportation Safety and System Stabilization Act (the Act) to compensate the airlines for direct and incremental losses as a result of the September 11 terrorist attacks. Alaska estimates that it is eligible for up to $85 million, and it has recognized as income the $71.6 million received through June 30, 2002. In the second quarter of 2000, Alaska submitted its final application to the Department of Transportation (DOT), and is in the process of preparing responses to inquiries from the DOT regarding the final application. The Company expects final resolution of the application during the third quarter of 2002. The ultimate amount of compensation to be received may be higher or lower than the amount of cash that has been received to date.

Alaska Airlines Financial and Statistical Data

	Three Months Ended June 30			Six Months Ended June 30

	Restated		%	Restated		%
Financial Data (in millions):	2001	2002	Change	2001	2002	Change

Operating Revenues:
Passenger	$434.7	$433.6	(0.3)	$819.8	$807.8	(1.5)
Freight and mail	21.4	20.0	(6.5)	39.7	35.9	(9.6)
Other — net	15.2	23.3	53.3	29.9	42.1	40.8

Total Operating Revenues	471.3	476.9	1.2	889.4	885.8	(0.4)

Operating Expenses:
Wages and benefits	156.4	175.2	12.0	310.5	341.3	9.9
Contracted services	18.0	19.2	6.7	35.7	39.0	9.2
Aircraft fuel	74.1	64.2	(13.4)	148.1	119.4	(19.4)
Aircraft maintenance	32.2	36.1	12.1	67.5	71.7	6.2
Aircraft rent	35.0	31.8	(9.1)	70.3	63.6	(9.5)
Food and beverage service	14.7	16.2	10.2	27.9	30.1	7.9
Commissions	18.2	14.2	(22.0)	34.1	28.5	(16.4)
Other selling expenses	26.6	27.8	4.5	52.6	52.7	0.2
Depreciation and amortization	25.3	28.8	13.8	49.0	57.3	16.9
Loss on sale of assets	0.3	0.1	NM	1.2	0.2	NM
Landing fees and other rentals	23.3	28.4	21.9	44.8	52.1	16.3
Other	35.7	37.1	3.9	72.1	72.5	0.6

Total Operating Expenses	459.8	479.1	4.2	913.8	928.4	1.6

Operating Income (Loss)	11.5	(2.2)	NM	(24.4)	(42.6)	74.6

Interest income	6.8	6.1		16.3	11.1
Interest expense	(10.6)	(11.6)		(22.7)	(23.5)
Interest capitalized	1.2	0.4		3.8	0.5
Other — net	(0.2)	4.6		(1.4)	9.3

	(2.8)	(0.5)		(4.0)	(2.6)

Income (Loss) Before Income Tax	$8.7	$(2.7)	NM	$(28.4)	$(45.2)	59.2

Operating Statistics:
Revenue passengers (000)	3,698	3,616	(2.2)	6,896	6,809	(1.3)
RPMs (000,000)	3,290	3,372	2.5	6,185	6,349	2.7
ASMs (000,000)	4,683	4,929	5.2	9,111	9,396	3.1
Passenger load factor	70.3%	68.4%	(1.9)pts	67.9%	67.6%	(0.3)pts
Breakeven load factor	69.9%	70.0%	0.1 pts	71.9%	72.9%	1.0 pts
Yield per passenger mile	13.21¢	12.86¢	(2.7)	13.25¢	12.72¢	(4.0)
Operating revenue per ASM	10.06¢	9.68¢	(3.8)	9.76¢	9.43¢	(3.4)
Operating expenses per ASM	9.82¢	9.72¢	(1.0)	10.03¢	9.88¢	(1.5)
Expense per ASM excluding fuel	8.23¢	8.42¢	2.2	8.40¢	8.61¢	2.5
Fuel cost per gallon	92.3¢	78.0¢	(15.5)	94.6¢	75.9¢	(19.8)
Fuel gallons (000,000)	80.3	82.3	2.5	156.5	157.3	0.5
Average number of employees	10,201	10,222	0.2	10,202	10,019	(1.8)
Aircraft utilization (blk hrs/day)	11.1	10.8	(2.5)	11.0	10.4	(5.4)
Operating fleet at period-end	100	102	2.0	100	102	2.0

NM = Not Meaningful

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward-Looking Information

This report may contain forward-looking statements that are based on the best information currently available to management. These forward-looking statements are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are indicated by phrases such as “will”, “should”, “the Company believes”, “we expect” or any other language indicating a prediction of future events. There can be no assurance that actual developments will be those anticipated by the Company. Actual results could differ materially from those projected as a result of a number of factors, some of which the Company cannot predict or control. For a discussion of these factors, please see Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

As discussed in Note 2 to the financial statements, in June 2002 the Company restated its financial statements for the year ended December 31, 2001 and the interim periods within that year. The accompanying management’s discussion and analysis gives effect to the restatement.

Results of Operations

Second Quarter 2002 Compared with Second Quarter 2001

Our net loss for the second quarter of 2002 was $2.5 million compared with net income of $5.1 million in 2001. Our operating loss for the second quarter of 2002 was $2.2 million compared with operating income of $11.5 million for 2001. Financial and statistical data is shown on page 11. A discussion of this data follows.

Revenues

Our capacity increased 5.2% due to our service to new markets (Seattle to Washington D.C., Boston and Denver; Los Angeles to Cancun and Calgary), partially offset by reduced service in existing markets, especially the Pacific Northwest to Southern California and the Pacific Northwest to Northern California. Traffic grew by 2.5%, and our passenger load factor decreased 1.9 percentage points. The new Washington D.C., Boston and Denver markets experienced load factors exceeding the system average. Virtually all other markets experienced reductions in load factor. Passenger yields were down 2.7% due to a combination of fewer business passengers, a drop off in demand due to the September 11, 2001 terrorist attacks and the slowing economy, and fare sales offered to stimulate demand. Yields were down in all major markets except the Pacific Northwest to Southern California market. The lower yield combined with the lower load factor resulted in a 3.8% decrease in revenue per available seat mile (ASM). The higher traffic combined with the lower yield resulted in a 0.3% decrease in passenger revenue.

Freight and mail revenues decreased 6.5% primarily due to lower freight volumes attributable to increased security restrictions. Other-net revenues increased 53.3%, due to increased revenue related to the sale of miles in Alaska’s frequent flyer program, new security fee reimbursement revenue and higher essential air service subsidy rates.

Expenses

Total operating expenses increased 4.2% compared to 2001, while our cost per ASM decreased by 1.0%. Our cost per ASM excluding fuel increased by 2.2%. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits increased 12.0% due to an 11.8% increase in average wages and benefits per employee combined with a 0.2% increase in the number of employees. Average wages and benefits per employee increased due to pilot pay increases (11% effective in June 2001 plus 5% effective in May 2002), scale and step increases for union employees, annual merit raises for management employees, and higher pension and health insurance costs for all employees.

•	Fuel expense decreased 13.4% due to a 15.5% decrease in the cost per gallon of fuel combined with a 2.5% increase in gallons consumed. The lower fuel prices saved $11.8 million.

•	Maintenance expense increased 12.1%, largely due to increased airframe overhaul expenses. A total of 10 “C” checks (annual airframe inspections) were performed at outside contractors in 2002 compared to three in 2001.

•	Aircraft rent decreased 9.1%, due to lower lease rates on several aircraft and reduced spare parts rental costs.

•	Commission expense decreased 22.0%, much more than the 0.3% decrease in passenger revenue, due to a commission cap we instituted in November 2001 and the continuing shift to direct sales channels. In 2002, 57.8% of the Company’s ticket sales were made through travel agents, versus 61.4% in 2001. In 2002, 20.4% of total ticket sales were made through Alaska’s Internet web site versus 15.9% in 2001. In June 2002, the Company changed its travel agent commissions program to eliminate base commissions and move to a 100% incentive-based program. This change had no material impact on commissions expense in the second quarter of 2002, but is expected to reduce commission expense by approximately $17 million for the remainder of 2002, as compared to 2001.

•	Depreciation and amortization increased 13.8%, primarily because we owned an average of four more aircraft in 2002.

•	Landing fees and other rentals increased 21.9%, primarily due to higher rates. The higher rates are attributable to airport construction projects and the effects of increased security and other costs resulting from the events of September 11.

•	Other expense increased 3.9% due to higher insurance costs, offset by lower costs for legal, personnel, professional services and supplies.

Nonoperating Income (Expense)

Net nonoperating items were $0.5 million expense in 2002 compared to $2.8 million expense in 2001. The $2.3 million change was primarily due to a $4.3 million gain due to the increase in value of fuel hedging contracts in 2002 (compared with a $0.6 million loss on such contracts in 2001), offset by higher interest expense (net of capitalized interest) resulting from new debt incurred in the past year and much lower levels of capitalization.

Six Months 2002 Compared with Six Months 2001

The net loss for the six months ended June 30, 2002 was $29.8 million compared with a net loss of $18.7 million in 2001. The operating loss widened by $18.2 million to $42.6 million in 2002. Capacity increased 3.1% for the first six months of 2002 compared to 2001. This increase is attributable to service to new markets which commenced in late 2001 (Seattle to Washington D.C. and Los Angeles to Cancun), the first quarter of 2002 (Los Angeles to Calgary), and in April 2002 (Seattle to Denver and Boston). The increase was partially offset by reduced service in existing markets, primarily the Pacific Northwest to Southern and Northern California markets. Traffic increased by 2.7% compared to 2001, and our passenger load factor decreased 0.3 percentage points. The new Washington D.C., Boston and Denver markets have experienced load factors which exceed the system average for the year. Passenger yields decreased 4.0% compared to 2001, due to a combination of fewer business passengers, a drop off in demand due to the September 11, 2001 terrorist attacks, the slowing economy and fare sales offered to stimulate demand. The lower yield combined with the lower load factor resulted in a 3.4% decrease in revenue per ASM. The higher traffic combined with the lower yield resulted in a 1.5% decrease in passenger revenue. Freight and mail revenue decreased 9.6% due to lower freight volumes attributable to increased security restrictions as a result of the September 11, 2001 terrorist attacks. Other net revenues increased by 40.8% due primarily to increased revenue related to the sale of miles in Alaska’s frequent flyer program.

Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits increased 9.9% due to an 11.9% increase in average wages and benefits per employee combined with a 1.8% decrease in the number of employees. Average wages and benefits per employee increased due to pilot pay increases (11% effective in June 2001 plus 5% effective in May 2002), scale and step increases for union employees, annual merit raises for management employees, and higher pension and health insurance costs for all employees.

•	Fuel expense decreased 19.4% due to a 19.8% decrease in the cost per gallon of fuel combined with a 0.5% increase in gallons consumed. The lower fuel prices saved $29.5 million.

•	Commission expense decreased 16.4%, much more than the 1.5% decrease in passenger revenue, due to a commission cap we instituted in November 2001 and the continuing shift to direct sales channels. In 2002, 58.2% of Air Group ticket sales were made through travel agents, versus 61.5% in 2001. In 2002, 19.6% of total ticket sales were made through Alaska’s Internet web site versus 15.4% in 2001. In June 2002, the Company changed its travel agent commissions program to eliminate base commissions and move to a 100% incentive-based program. This change had no material impact on commissions expense in the second quarter of 2002, but is expected to reduce commission expense by approximately $17 million for the remainder of 2002, as compared to 2001.

•	Depreciation and amortization increased 16.9%, primarily because we owned an average of five more aircraft in 2002.

•	Landing fees and other rentals increased 16.3%, primarily due to higher rates. The higher rates are attributable to airport construction projects and the effects of increased security and other costs resulting from the events of September 11.

Nonoperating Income (Expense)

Net nonoperating items were $2.6 million expense in the first six months of 2002 compared to $4.0 million expense in the same period of 2001. The $1.4 million net change was primarily as a result of a $6.8 million gain due to the increase in value of fuel hedging contracts in 2002 (compared with a $2.0 million loss on such contracts in 2001), offset by lower interest income and higher interest expense (net of capitalized interest) resulting from new debt incurred in the past year and much lower levels of capitalization.

Income Tax Benefit

Accounting standards require us to provide for income taxes each quarter based on our estimate of the effective tax rate for the full year. The volatility of air fares and fuel prices and the seasonality of our business make it difficult to accurately forecast full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as employee per diem costs. In estimating the 34.1% tax rate for the first half of 2002, we considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and our forecast of pretax income for the full year. We evaluate this rate each quarter and make adjustments if necessary.

Critical Accounting Policies

During the second quarter of 2002, the Company revised its accounting practices with respect to lease return costs. This change is more fully described in Note 2 to the financial statements.

Liquidity and Capital Resources

The table below presents the major indicators of financial condition and liquidity.

	December 31, 2001 Restated	June 30, 2002	Change

(In millions, except debt-to-capital)
Cash and marketable securities	$660.6	$706.8	$46.2
Working capital	223.4	250.2	26.8
Long-term debt and capital lease obligations	847.9	852.1	4.2
Shareholder’s equity	717.8	695.7	(22.1)
Debt-to-capital	54%:46%	55%:45%	NA
Debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	71%:29%	71%:29%	NA

The Company’s cash and marketable securities portfolio increased $46.2 million during the first six months of 2002. Operating activities provided $87.5 million of cash during this period. Additional cash was provided by the issuance of $25.5 million of new debt. Cash was used for $43.3 million of capital expenditures, including flight equipment deposits, the purchase of spare parts, airframe and engine overhauls, and for $18.8 million of debt repayment.

Shareholders’ equity decreased $22.1 million primarily due to the net loss of $29.8 million.

Commitments As of June 30, 2002, the Company had firm orders for 10 aircraft requiring aggregate payments of approximately $301 million, as set forth below. In addition, Alaska has options to acquire 24 more B737s. Alaska expects to finance the new planes with either leases, long-term debt or internally generated cash.

	Delivery Period - Firm Orders

Aircraft	2002	2003	2004	Total

Boeing B737-700	—	3	—	3
Boeing B737-900	1	3	3	7

Total	1	6	3	10

Payments (Millions)	$69	$164	$68	$301

New Accounting Standards - In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” (effective for the Company on January 1, 2003). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company expects that adoption of SFAS No. 143 will not have a material impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Adoption of this Statement, in the fiscal year beginning January 1, 2002, did not have a material impact on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement requires that only certain debt extinguishment transactions be classified as an extraordinary item. Additionally, under this Statement, capital leases that are modified so that the resulting agreement is an operating lease, shall be accounted for under the sale-leaseback provisions of SFAS No. 98. The Statement also includes minor modifications to existing GAAP literature. Provisions of the Statement are effective for the Company commencing in May 2002 through January 2003.

In June 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Statement is effective for the Company on January 1, 2003.

We do not expect a significant impact on our financial position or results of operations from adoption of SFAS No. 145 or 146.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

At June 30, 2002, the Company had swap agreements for crude oil contracts in place to hedge approximately 40% of its 2002 and 35% of its 2003 expected jet fuel requirements. At June 30, 2002, these contracts had unrealized pretax gains of $6.1 million.

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

Management believes the ultimate disposition of this matter is not likely to materially affect the Company’s financial position or results of operations. This forward-looking statement is based on management’s current understanding of the relevant law and facts; it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

The Company is also a party to other ordinary routine litigation incidental to its business and with respect to which no material liability is expected.

ITEM 5. Other Information

Employees

Alaska has two major labor contracts becoming amendable in 2002. Negotiations have begun with the International Association of Machinists and Aerospace Workers regarding the Clerical, Office and Passenger Service (COPS) employee group. The COPS contract is amendable October 29, 2002. During the third quarter of 2002, negotiations are expected to begin with the Aircraft Mechanics Fraternal Association (AMFA) regarding the mechanics, inspectors and cleaners employee group. The AMFA contract is amendable December 25, 2002.

ITEM 6. Exhibits and Reports on Form 8-K

Exhibit 3.1 Articles of Incorporation of Alaska Airlines, Inc., as amended, filed herein.

Exhibit 3.2 Bylaws of Alaska Airlines, Inc. (Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended December 31, 2000.)

Exhibit 99.1 Certification of Chief Executive Officer Persuant to 18 U.S.C. Section 1350

Exhibit 99.2 Certification of Chief Financial Officer Persuant to 18 U.S.C. Section 1350

On May 28, 2002, a report on Form 8-K was filed disclosing a change in the registrant’s certifying accountant.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA AIRLINES, INC. Registrant

Date: August 14, 2002

/s/ Bradley D. Tilden Bradley D. Tilden Executive Vice President/Finance and Chief Financial Officer

/s/ Terri K. Maupin Terri K. Maupin Staff Vice President/Finance and Controller