Form 10-Q
period 2002-09-30
ALASKA AIRLINES INC
filed 2002-11-14
CIK 3202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

         The registrant has 500 common shares, par value $1.00, outstanding at October 31, 2002.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

	Restated
	December 31,	September 30,
(In Millions)	2001	2002

ASSETS

Current Assets

Cash and cash equivalents	$490.2	$308.1

Marketable securities	170.4	354.4

Receivables from related companies	71.2	83.9

Receivables — net	67.0	84.6

Inventories and supplies — net	37.8	39.3

Prepaid expenses and other assets	92.4	87.2

Total Current Assets	929.0	957.5

Property and Equipment

Flight equipment	1,888.0	1,922.3

Other property and equipment	326.7	362.7

Deposits for future flight equipment	71.6	61.2

	2,286.3	2,346.2

Less accumulated depreciation and amortization	609.1	688.5

Total Property and Equipment — Net	1,677.2	1,657.7

Goodwill	12.5	12.5

Other Assets	131.7	138.9

Total Assets	$2,750.4	$2,766.6

See accompanying notes to financial statements.

BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

	Restated
	December 31,	September 30,
(In Millions Except Share Amounts)	2001	2002

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities

Accounts payable	$96.1	$115.3

Payables to related companies	4.4	4.0

Accrued aircraft rent	81.7	72.5

Accrued wages, vacation and payroll taxes	70.1	75.2

Other accrued liabilities	191.4	166.9

Air traffic liability	218.7	232.6

Current portion of long-term debt and capital lease obligations	43.2	46.2

Total Current Liabilities	705.6	712.7

Long-Term Debt and Capital Lease Obligations	847.9	843.7

Other Liabilities and Credits

Deferred income taxes	188.9	182.7

Deferred revenue	165.8	165.9

Other liabilities	124.4	154.3

	479.1	502.9

Shareholder’s Equity

Common stock, $1 par value Authorized: 1,000 shares Issued: 2001 and 2002 - 500 shares	—	-

Capital in excess of par value	324.8	324.8

Accumulated other comprehensive income (loss)	(3.1)	9.0

Retained earnings	396.1	373.5

	717.8	707.3

Total Liabilities and Shareholder’s Equity	$2,750.4	$2,766.6

See accompanying notes to financial statements.

STATEMENTS OF INCOME (unaudited)
Alaska Airlines, Inc.

Three Months Ended September 30	Restated
(In Millions)	2001	2002

Operating Revenues

Passenger	$441.8	$467.1

Freight and mail	20.8	19.7

Other — net	22.0	25.2

Total Operating Revenues	484.6	512.0

Operating Expenses

Wages and benefits	166.5	186.0

Contracted services	19.0	19.0

Aircraft fuel	71.7	70.7

Aircraft maintenance	32.5	31.6

Aircraft rent	33.7	32.1

Food and beverage service	14.5	17.8

Commissions	16.3	12.1

Other selling expenses	26.3	26.1

Depreciation and amortization	27.4	29.5

Loss on sale of assets	0.6	0.5

Landing fees and other rentals	25.9	30.2

Other	34.0	39.5

Total Operating Expenses	468.4	495.1

Operating Income	16.2	16.9

Nonoperating Income (Expense)

Interest income	7.9	6.3

Interest expense, net	(10.9)	(10.8)

U.S. government compensation	18.7	0.3

Other — net	(0.3)	(2.3)

	15.4	(6.5)

Income before income tax	31.6	10.4

Income tax expense	(10.2)	(3.2)

Net Income	$21.4	$7.2

See accompanying notes to financial statements.

STATEMENTS OF INCOME (unaudited)
Alaska Airlines, Inc.

Nine Months Ended September 30	Restated
(In Millions)	2001	2002

Operating Revenues

Passenger	$1,261.6	$1,274.9

Freight and mail	60.5	55.6

Other — net	58.6	73.0

Total Operating Revenues	1,380.7	1,403.5

Operating Expenses

Wages and benefits	479.0	529.1

Contracted services	57.0	59.9

Aircraft fuel	219.8	190.1

Aircraft maintenance	100.0	103.3

Aircraft rent	104.0	95.7

Food and beverage service	42.4	47.9

Commissions	50.4	40.6

Other selling expenses	78.9	78.8

Depreciation and amortization	76.5	86.8

Loss on sale of assets	1.8	0.7

Landing fees and other rentals	70.7	82.3

Other	108.4	114.0

Total Operating Expenses	1,388.9	1,429.2

Operating Loss	(8.2)	(25.7)

Nonoperating Income (Expense)

Interest income	24.2	17.4

Interest expense, net	(29.8)	(33.8)

U.S. government compensation	18.7	0.3

Other — net	(1.7)	7.0

	11.4	(9.1)

Income (loss) before income tax	3.2	(34.8)

Income tax (expense) benefit	(0.5)	12.2

Net Income (Loss)	$2.7	$(22.6)

See accompanying notes to financial statements.

STATEMENT OF SHAREHOLDER’S EQUITY (unaudited)
Alaska Airlines, Inc.

			Accumulated
		Capital in	Other
	Common	Excess of	Comprehensive	Retained
(In Millions)	Stock	Par Value	Income (Loss)	Earnings	Total

Balances at December 31, 2001:

As previously reported	$—	$324.8	$(3.1)	$368.7	$690.4

Prior period adjustment (see Note 2)				27.4	27.4

As restated	—	324.8	(3.1)	396.1	717.8

Net loss for the nine months ended September 30, 2002				(22.6)	(22.6)

Other comprehensive income (loss):

Related to fuel hedges:

Change in fair value			21.1

Reclassification to earnings			(4.4)

Income tax effect			(6.6)

			10.1		10.1

Related to marketable securities:

Change in fair value			1.9

Reclassification to earnings			0.7

Income tax effect			(0.6)

			2.0		2.0

Total comprehensive loss					(10.5)

Balances at September 30, 2002	$—	$324.8	$9.0	$373.5	$707.3

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
Alaska Airlines, Inc.

	Restated
Nine Months Ended September 30 (In millions)	2001	2002

Cash flows from operating activities:

Net loss	$2.7	($22.6)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	76.5	86.8

Amortization of airframe and engine overhauls	41.9	44.8

Changes in derivative fair values	2.5	(4.2)

Loss on disposition of assets	1.8	.7

Increase (decrease) in deferred income taxes	17.8	(13.3)

Increase in accounts receivable — net	(3.7)	(30.7)

Decrease in other current assets	23.1	13.9

Increase in air traffic liability	26.0	13.8

Increase (decrease) in other current liabilities	41.9	(4.2)

Increase in other liabilities	16.4	26.8

Increase in deferred revenue	21.0	.2

Other, net	(2.1)	7.6

Net cash provided by operating activities	265.8	119.6

Cash flows from investing activities:

Proceeds from disposition of assets	.2	1.0

Purchases of marketable securities	(670.6)	(457.1)

Sales and maturities of marketable securities	394.5	275.7

Property and equipment additions:

Aircraft purchase deposits	(32.0)	(18.6)

Capitalized overhauls	(37.5)	(35.6)

Aircraft	(253.4)	(36.8)

Other flight equipment	(29.9)	(5.8)

Other property	(28.6)	(32.2)

Aircraft deposits returned	20.5	22.4

Restricted deposits and other	(1.3)	(13.4)

Net cash used in investing activities	(638.1)	(300.4)

Cash flows from financing activities:

Proceeds from issuance of long-term debt	359.5	25.5

Long-term debt and capital lease payments	(57.8)	(26.8)

Net cash provided by (used in) financing activities	301.7	(1.3)

Net change in cash and cash equivalents	(70.6)	(182.1)

Cash and cash equivalents at beginning of period	101.0	490.2

Cash and cash equivalents at end of period	$30.4	$308.1

Supplemental disclosure of cash paid (refunded) during the period for:

Interest (net of amount capitalized)	$34.8	$32.1

Income taxes	(0.1)	(16.1)

Noncash investing and financing activities	None	None

See accompanying notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Alaska Airlines, Inc.

Note 1. Basis of Presentation and Significant Accounting Policies

         The accompanying unaudited financial statements of Alaska Airlines, Inc. (Alaska or the Company) should be read in conjunction with the financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2001, subject to the restatement described in Note 2 below In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of September 30, 2002, as well as the results of its operations for the three and nine months ended September 30, 2002 and 2001. Except for the restatement of the prior year’s financial statements as described below, the adjustments made were of a normal recurring nature. Certain reclassifications have been made in the prior year’s restated financial statements to conform to the 2002 presentation.

         The Company is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group) whose principal subsidiaries are Alaska Airlines, Inc. and Horizon Air Industries, Inc. (Horizon).

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Significant estimates include assumptions used to record liabilities, expenses and revenue associated with the Company’s Mileage Plan, estimated useful lives of property and equipment and intangible assets, and the amounts of certain accrued liabilities. Actual results may differ from these estimates.

         As further discussed in Note 2, in June 2002, the Company restated its financial statements for the year ended December 31, 2001 and its unaudited financial statements for the quarterly period ended March 31, 2002 and for all quarterly periods during the year ended December 31, 2001. The Company expects to file an amendment to its Annual Report on Form 10-K for the year ended December 31, 2001 which will include its restated financial statements.

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under this statement, the Company’s goodwill will no longer be amortized, but instead will be tested for impairment on a minimum of an annual basis. The impact of discontinuing amortization of existing goodwill has resulted in an increase of net income of $0.4 million for the nine months ended September 30, 2002. During the second quarter of 2002, the Company completed the first step of its impairment test related to its $12.5 million of goodwill. Results of the test indicate that there may be an impairment as it was determined that the Company’s net book value exceeded its fair value. As a result, the Company is in the process of completing the second step of the impairment test to determine the amount of impairment, if any. The Company is unable to estimate the amount of the possible impairment, but is expected to complete the second step of the impairment test during the fourth quarter of 2002.

         In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement also requires that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement, is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Adoption of this statement, in the fiscal year beginning January 1, 2002, did not have a material impact on the Company’s financial position, results of operations or cash flows.

         In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement requires that only certain debt extinguishment transactions be classified as extraordinary items. Additionally, under this statement, capital leases that are modified so that the resulting agreement is an operating lease, shall be accounted for under the sale-leaseback provisions of SFAS No. 98. SFAS No. 145 also includes minor modifications to existing GAAP literature. SFAS No. 145 is generally effective for financial statements issued for fiscal years beginning after May 15, 2002. The adoption of this statement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

         In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The statement is effective for the Company for transactions on or after January 1, 2003 and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2. Restatement of Financial Statements

         In June 2002, the Company changed its accounting policies relating to the accrual for certain lease return costs and the capitalization of software development costs, and restated its previously issued consolidated financial statements for the year ended December 31, 2001, including the interim periods within that year. The effect of these changes is as shown below and results in an increase in Shareholder’s equity of $27.4 million as of December 31, 2001. In addition, the Company changed its accounting for aircraft purchase commitments assumed by a third party, and made a reclassification of deferred income taxes, neither of which impacted previously reported equity or earnings. These changes are more fully described below. Because the former methods are not considered to be in compliance with GAAP, the financial statements have been restated to give retroactive effect to these changes.

Leased Aircraft Return Costs

         The Company leases many of its aircraft under relatively long-term operating lease agreements. These aircraft are subject to periodic airframe and engine overhauls based on the Company’s maintenance program. The Company’s previous policy was to capitalize these overhauls and amortize the costs over the estimated lives of the overhauls. Separately, many of the Company’s lease agreements contain provisions which require that at the end of the lease, either certain minimum times remain until the next overhaul or the Company make a cash payment to the lessor. At the inception of the lease, the Company does not know the balance between actual time remaining to the next overhaul and cash payments that will be used to satisfy its return commitments. Under the previous method, the Company accrued the costs of returning leased aircraft, including any cash payments due to lessors and any unamortized overhauls, on a straight-line basis over the lives of the leases. Airframe and engine overhauls are now capitalized and amortized over the remaining lease term, if shorter than the life of the overhaul. Additionally, under the new method, since the amount of cash payments by themselves cannot be

"

reasonably predicted at the inception of the lease, the Company will accrue cash payments expected to be made to lessors over the last few years of the lease when probable and estimable, versus over the entire lease term.

Internally Developed Software

         The Company also revised its accounting practices for certain costs of internally developed software. These costs were previously charged to expense as they were incurred, and they are now capitalized and amortized over the estimated lives of the software.

Aircraft Purchase Commitments

         The Company has a purchase commitment that may trigger a liability under certain events of default. The Company previously recognized a portion of this commitment which was funded by a third party as a liability, and related aircraft purchase deposits, on its balance sheet. Since the executory contract for the purchase commitment is not an obligation of the Company until the aircraft is delivered, this commitment will be disclosed as a purchase commitment and not included in long-term debt or deposits for future flight equipment.

         The effect of the restatement for the three and nine months ended September 30, 2001 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2001		September 30, 2001

	As Previously		As Previously
	Reported	Restated	Reported	Restated

	(in millions)
Total Operating Expenses	$464.1	$468.4	$1,374.9	$1,388.9

Net Income	$21.2	$21.4	$4.4	$2.7

         The effect of the restatement on selected balance sheet items is as follows as of December 31, 2001:

	December 31, 2001

	As Previously
	Reported	Restated

	(in millions)
Current Assets	$904.7	$929.0

Property and Equipment-Net	$1,692.8	$1,677.2

Current Liabilities	$700.2	$705.6

Long-Term Debt	$863.3	$847.9

Shareholder’s Equity	$690.4	$717.8

Note 3. Frequent Flyer Program

         Alaska’s Mileage Plan liabilities are included under the following balance sheet captions:

	December 31, 2001	September 30, 2002

	(in millions)
Current Liabilities:

Other accrued liabilities	$67.3	$77.5

Other Liabilities and Credits:

Deferred revenue	123.0	126.0

Other liabilities	58.0	80.0

Total	$248.3	$283.5

Note 4. Other Assets

         At December 31, 2001 and September 30, 2002, other assets included prepaid pension cost of $98.4 million and $90.2 million, respectively.

Note 5. U.S. Government Compensation

         In September 2001, the U.S. Government passed the Air Transportation Safety and System Stabilization Act to compensate the airlines for direct and incremental losses as a result of the September 11 terrorist attacks. In the second quarter of 2002, Alaska submitted the final application to the Department of Transportation (DOT) based on the Company’s losses. During the third quarter of 2002, the DOT completed its review procedures and remitted a final compensation payment to the Company of $0.3 million. This amount is reflected in the statement of income during the three months ended September 30, 2002.

ALASKA AIRLINES FINANCIAL AND STATISTICAL DATA (unaudited)

	Three Months Ended September 30			Nine Months Ended September 30

	Restated		%	Restated		%
Financial Data (in millions):	2001	2002	Change	2001	2002	Change

Operating Revenues:

Passenger	$441.8	$467.1	5.7%	$1,261.6	$1,274.9	1.1%

Freight and mail	20.8	19.7	-5.3%	60.5	55.6	-8.1%

Other — net	22.0	25.2	14.5%	58.6	73.0	24.6%

Total Operating Revenues	484.6	512.0	5.7%	1,380.7	1,403.5	1.7%

Operating Expenses:

Wages and benefits	166.5	186.0	11.7%	479.0	529.1	10.5%

Contracted services	19.0	19.0	0.0%	57.0	59.9	5.1%

Aircraft fuel	71.7	70.7	-1.4%	219.8	190.1	-13.5%

Aircraft maintenance	32.5	31.6	-2.8%	100.0	103.3	3.3%

Aircraft rent	33.7	32.1	-4.7%	104.0	95.7	-8.0%

Food and beverage service	14.5	17.8	22.8%	42.4	47.9	13.0%

Commissions	16.3	12.1	-25.8%	50.4	40.6	-19.4%

Other selling expenses	26.3	26.1	-0.8%	78.9	78.8	-0.1%

Depreciation and amortization	27.4	29.5	7.7%	76.5	86.8	13.5%

Loss on sale of assets	0.6	0.5	-16.7%	1.8	0.7	-61.1%

Landing fees and other rentals	25.9	30.2	16.6%	70.7	82.3	16.4%

Other	34.0	39.5	16.2%	108.4	114.0	5.2%

Total Operating Expenses	468.4	495.1	5.7%	1,388.9	1,429.2	2.9%

Operating Income (Loss)	16.2	16.9	4.3%	(8.2)	(25.7)	NM

Interest income	7.9	6.3		24.2	17.4

Interest expense	(11.9)	(11.3)		(34.6)	(34.8)

Interest capitalized	1.0	0.5		4.8	1.0

U.S. government compensation	18.7	0.3		18.7	0.3

Other — net	(0.3)	(2.3)		(1.7)	7.0

	15.4	(6.5)		11.4	(9.1)

Income (Loss) Before Income Tax	$31.6	$10.4	NM	$3.2	$(34.8)	NM

Operating Statistics:

Revenue passengers (000)	3,747	3,978	6.2%	10,643	10,787	1.4%

RPMs (000,000)	3,328	3,673	10.4%	9,514	10,022	5.3%

ASMs (000,000)	4,687	5,207	11.1%	13,798	14,602	5.8%

Passenger load factor	71.0%	70.5%	-0.5pts	69.0%	68.6%	-0.4pts

Breakeven load factor	70.0%	69.8%	-0.2pts	71.2%	71.8%	0.6pts

Yield per passenger mile	13.27¢	12.72¢	-4.2%	13.26¢	12.72¢	-4.1%

Operating revenue per ASM	10.34¢	9.83¢	-4.9%	10.01¢	9.61¢	-4.0%

Operating expenses per ASM	10.00¢	9.51¢	-4.9%	10.07¢	9.79¢	-2.8%

Expense per ASM excluding fuel	8.46¢	8.15¢	-3.7%	8.47¢	8.49¢	0.2%

Fuel cost per gallon	90.1¢	81.6¢	-9.4%	93.1¢	77.9¢	-16.3%

Fuel gallons (000,000)	79.6	86.6	8.8%	236.1	243.9	3.3%

Average number of employees	10,222	10,465	2.4%	10,209	10,167	-0.4%

Aircraft utilization (blk hrs/day)	10.3	11.2	8.2%	10.8	10.7	-0.9%

Operating fleet at period-end	102	102	0.0%	102	102	0.0%

NM	=	Not Meaningful

Note:

Certain reclassifications have been made to the September 30, 2001 restated statements of income to conform to the September 30, 2002 presentation.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Information

         This report may contain forward-looking statements that are based on the best information currently available to management. These forward-looking statements are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are indicated by phrases such as “will”, “should”, “the Company believes”, “we expect” or any other language indicating a prediction of future events, including without limitation statements relating to the Company’s expectations regarding financing new aircraft commitments There can be no assurance that actual developments will be those anticipated by the Company. Actual results could differ materially from those projected as a result of a number of factors, some of which the Company cannot predict or control. For a discussion of these factors, please see Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

         As discussed in Note 2 to the financial statements, in June 2002 the Company restated its financial statements for the year ended December 31, 2001 and the interim periods within that year. The accompanying management’s discussion and analysis gives effect to the restatement.

Results of Operations
Third Quarter 2002 Compared with Third Quarter 2001

Revenues

         Our capacity increased 11.1% during the three months ended September 30, 2002 when compared to the same period in 2001. This increase resulted largely from service to new markets (Seattle to Washington D.C., Boston and Denver; Los Angeles to Cancun and Calgary), partially offset by reduced service in existing markets, especially the Pacific Northwest to Northern California. Traffic grew by 10.4%, while passenger load factor decreased 0.5 percentage points. The new Washington D.C., Boston and Denver markets experienced load factors exceeding the system average. Virtually all other markets experienced reductions in load factor. For 2001, capacity, traffic and load factors were adversely impacted by the September 11th terrorist attacks. Passenger yields decreased 4.2% for the quarter compared to 2001 due to a combination of fewer business passengers, a drop off in demand due to the September 11, 2001 terrorist attacks and the slowing economy, and fare sales offered to stimulate demand. Yields were down in all major markets except the Pacific Northwest to Southern California market. The lower yield combined with the lower load factor resulted in a 4.9% decrease in revenue per available seat mile (ASM). The higher traffic combined with the lower yield resulted in a 5.7% increase in passenger revenue.

         Freight and mail revenues decreased 5.3% during the three months ended September 30, 2002 when compared to comparable periods in 2001. This decrease is primarily a result of increases in freight revenues offset by certain decreases in mail revenues.

         Other-net revenues increased 14.5%, due largely to increased revenue related to the sale of miles in Alaska’s frequent flyer program, new security fee reimbursement revenue and higher essential air service subsidy rates.

Expenses

         Total operating expenses increased 5.7% during the three months ended September 30, 2002 when compared to the same period in 2001, while our cost per ASM decreased by 4.9%. Our cost per ASM excluding fuel decreased by 3.7%. Explanations of significant period over period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $19.5 million, or 11.7% during the three months ended September 30, 2002 as compared to the same period in 2001. This increase is due principally to increases of $7.6 million, $6.3 million and $4.8 million in employee wages, pension costs and higher costs associated with medical insurance and workers compensation costs, respectively. Increases in wages resulted from pilot pay increases (11% effective in June 2001 plus 5% effective in May 2002), scale step increases for union employees and annual merit raises for management employees.

•	Fuel expense decreased 1.4% due to a 9.4% decrease in the cost per gallon of fuel combined with an 8.8% increase in gallons consumed. Fuel hedging saved $4.6 million during the three months ended September 30, 2002.

•	Commission expense decreased 25.8%, despite of a 5.7% increase in passenger revenue, due to the elimination of base commissions and the continuing shift to direct sales channels. In June 2002, the Company changed its travel agent commissions program to eliminate base commissions and move to a 100% incentive-based program. This change reduced commissions expense in the third quarter of 2002 by approximately $7.6 million. During the three months ended September 30, 2002, 54.5% of Air Group’s ticket sales were made through travel agents, versus 57.7% in 2001. During the three months ended September 30, 2002, 22.6% of total ticket sales were made through Alaska’s Internet web site versus 17.5% in 2001.

•	Aircraft maintenance expense decreased $.9 million or 2.8% during the three months ended September 30, 2002 when compared to the same period in 2001. This decrease is due largely to lower major engine repairs and overhauls. In the fourth quarter of 2002, the Company expects a 30% increase in maintenance expense when compared to the same period in 2001. This expected increase is a result of several maintenance checks scheduled for the 4th quarter of 2001 that were postponed until first quarter of 2002 while the Company assessed its operating needs in the aftermath of September 11th.

•	Landing fees and other rentals increased 16.6%, primarily due to higher rates as a result of airport construction projects, ground rents on our four new routes and 6.6% more departures during the three months ended September 30, 2002 as compared to the same period in 2001.

•	Other expense increased 16.2% due to higher insurance costs, partially offset by lower costs for property taxes, legal services, utilities, supplies and passenger remuneration costs.

Nonoperating Income (Expense)

         Net nonoperating income (expense) during the three months ended September 30, 2002 and 2001 includes $0.3 million and $18.7 million, respectively of U.S. government compensation received in connection with the September 11th terrorists attacks. Excluding these amounts, net nonoperating items were $6.8 million expense during the three months ended September 30, 2002 compared to $3.3 million expense during the same period in 2001. The $3.5 million change was due largely to a $2.5 million loss due to losses resulting from hedge ineffectiveness on certain fuel hedging contracts in 2002. The remaining decrease is a result of decreases in interest income resulting from overall decreases in interest rates in 2002.

Nine Months 2002 Compared with Nine Months 2001

Revenues

         The operating loss widened by $17.5 million to $25.7 million during the nine months ended September 30, 2002. Capacity increased 5.8% for the first nine months of 2002 compared to 2001. This increase is attributable to service to new markets which commenced in late 2001 (Seattle to Washington D.C. and Los Angeles to Cancun), the first quarter of 2002 (Los Angeles to Calgary), and in April 2002 (Seattle to Denver and Boston). The increase was partially offset by reduced service in existing markets, primarily the Pacific Northwest to Southern and Northern California markets. Traffic increased by 5.3% compared to 2001, and our passenger load factor decreased 0.4 percentage points. The new Washington D.C., Boston and Denver markets have experienced load factors which exceed the system average year to date. Passenger yields decreased 4.1% during the nine months ended September 30, 2002 compared to the same period in 2001, due to a combination of fewer business passengers, a drop off in demand due to the September 11th terrorist attacks, the slowing economy and fare sales offered to stimulate demand. The lower yield combined with the lower load factor resulted in a 4.0% decrease in revenue per ASM. The higher traffic combined with the lower yield resulted in a 1.1% increase in passenger revenue.

         Freight and mail revenue decreased 8.1% due to lower freight volumes attributable to increased security restrictions and a slower economy.

         Other-net revenues increased 24.6% primarily due to increased revenue related to the sale of miles in Alaska’s frequent flyer program, new security fee reimbursement revenue and higher essential air service subsidy rates.

Expenses

         Total operating expenses increased 2.9% during the nine months ended September 30, 2002 when compared to the same period in 2001. Cost per ASM decreased 2.8% and cost per ASM excluding fuel increased slightly by 0.2 percentage points. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits increased $50.1 million, or 10.5% during the nine months ended September 30, 2002 as compared to the same period in 2001. This increase is due principally to an increase in average wages and benefits per employee combined with an overall decrease in the number of employees. Average wages and benefits per employee increased due to pilot pay increases (11% effective in June 2001 plus 5% effective in May 2002), scale and step increases for union employees, annual merit raises for management employees, and higher pension and health insurance costs for all employees.

•	Fuel expense decreased 13.5% due to a 16.3% decrease in the cost per gallon of fuel combined with a 3.3% increase in gallons consumed. Fuel hedging saved $5.4 million during the nine months ended September 30, 2002.

•	Commission expense decreased 19.4%, despite a 1.1% increase in passenger revenue, due to elimination of base commissions and the continuing shift to direct sales channels. In June 2002, the Company changed its travel agent commissions program to eliminate base commissions and move to a 100% incentive-based program. During the nine months ended September 30, 2002, 57.0% of the Company’s ticket sales were made through travel agents, versus 60.5% during the same period in 2001. During the nine months ended September 30, 2002, 20.6% of total ticket sales were made through Alaska’s Internet web site versus 16.0% during the same period in 2001.

•	Depreciation and amortization increased 13.5%, due principally to equipment added during the year. In addition, Alaska owns one more 737-900 and 737-200 Combi this year when compared to the same period in 2001.

•	Landing fees and other rentals increased 16.4%, primarily due to higher rates as a result of airport construction projects, ground rents on our four new routes and more departures during the nine months ended September 30, 2002 as compared to the same period in 2001.

•	Other expense increased 5.2% due to higher insurance costs, partially offset by lower costs for property taxes, legal expenses, utilities, supplies, personnel and passenger remuneration costs.

Nonoperating Income (Expense)

         Net nonoperating income (expense) during the nine months ended September 30, 2002 and 2001 includes $0.3 million and $18.7 million, respectively, of U.S. government compensation received in connection with the September 11th terrorist attacks. Excluding these amounts, net nonoperating items were $9.4 million expense in 2002 compared to $7.3 million expense in 2001. The $2.1 million net change was due principally to an increase in gains resulting from hedge ineffectiveness on certain fuel hedging contracts in 2002 offset by lower interest income and higher interest expense resulting from new debt incurred in the past year.

Income Tax Benefit (Expense)

         Accounting standards require us to provide for income taxes each quarter based on our estimate of the effective tax rate for the full year. The volatility of airfares and fuel prices and the seasonality of our business make it difficult to accurately forecast full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as employee per diem costs. In estimating the 35.0% tax rate for the first nine months of 2002, we considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes and our forecast of pretax loss for the full year. We evaluate this effective rate each quarter and make adjustments if necessary.

Critical Accounting Policies

         For more information on the Company’s critical accounting policies, see Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. In June 2002, the Company revised its accounting practices with respect to aircraft lease return costs. This change is more fully described in Note 2 to the financial statements.

Liquidity and Capital Resources

         The table below presents the major indicators of financial condition and liquidity.

	December 31,	September 30,
	2001 Restated	2002	Change

	(In millions, except debt-to-capital)
Cash and marketable securities	$660.6	$662.5	$1.9

Working capital	223.4	244.8	21.4

Long-term debt and capital lease obligations, net of current	847.9	843.7	(4.2)

Shareholder’s equity	717.8	707.3	(10.5)

Debt-to-capital	54%:46%	54%:46%	NA

Debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	71%:29%	71%:29%	NA

         The Company’s cash and marketable securities portfolio increased $1.9 million during the first nine months of 2002. Operating activities provided $119.6 million of cash during this period. Additional cash was provided by the issuance of $25.5 million of new debt. Cash outflows included $106.7 million of capital expenditures, including the purchase of spare parts, airframe and engine overhauls and $36.8 million for purchases of new aircraft. In addition, the Company made $26.8 million of debt repayments.

         Shareholder’s equity decreased $10.5 million due principally to the net loss of $22.6 million, partially offset by an increase in accumulated other comprehensive income of $12.1 million

Aircraft Purchase Commitments - At September 30, 2002, the Company had firm orders for 14 aircraft requiring aggregate remaining payments of approximately $259 million, as set forth below. In addition, Alaska has options to acquire an additional 24 B737s. Alaska expects to finance five of the B737-700 deliveries in 2003 with operating leases and the remainder of the new planes with long-term debt or internally generated cash.

	Delivery Period - Firm Orders

Aircraft	2002	2003	2004	Total

Boeing 737-700	—	6	—	6

Boeing 737-900	—	5	3	8

Total	—	11	3	14

Payments (Millions)	$27	$164	$68	$259

New Accounting Standards – Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Under this Statement, the Company’s goodwill will no longer be amortized, but instead will be tested for impairment on a minimum of an annual basis. The impact of discontinuing amortization of existing goodwill has resulted in an increase of net income of $0.4 million for the nine months ended September 30, 2002. During the second quarter of 2002, the Company completed the first step of its impairment test related to its $12.5 million of goodwill. Results of the test indicate that there may be an impairment as it was determined that the Company’s net book value exceeded its fair value. As a result, the Company is in the process of completing the second step of the impairment test to determine the amount of impairment, if any. The Company is unable to estimate the amount of the possible impairment, but is expected to complete the second step of the impairment test during the fourth quarter of 2002.

         The Company has a purchase commitment that may trigger a liability under certain events of default. The Company previously recognized a portion of this commitment, which was funded by a third party as a liability, and related aircraft purchase deposits on its balance sheet. Since the executory contract for the purchase commitment is not an obligation of the Company until the aircraft is delivered, this commitment is now disclosed as a purchase commitment and not included in long-term debt or deposits for future flight equipment. See Note 2 to the financial statements.

         In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement also requires that the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

         In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“Statement 145”). This Statement requires that only certain debt extinguishment transactions be classified as extraordinary items. Additionally, under this Statement, capital leases that are modified so that the resulting agreement is an operating lease, shall accounted for under the sale-leaseback provisions of SFAS No. 98. SFAS 145also includes minor modifications to existing U.S. GAAP literature. The adoption of this statement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

         In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Statement is effective for the Company for transactions on or after January 1, 2003 and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

         The Company utilizes financial derivative instruments as hedges to decrease its exposure to jet fuel price increases. The Company accounts for its fuel hedge derivative instruments as cash flow hedges as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (SFAS 133). At September 30, 2002, the Company had hedge agreements in place to hedge approximately 40% of its 2002 and 35% of its 2003 expected jet fuel requirements. Under SFAS 133, all changes in fair value that are considered to be effective are recorded in accumulated other comprehensive income (loss) until the underlying jet fuel is consumed. The fair value of the Company’s hedge instruments at September 30, 2002 was a net asset of approximately $17.3 million, which is recorded in prepaid expenses and other assets in the balance sheet as of September 30, 2002.

         During the three and nine months ended September 30, 2002, the Company recognized approximately $4.6 million and $5.4 million in realized hedging gains which are reflected in aircraft fuel in the statements of income. During the three and nine months ended September 30, 2002, the Company recorded expense of $2.5 million and income of $4.4 million, respectively, related to the ineffectiveness of the Company’s hedges. These amounts are recorded as non-operating income (expense) in other-net in the statements of income.

         As of September 30, 2002, the Company had unrealized gains, net of tax of $10.1 million. These amounts are reflected in accumulated other comprehensive income (loss) in the balance sheet as of September 30, 2002.

ITEM 4. Controls and Procedures

         In the 90-day period before the filing of this report, the chief executive officer and chief financial officer of the Company (collectively, the certifying officers) have evaluated the effectiveness of the Company’s disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the Commission) is recorded, processed, summarized and reported, within the time periods specified by the Commission’s rules and forms, and that the information is communicated to the certifying officers on a timely basis.

         The certifying officers concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective for the Company, taking into consideration the size and nature of the Company’s business and operations.

         No significant changes in the Company’s internal controls or in other factors were detected that could significantly affect the Company’s internal controls subsequent to the date when the internal controls were evaluated.

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

ITEM 5. Other Information

Employees

         Alaska has two major labor contracts becoming amendable in 2002. Negotiations are continuing with the International Association of Machinists and Aerospace Workers regarding the Clerical, Office and Passenger Service (COPS) employee group. The COPS contract became amendable on October 29, 2002. During the third quarter of 2002, negotiations started with the Aircraft Mechanics Fraternal Association (AMFA) regarding the mechanics, inspectors and cleaners employee group. The AMFA contract is amendable December 25, 2002.

         Alaska has a labor contract with the Transit Workers Union (TWU), which covers 29 dispatchers. The contract was amendable on August 9, 2002. During the third quarter 2002, the Company and TWU agreed to a five-year contract term on all issues except hourly wage rate and certain wage-related issues. By agreement of both parties, those issues were submitted to interest arbitration to determine wages for a three-year period. The Company hopes to have resolution to these issues in the fourth quarter of 2002.

ITEM 6. Exhibits and Reports on Form 8-K

Exhibits

         Exhibit 99.1- Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

         Exhibit 99.2- Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Reports on Form 8-K

         None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     ALASKA AIRLINES, INC.

Registrant

Date: November 14, 2002

/s/ Terri K. Maupin

Terri K. Maupin
Staff Vice President/Finance and Controller

/s/ Bradley D. Tilden

Bradley D. Tilden
Executive Vice President/Finance and Chief Financial Officer

CERTIFICATIONS

I, William S. Ayer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alaska Airlines, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	By /s/ William S. Ayer William S. Ayer Chief Executive Officer

I, Bradley D. Tilden, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alaska Air Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

By /s/ Bradley D. Tilden Bradley D. Tilden Chief Financial Officer