Form 10-Q/A
period 2002-06-30
ALASKA AIRLINES INC
filed 2002-11-27
CIK 3202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A

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

ITEM 6. Exhibits and Reports on Form 8-K
Signatures
EXHIBIT 99.1
EXHIBIT 99.2

EXPLANATORY NOTE

This Amendment is being filed to comply with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (the Act). The Company’s executive certifications under the Act accompanying its quarterly report for the period ending June 30, 2002, filed on August 14, 2002, were limited due to the Company’s new independent public accountants not having yet completed their review of the unaudited financial statements included in the Report as required by Rule 10-01(d) of Regulation S-X. The certifications included herein remove the limitations in the previous certifications.

ITEM 6. Exhibits and Reports on Form 8-K

Exhibit 99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350

Exhibit 99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA AIRLINES, INC.
Registrant

Date: November 26, 2002

/s/ Terri K. Maupin Terri K. Maupin Staff Vice President/Finance and Controller

/s/ Bradley D. Tilden Bradley D. Tilden Executive Vice President/Finance and Chief Financial Officer

2