Form 10-K/A
period 2001-12-31
ALASKA AIRLINES INC
filed 2003-03-12
CIK 3202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒	AMENDMENT No. 1 To ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     The registrant meets the conditions set forth in General Instructions I of Form 10-K and is therefore filing this Form 10-K/A with the reduced disclosure format. Items 4, 6, 10, 11, 12 and 13 have been omitted in accordance with such Instruction I.

     The registrant’s parent, Alaska Air Group, Inc. (File No. 1-8957), files reports with the Commission pursuant to the Securities Exchange Act of 1934, as amended.

During 2002, the Company changed its accounting policies relating to the accrual for certain lease return costs and capitalization of software development costs. In addition, the Company changed its accounting for aircraft purchase commitments assumed by a third party and the amounts recorded for the cumulative effect of the accounting change upon the adoption of Staff Accounting Bulletin 101 (SAB 101) in 2000. The Company also made other corrections and certain reclassifications of deferred income taxes and other balance sheet and income statement items, none of which have a significant impact to previously reported equity or net earnings. Because the previous accounting methods and classifications are not considered to be in compliance with generally accepted accounting principles in the United States of America, the Company’s previously issued financial statements for the years ended December 31, 1999, 2000 and 2001, including the interim periods within those years, have been restated.

This Form 10-K/A corrects the previously issued financial statements. See Selected Financial and Operating Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Financial Statements including the Notes to Financial Statements, for the impact of the restatement.

This amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 amends and restates only those items of the previously filed Form 10-K which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement and to make non-substantial revisions to the notes to the financial statements. For additional information regarding the restatement, see “Note 13 to Financial Statements” included in Part II, Item 14.

ITEM 1. BUSINESS

GENERAL INFORMATION
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

Operations

Alaska is an Alaska corporation that was organized in 1932 and incorporated in 1937. Alaska principally serves 36 cities in six western states (Alaska, Washington, Oregon, California, Nevada, and Arizona), Vancouver, Canada and six cities in Mexico. Alaska also provides non-stop service between Anchorage and Chicago and between Seattle and Washington D.C. In each year since 1973, Alaska has carried more passengers between Alaska and the U.S. mainland than any other airline. In 2001, Alaska carried 13.7 million revenue passengers. Passenger traffic within Alaska and between Alaska and the U.S. mainland accounted for 24% of Alaska’s 2001 revenue passenger miles, West Coast traffic (including Vancouver, Canada) accounted for 66% and the Mexico markets 10%. Based on passenger enplanements, Alaska’s leading airports are Seattle, Portland, Los Angeles, and Anchorage. Based on revenues, its leading nonstop routes are Seattle-Anchorage, Seattle-Los Angeles, and Seattle-San Diego. At December 31, 2001, Alaska’s operating fleet consisted of 101 jet aircraft.

Alaska distinguishes itself from competitors by providing a higher level of customer service. The airline’s excellent service in the form of advance seat assignments, expedited check-in, a first-class section, attention to customer needs, high-quality food and beverage service, well-maintained aircraft, and other amenities has been recognized by independent studies and surveys of air travelers.

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

		Codesharing	Codesharing
	Frequent	Alaska Flight #	Other Airline Flight #
	Flyer	on Flights Operated	On Flights Operated
	Agreement	by Other Airline	by Alaska/Horizon

Major U.S. or International Airlines

American Airlines	Yes	Yes	No
British Airways	Yes	No	No
Continental Airlines	Yes	Yes	Yes
Hawaiian Airlines	Yes	Yes	Yes
KLM	Yes	No	Yes
Lan Chile	Yes	No	Yes
Northwest Airlines	Yes	Yes	Yes
Qantas	Yes	No	Yes
Commuter Airlines

American Eagle	Yes*	Yes	No
Era Aviation	Yes*	Yes	No
PenAir	Yes*	Yes	No

*	This airline does not have its own frequent flyer program. However, Alaska’s Mileage Plan members can accrue and redeem miles on this airline’s route system.

Recent developments

On September 11, 2001, the United States was attacked by terrorists using four hijacked jets of two U.S. airlines. The Federal Aviation Administration (FAA) shut down all commercial airline flight operations for September 11 and 12. The Company resumed flight operations at reduced levels on September 13. These events, combined with slowing economic conditions, had a significant negative impact on demand for airline travel. Throughout the industry, airlines cut capacity and instituted a variety of cost-saving measures.

The attacks had a significant impact on the operating results of the Company. In the 4th quarter of 2001, Alaska reduced its flight schedule by approximately 13%. However, the Company was not able to proportionally reduce operating costs due to the fixed costs the Company continued to incur, such as aircraft rent and contract guaranteed wages. Also, as a result of the terrorist attacks, credit rating agencies downgraded the long-term credit ratings of most U.S. airlines and their related entities, including Alaska.

On September 22, 2001, the U.S. Government passed the Air Transportation Safety and System Stabilization Act (the Act) to provide $5 billion of cash compensation and $10 billion of loan guarantees to U.S. airlines. The purpose of the Act was to compensate the airlines for direct and incremental losses for the period September 11 through December 31, 2001 as a result of the September 11 terrorist attacks. As of December 31, 2001, Alaska had received $71.6 million of the $5 billion cash compensation. During the third quarter of 2002, the United States Department of Transportation (DOT) completed its review procedures and remitted final compensation payments to Alaska of $0.3 million.

Security

On November 19, 2001 the U.S. Government enacted the Aviation and Transportation Security Act (the Security Act). The Security Act provides for the establishment of the Transportation

Security Administration (the TSA) within the DOT, which will be responsible for aviation security. The TSA is to assume security functions for the FAA and passenger screening functions currently performed or contracted by the airlines by February 17, 2002. By November 19, 2002, the TSA will be responsible for all passenger, baggage, and cargo screening functions and security, utilizing Federal employees. Also under the Security Act, effective in February 2002, a $2.50 per enplanement security fee (maximum $5.00 per one-way trip) was imposed on passengers. The TSA may also impose a fee upon air carriers to pay the difference between security costs and the amount collected from the fee, limited to what the carrier paid in 2000 for security.

BUSINESS RISKS

The Company’s operations and financial results are subject to various uncertainties, such as intense competition, volatile fuel prices, a largely unionized labor force, the need to finance large capital expenditures, government regulation, potential aircraft incidents and general economic conditions. This report may contain forward-looking statements that are based on the best information currently available to management. The forward-looking statements are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are indicated by phrases such as “the Company believes,” “we anticipate” or any other language indicating a prediction of future events. Whether these statements are ultimately accurate depends on a number of outside factors that the Company cannot predict or control. The Company disclaims any obligation to update or revise any forward-looking statement. The following discussion of business risks sets forth the principal foreseeable risks and uncertainties that may materially affect these predictions.

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

Fuel

Fuel costs were 14.7% of the Company’s total operating expenses in 2001. Fuel prices, which can be volatile and are largely outside of the Company’s control, can have a significant impact on the

Company’s operating results. Currently, a one-cent change in the fuel price per gallon affects annual fuel costs by approximately $3.1 million. The Company believes that operating fuel-efficient aircraft is an effective hedge against high fuel prices. The Company also purchases fuel hedge contracts to reduce its exposure to fluctuations in the price of jet fuel. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the Company’s fuel hedging activities.

Unionized Labor Force

Labor costs were 35% of the Company’s total operating expenses in 2001. Wage rates can have a significant impact on the Company’s operating results. At December 31, 2001, labor unions represented 84% of Alaska’s employees. The air transportation industry is regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions. The Company cannot predict the outcome of union contract negotiations or whether the terms of its labor contracts will hinder its ability to compete effectively. Nor can the Company control the variety of actions (e.g., work stoppage or slowdown) unions might take to try to influence those negotiations.

Leverage and Future Capital Requirements

The Company, like many airlines, is relatively highly leveraged, which increases the volatility of its earnings. Due to its high fixed costs, including aircraft lease commitments, a decrease in revenues results in a disproportionately greater decrease in earnings. In addition, the Company has an ongoing need to finance new aircraft deliveries, and there is no assurance that such financing will be available in sufficient amounts or on acceptable terms. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion of liquidity and capital resources.

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

Risk of Loss and Liability

The Company is exposed to potential catastrophic losses in the event of aircraft accidents or terrorist incidents. Although the Company was not directly involved in the September 11, 2001 terrorist attacks, it experienced significantly increased costs and reduced revenues as a result. These incremental costs and lost revenues arose from the FAA’s temporary grounding of the U.S. airline industry’s fleet, changing patterns of air travel by the public, increased security, insurance and other costs, higher ticket refunds, reduced load factors and reduced yields. Further terrorist attacks involving commercial aircraft could result in another grounding of the Company’s fleet, and would likely result in additional costs and reduced revenues. Consistent with industry standards, the Company maintains rigorous safety, training and maintenance programs, as well as insurance against such losses. However, the cost to maintain adequate insurance to cover passenger and third-party liability in the future is unknown. Moreover, any aircraft accident, even if fully insured, could cause a negative public perception of the Company with adverse financial consequences. Additionally, unusually adverse weather can significantly reduce flight operations, resulting in lost revenues and added expenses.

OTHER INFORMATION
Frequent Flyer Program

All major airlines have developed frequent flyer programs as a way of increasing passenger loyalty. Alaska’s Mileage Plan allows members to earn mileage by flying on Alaska, Horizon and other participating airlines, and by using the services of non-airline partners, which include a credit card partner, telephone companies, hotels, and car rental agencies. Alaska is paid by non-airline partners for the miles it credits to member accounts. With advance notice, Alaska has the ability to change the Mileage Plan terms, conditions, partners, mileage credits, and award levels.

Mileage can be redeemed for free or discounted travel and for other travel industry awards. Upon accumulating the necessary mileage, members notify Alaska of their award selection. Over 75% of the free flight awards on Alaska and Horizon are subject to blackout dates and capacity-controlled seating. Alaska’s miles do not expire. As of year-end 2000 and 2001, Alaska estimated that 1,596,000 and 1,740,000 round-trip flight awards were eligible for redemption by Mileage Plan members who have mileage credits exceeding the 20,000-mile free round-trip domestic ticket award threshold. Of those eligible awards, Alaska estimated that 1,482,000 and 1,618,000, respectively, would ultimately be redeemed. For the years 1999, 2000 and 2001, approximately 226,000, 281,000, and 310,000 round-trip flight awards were redeemed and flown on Alaska and Horizon. Those awards represent approximately 3.7% for 1999, 4.8% for 2000, and 5.2% for 2001, of the total passenger miles flown for each period. For the years 1999, 2000 and 2001, approximately 99,000, 137,000, and 154,000 round-trip flight awards were redeemed and flown on airline partners.

For miles earned by flying on Alaska and travel partners, the estimated incremental cost of providing free travel awards is recognized as a selling expense and accrued as a liability as miles are accumulated. The incremental cost does not include a contribution to overhead, aircraft cost, or profit. Alaska also sells mileage credits to non-airline partners, such as hotels, car rental agencies, and a credit card company. Alaska defers a majority of the sales proceeds, and recognizes these proceeds as revenue when the award transportation is provided. The deferred proceeds are recognized as passenger revenue for awards issued on Alaska and as other revenue-

net for awards issued on other airlines. At December 31, 2000 and 2001, the deferred revenue and the total liability for miles outstanding and for estimated payments to partner airlines was $198.5 million and $248.3 million, respectively.

Employees

Alaska had 11,025 active full-time and part-time employees at December 31, 2001. Alaska’s union contracts at December 31, 2001 were as follows:

		Number of
Union	Employee Group	Employees	Contract Status

Air Line Pilots	Pilots	1,430	Amendable 4/30/05
Association International

Association of	Flight attendants	2,044	Amendable 10/19/03
Flight Attendants

International	Rampservice	1,148	Amendable 1/10/04
Association of	and stock clerks
Machinists and Aerospace Workers	Clerical, office and	3,237	Amendable 10/29/02
	passenger service

Aircraft Mechanics	Mechanics, inspectors	1,284	Amendable 12/25/02
Fraternal Association	and cleaners

Mexico Workers	Mexico airport	88	Amendable 4/1/02
Association	personnel
of Air Transport

Transport Workers	Dispatchers	27	Amendable 8/9/02
Union of America

ITEM 2. PROPERTIES

Aircraft
The following table describes the aircraft operated and their average age at December 31, 2001.

	Passenger				Average Age
Aircraft Type	Capacity	Owned	Leased	Total	in Years

Boeing 737-200C	111	8	1	9	20.9
Boeing 737-400	138	8	31	39	6.6
Boeing 737-700	120	16	—	16	1.6
Boeing 737-900	172	5	—	5	0.6
Boeing MD-80	140	15	17	32	11.2

		52	49	101	8.2

Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” discusses future orders and options for additional aircraft.

Twenty-eight of the 52 aircraft owned by Alaska as of December 31, 2001 are subject to liens securing long-term debt. Alaska’s leased 737-200C, 737-400, and MD-80 aircraft have lease expiration dates in 2002, between 2003 and 2016, and between 2002 and 2013, respectively. Alaska has the option to extend most of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the then fair market value of the aircraft. For information regarding obligations under capital leases and long-term operating leases, see Note 5 to Financial Statements.

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

ITEM 3. LEGAL PROCEEDINGS

Oakland Maintenance Investigation
In December 1998 the U.S. attorney for the Northern District of California initiated a grand jury investigation concerning certain 1998 maintenance activities at Alaska’s Oakland maintenance base. The investigation was expanded to include the aircraft involved in the loss of Flight 261 in January 2000. The FAA separately proposed a civil penalty in connection with the 1998 maintenance activities, which Alaska and the FAA have settled for an agreed amount. In December 2001 the U.S. attorney notified Alaska that the evidence it had gathered relative to the 1998 maintenance activities did not warrant filing criminal charges, and closed that part of the investigation. The U.S. attorney also placed the portion of its investigation related to Flight 261 on inactive status, with the possibility of reactivating and reviewing the matter when the National Transportation Safety Board issues its final report on the accident.

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

ITEM 5. MARKET PRICE FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

All of Alaska’s outstanding common stock is held by Alaska Air Group, Inc. and such stock is not traded in any market. No cash dividend has been paid since 1989 and Alaska does not expect to pay regular dividends to Alaska Air Group, Inc.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our previously reported operating results for the years ended December 31, 1999, 2000 and 2001.

During 2002, the Company changed its accounting policies relating to the accrual for certain lease return costs, and capitalization of software development costs. In addition, the Company changed its accounting for aircraft purchase commitments assumed by a third party and the amounts recorded for the cumulative effect of the accounting change upon the adoption of the SEC’s Staff Accounting Bulletin 101 (SAB 101) in 2000. The Company also made other corrections and certain reclassifications of deferred income taxes and other balance sheet and income statement items, none of which have a significant impact to previously reported equity or net earnings. Because the previous accounting methods and classifications are not considered to be in compliance with generally accepted accounting principles in the United States of America, the Company’s previously issued financial statements for the years ended December 31, 1999, 2000 and 2001, including the interim periods within those years, have been restated. See Note 13 to the financial statements for further discussion of this matter.

This report may contain forward-looking statements that are based on the best information currently available to management. These forward-looking statements are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are indicated by phrases such as “will,” “should,” “the Company believes,” “we expect” or any other language indicating a prediction of future events, including without limitation statements relating to the Company’s expectations regarding financing new aircraft commitments. There can be no assurance that actual developments will be those anticipated by the Company. Actual results could differ materially from those projected as a result of a number of factors, some of which the Company cannot predict or control. For a discussion of these factors, see Item 1 “Business Risks.”

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

On September 11, 2001, the United States was attacked by terrorists using hijacked jets of two U.S. airlines. The FAA shut down all commercial airline flight operations for September 11 and 12. Airlines resumed flight operations at reduced levels on September 13. These events, combined with slowing economic conditions, had a significant negative impact on demand for airline travel. Throughout the industry, airlines cut capacity and instituted a variety of cost-saving measures. Also as a result of the terrorist attacks, credit rating agencies downgraded the long-term credit ratings of most U.S. airlines and their related entities, including Alaska. On September 22, 2001, the U.S. Government passed the Air Transportation Safety and System Stabilization Act (the Act) to provide $5 billion of cash compensation and $10 billion of loan guarantees to U.S. airlines. The purpose of the Act was to compensate the airlines for direct and incremental losses for the period September 11 through December 31, 2001 as a result of the September 11 terrorist attacks. As of December 31, 2001, Alaska had recognized $71.6 million of the $5 billion cash compensation. During the third quarter of 2002, the United States Department of Transportation (DOT) completed its review procedures and remitted final compensation payments to Alaska of $0.3 million.

RESULTS OF OPERATIONS
2001 Compared with 2000

The net loss for 2001 was $11.8 million, compared with a loss before accounting change of $14.8 million in 2000. The operating loss was $71.6 million in 2001, compared with an operating loss of $26.0 million in 2000. The larger operating loss was primarily due to the weakening economy, partially offset by a decrease in fuel costs, and also due to the negative impact of the terrorist attacks, for which the Company has been partially compensated by the U.S. government. Airline financial and statistical data is shown following the financial statements. A discussion of this data follows.

Revenues

Capacity increased 6.7% during the first nine months of 2001 due to normal growth, but decreased 5.9% in the fourth quarter due to the impact of the terrorist attacks. Alaska operated approximately 87% of its previously planned schedule in the fourth quarter. For the full year 2001, capacity was up 3.5% but traffic grew by only 2.2%, resulting in a 0.8 point decrease in passenger load factor. In our largest market, Southern California, capacity was slightly lower in

2001 compared to 2000, resulting in flat traffic and a slight increase in load factor (0.2 points). Capacity and traffic gains experienced in the second quarter in this market were offset by decreases in the fourth quarter. In our second largest market, Anchorage/Fairbanks to the U.S. mainland, capacity increased in the upper-single digits, but traffic increases were not as high, resulting in a decrease in load factor of 2.3 points for the year. Our newest market, Seattle to Washington D.C., which operated primarily in the fourth quarter, had an average load factor for the fourth quarter that was better than the system average.

Passenger yields were up 2.8% in the first quarter due to fuel-related fare increases implemented in late 2000. In the second and third quarters, yield was down 2.4% and 5.7%, respectively, due to a decline in business passengers and fare sales. Yields were down 7.0% in the fourth quarter due to a combination of fewer business passengers, a drop off in demand due to the events of September 11, and fares sales offered to stimulate demand. For the full year 2001, yields were down 3.2%. The higher traffic combined with the lower yield resulted in a 1.1% decrease in passenger revenue.

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

Other-net revenues increased 19.9%, largely due to increased revenue from the sale of miles in Alaska’s frequent flyer program.

Expenses

Excluding fuel, operating expenses grew by $85.7 million, or 5.8%, as a result of a 3.5% increase in ASMs and a 2.3% increase in cost per ASM. The cost per ASM excluding fuel remained constant during the first nine months of 2001 when compared to the same period in 2000, but increased by 10.1% in the fourth quarter, primarily due to the impact of the terrorist attacks and labor costs. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits increased 11.4% due to a 5.2% increase in the number of employees combined with a 5.9% increase in average wages and benefits per employee. Employees were added in most areas to support the net addition of six aircraft to the operating fleet. The 2000 results include a $1.8 million charge for a flight attendant early retirement program. The 2001 results include approximately $13.4 million of added expense for a pilot pay increase that was effective June 2001. Excluding these items, average wages and benefits per employee increased 4.0%, which was due to longevity increases for union employees, annual merit raises for management employees, and higher pension and health insurance costs for all employees.

•	Contracted services increased 11.3%, primarily due to higher rates for ground handling services and a slightly higher volume of services due to capacity growth. Increased airport security screening costs subsequent to September 11 also contributed to the increase.

•	Fuel expense decreased 13.8% due to a 14.6% decrease in the cost per gallon of fuel, offset by a 0.9% increase in gallons consumed. The fuel consumption rate decreased 2.8% due to the use of more fuel-efficient B737-700 and B737-900 aircraft. The lower fuel prices saved $46.2 million.

•	Maintenance expense decreased 0.9% as a result of fewer airframe checks in 2001 and a greater percentage of the checks being performed in Alaska maintenance facilities rather than at outside contractors. We also incurred lower outside engine repair costs in 2001 compared to 2000.

•	Commission expense decreased 1.4%, consistent with the 1.1% decrease in passenger revenue, and also due to a smaller proportion of sales being made through travel agents. In 2001, 59.9% of Air Group ticket sales were made through travel agents, versus 63.9% in 2000. In 2001, 16.3% of the ticket sales were made through Alaska’s Internet web site versus 10.4% in 2000.

•	Other selling expense consists of credit card commissions, computer reservation systems fees, Mileage Plan award costs, and advertising expenses. The decrease in 2001 compared to the same period in 2000 is primarily due to the Company recording $40.2 million in 2000 due to a change in estimate for the cost of travel awards earned by Mileage Plan members flying on Alaska and travel partners. Higher costs are a result of increasing the estimated costs Alaska incurs to acquire awards on other airlines for its Mileage Plan members, as well as lower assumed forfeiture miles.

•	Depreciation and amortization increased 23.5%, primarily due to the addition of nine owned aircraft during 2001.

•	Landing fees and other rentals increased 33.7%, exceeding the 2.5% increase in landings, due to higher landing fee and rental rates at airports throughout the system. The higher rates reflect the airports’ increased cost of operations due to new security directives, expansion of their facilities, and increased costs for utilities. Due to the events of September 11, airports are experiencing fewer landings and lower receipts from concessionaires. Therefore, the Company anticipates that these revenue shortfalls will be passed through to airlines via increased landing fees and terminal rents. In the fourth quarter of 2001 the Company expensed $5.1 million for estimated shortfalls related to 2001.

•	Other expense increased 2.4%, primarily due to higher expenditures for insurance, flight crew hotels and utilities, partly offset by lower recruiting, passenger remuneration, and legal costs. Subsequent to the events of September 11, the Company experienced significant increases in hull, liability and war risk insurance rates, and is also subject to surcharges for war risk coverage. As a result of these increases, Alaska expects to incur approximately $38 million in insurance expense in 2002, compared to $13.1 million in 2001. The Company does not know when, if ever, the current insurance rates and surcharges will decrease or be discontinued.

Nonoperating Income (Expense)

Net nonoperating income was $55.2 million in 2001 compared to $5.9 million in 2000. The $49.3 million increase was primarily due to U.S government compensation and interest expense.

Alaska recognized $71.6 million of U.S. government compensation, which was the amount received through December 31, 2001 under the Air Transportation Safety and System Stabilization Act described above under Industry Conditions. During the third quarter of 2002, the DOT completed its review procedures and remitted final compensation payments to Alaska of $0.3 million. Interest expense, net of capitalized interest, increased $17.7 million due to new debt incurred during the past 12 months.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The cumulative effect of adoption of SFAS No. 133 was not material to the Company’s financial position or results of operations. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company has fuel hedge contracts that are carried on the balance sheet at fair value. Each period, the contracts are measured and adjusted to fair market value. The change in the value of the fuel hedge contracts that perfectly offsets the change in the value of the aircraft fuel purchase being hedged is recorded as comprehensive income/loss until the hedged contract is settled and is then recognized in earnings. To the extent the change in the value of the fuel hedge contracts does not perfectly offset the change in the value of the aircraft fuel purchase being hedged, that portion of the hedge is recognized in earnings. In 2001, $5.9 million of charges were recorded as part of other nonoperating expense to recognize the changes in fair value of fuel hedging contracts in accordance with the new standard. As detailed in Note 1 to the Financial Statements at December 31, 2001, the Company has fuel hedge contracts for 136 million gallons of projected jet fuel usage in 2002 and 2003, which represents approximately 24% and 20% of projected usage, respectively.

2000 Compared with 1999

In accordance with guidance provided in the SEC’s Staff Accounting Bulletin 101, Alaska changed its method of accounting for the sale of miles in its Mileage Plan. In connection with the change, Alaska recognized a $46.8 million cumulative effect charge, net of income taxes of $29.5 million, effective January 1, 2000. The loss before accounting change for 2000 was $14.8 million, compared with net income of $113.3 million in 1999. The operating loss was $26.0 million in 2000 compared with an operating income of $164.3 million in 1999. Higher fuel prices increased operating expenses by approximately $110 million in 2000.

Operating income decreased by $190.3 million to a loss of $26.0 million, resulting in a negative 1.5% operating margin as compared with a positive 9.7% margin in 1999. The negative operating margin in 2000 is partially attributable to a $56.5 million increase in selling expense. Of this increase,

$40.2 million is due to a change in estimate related to the cost of travel awards earned by Mileage Plan members flying on Alaska and other travel partners. Capacity decreased 0.2% and traffic grew by 1.8%. Operating revenue per ASM increased 4.6%, while operating expenses per ASM increased 17.6%. Higher unit costs were largely due to higher fuel, labor, aircraft maintenance and selling costs.

Net nonoperating income decreased $16.3 million, primarily due to higher interest expense resulting from new debt incurred in late 1999 and in the second half of 2000. In addition, a $3.6 million gain on the sale of shares in Equant N.V. (a telecommunication network company owned by many airlines) was recorded in December 1999.

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

1.	The number of miles that will not be redeemed for travel and the miles used per award (i.e., free ticket):
Outstanding miles may not always be redeemed for travel. A cardholder may not reach the threshold necessary for a free ticket; therefore, based on the number of Mileage Plan accounts and the miles in the accounts, the Company estimates how many miles will never be used, and does not record a liability for those miles. We also estimate how many miles will be used per award. If actual miles used are more than estimated, we may need to increase the liability and corresponding expense.

2.	The costs which will be incurred to carry the passenger:
When the frequent flyer travels on his or her award ticket, incremental costs such as food, fuel and insurance, are incurred by the Company to carry that passenger. The Company estimates what these costs will be and accrues a liability for these costs. If the passenger travels on another airline, the Company must pay the other airline for carrying that passenger. The other airline costs are based on negotiated agreements and are much higher than the costs incurred by the Company to carry that passenger. The Company estimates how much it will pay to other airlines for future travel awards and accrues this expense. When the award is flown, if the costs actually incurred by the Company or paid to other airlines are higher than the costs that were estimated and accrued, the liability may be understated.

3.	Redemption on Alaska or Horizon versus other airlines:
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

The Company reviews all Mileage Plan estimates each quarter, and changes certain assumptions based on historical trends. In 2000, the Company changed its estimate regarding the number of outstanding Mileage Plan miles that will ultimately be redeemed for free travel. A portion of this change in estimate was included in the cumulative effect of the change in accounting principle related to the adoption of Staff Accounting Bulletin 101. The Company has determined that this classification of the change in estimate was in error, and has restated the December 31, 2000 Statement of Operations to include this amount in selling expense. See Note 13 to the financial statements.

Aircraft Maintenance/Leased Aircraft Return Costs

The Company incurs expenses to repair and maintain aircraft. Routine maintenance and repairs are expensed when incurred. For owned aircraft, major airframe and engine overhauls are capitalized and expensed over the estimated life of the overhaul. The Company leases many of its aircraft under relatively long-term operating lease agreements. These aircraft are subject to periodic airframe and engine overhauls based on the Company’s maintenance program. Many of these lease agreements contain provisions which require that, at the end of the lease, either certain minimum times remain until the next overhaul or the Company make a cash payment to the lessor. At the inception of the lease, the Company does not know the balance between actual time remaining to the next overhaul and cash payments that will be used to satisfy its return commitments. Accordingly, airframe and engine overhauls are capitalized and amortized over the shorter of the estimated life of the overhaul or the remaining lease term. Additionally, since the amount of cash payments by themselves cannot be reasonably predicted at the inception of the lease, the Company accrues cash payments expected to be made to lessors over the last few years of the lease when probable and estimable.

In the case of both owned and leased aircraft, management uses estimates to determine the appropriate life of an overhaul.

Long-lived Assets

Due to the events of September 11 and the impact on the airline industry, the Company evaluated whether the book value of its aircraft was impaired in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed

Of.” The Company performed as impairment test, as required by SFAS No. 121, which was based on the estimated future undiscounted cash flows to be generated by the Company’s aircraft. Based on this test, the Company determined that no impairment write-down was necessary for the Company’s fleet. There is inherent risk in estimating the future cash flows used in the impairment test. If cash flows do not materialize as estimated, there is a risk that an impairment charge may be necessary in the future. However, the Company believes that the accounting practices followed with regard to impairments are appropriate and based on the best information available at the time.

Liquidity and Capital Resources

The table below presents the major indicators of financial condition and liquidity.

	December 31, 2000	December 31, 2001	Change

	(In millions, except debt-to-capital)
Cash and marketable securities	$459.0	$660.5	$201.5
Working capital	73.4	225.8	152.4
Unused credit facility	150.0	0.0	(150.0)
Long-term debt and capital lease obligations	509.2	852.2	343.0
Shareholder’s equity	732.6	719.0	(13.6)
Debt-to-capital	41%:59%	54%:46%	NA
Debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	67%:33%	72%:28%	NA

2001 Financial Changes

Net cash provided by operating activities was $282.9 million in 2001, compared to $202.0 million in 2000. The increase in 2001 is partially attributable to $71.6 million of U. S. government cash compensation received in 2001. Additional cash was provided by the issuance of $388.8 million of new debt, including $150.0 million borrowed under Alaska’s credit facility. The Company used cash generated from operations and the issuance of debt to purchase $401.0 million of capital equipment, including eight new and one used Boeing 737 aircraft, spare parts and airframe and engine overhauls. Cash was also used to repay $69.2 million of debt.

Shareholder’s equity decreased $13.6 million due primarily to the net loss of $11.8 million.

Financing Activities - During 2001, Alaska issued $238.8 million of debt secured by flight equipment, including $64.5 million with fixed interest rates of approximately 6.8% and a term of 12 years. The other $170.0 million has interest rates that vary with LIBOR and payment terms of 12 to 16.5 years. Additionally, in September 2001, Alaska borrowed $150 million under its credit facility at an interest rate that varies with LIBOR, payable on or before December 31, 2004.

Commitments - In December 2001, Alaska changed its fleet plan to defer delivery of certain Boeing aircraft. The former schedule provided for delivery of four 737s in 2002 and four in 2003. The new schedule is set forth below. At December 31, 2001, the Company had firm orders for eight aircraft requiring aggregate payments of approximately $220 million, as set forth below. In addition, Alaska has options to acquire 26 more 737s. Alaska expects to finance its new aircraft with leases, long-term debt, or internally generated cash. As previously mentioned, as a result of the events of September 11, credit rating agencies downgraded the long-term credit ratings of most U.S. airlines and their related entities. To date, the Company has not had difficulty obtaining credit on acceptable terms, and does not anticipate problems obtaining credit in the future, but future credit may be at higher rates than prior to September 11.

		Delivery Period - Firm Orders

Aircraft	2002	2003	2004	Total

Boeing B737-700	—	2	—	2
Boeing B737-900	1	2	3	6

Total	1	4	3	8

Payments (Millions)	$50	$83	$87	$220

New Accounting Standards - In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” (effective July 1, 2001) and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. Effective January 1, 2002, the Company adopted SFAS No 142. Under this statement, the Company’s goodwill is considered to have an indefinite life and will no longer be amortized but instead will be subject to periodic impairment testing. The impact of this change is expected to increase annual results of operations by $.5 million resulting from no longer amortizing goodwill. During the second quarter of 2002, the Company completed the first step of its impairment test related to its $12.5 million of goodwill and determined that the net book value exceeded its fair value. In the fourth quarter of 2002, the Company completed the second step of its impairment test and determined that all of the Company’s goodwill was impaired. As a result, the Company recorded a one-time, non-cash charge, effective January 1, 2002 of $12.5 million to write-off all of its goodwill. This charge is reflected as a cumulative effect of accounting change in the statement of operations for the year ended December 31, 2002.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (effective for the Company on January 1, 2003). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective for the Company on January 1, 2002). This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows. The adoption of SFAS 144 did not have a material impact on the Company’s financial statements.

2000 Financial Changes

The Company’s cash and marketable securities portfolio increased by $131.5 million during 2000. Operating activities provided $202.0 million of cash in 2000. Additional cash was provided by the issuance of new debt ($238 million) and insurance proceeds from an aircraft accident ($37 million). Cash was used for $279 million of capital expenditures, including the purchase of seven new

Boeing 737 aircraft, flight equipment deposits and airframe and engine overhauls, and for $66 million of debt repayment.

1999 Financial Changes

The Company’s cash and marketable securities portfolio increased by $20.1 million during 1999. Operating activities provided $298.2 million of cash in 1999. Additional cash was provided by the issuance of new debt ($232 million). Cash was used for $487 million of capital expenditures, including the purchase of nine new Boeing 737 aircraft, two formerly leased Boeing 737s, flight equipment deposits, an aircraft simulator, airframe and engine overhauls, and for $27 million of debt repayment.

Effect of Inflation - Inflation and specific price changes do not have a significant effect on the Company’s operating revenues, operating expenses and operating income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not purchase or hold any derivative financial instruments for trading purposes. The Company has significant commodity price risk exposure to jet fuel price increases. Currently, a one-cent change in the fuel price per gallon affects annual fuel costs by approximately $3.1 million. To help manage this exposure, the Company began purchasing primarily crude oil call options during 2000. Settlement of these options during the first half of 2001 resulted in nonoperating expense of $5.9 million for 2001. At December 31, 2001, the Company had swap agreements for crude oil contracts in place to hedge approximately 24% of its 2002 and 20% of its 2003 expected jet fuel requirements. At December 31, 2001, these contracts had unrealized aftertax losses of $1.0 million. A hypothetical 10% increase in jet fuel prices would increase 2002 fuel expense by approximately $16 million and 2003 fuel expense by approximately $17 million. A hypothetical 10% decrease in jet fuel prices would decrease 2002 fuel expense by approximately $17 million and 2003 fuel expense by approximately $18 million. This analysis includes the effect of the fuel hedging contracts in place at December 31, 2001. A hypothetical 10% change in the average interest rates incurred on variable rate debt during 2001 would correspondingly change the Company’s net earnings and cash flows associated with these items by approximately $3.0 million.

ITEM 8. FINANCIAL STATEMENTS

See Item 14.

Selected Quarterly Financial Information (Unaudited)

During 2002, the Company changed its accounting policies relating to the accrual for certain lease return costs, and capitalization of software development costs. In addition, the Company changed its accounting for aircraft purchase commitments assumed by a third party and the amounts recorded for the cumulative effect upon the adoption of SAB 101. The Company also made other corrections and certain reclassifications of deferred income taxes and other balance sheet and income statement items, none of which have a significant impact to previously reported equity or net earnings. Because the previous accounting methods and classifications are not considered to be in compliance with generally accepted accounting principles in the United States of America, the Company’s previously issued consolidated financial statements for the years ended December 31, 1999, 2000 and 2001, including the interim periods within those years have been restated. See Note 13 to the financial statements.

The effect of the restatement for the quarterly periods in 2000 and 2001 is as follows: (in millions): As Previously Reported:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter

	2000	2001	2000	2001	2000	2001	2000	2001

			(in millions)
Operating revenues	$391.5	$418.1	$444.2	$471.3	$484.3	$480.0	$429.0	$381.5
Operating income (loss)	(15.0)	(32.5)	8.2	11.1	33.3	15.9	(40.1)	(64.3)
Income (loss) before accounting change	(8.2)	(21.6)	6.0	4.8	17.4	21.2	(22.6)	(14.5)
Net income (loss)	(65.1)	(21.6)	6.0	4.8	17.4	21.2	(22.6)	(14.5)

Restated:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter

	2000	2001	2000	2001	2000	2001	2000	2001

			(in millions)
Operating revenues	$396.8	$418.6	$448.2	$474.7	$488.2	$484.2	$433.0	$385.5
Operating income (loss)	(29.5)	(37.8)	8.3	10.2	34.4	17.0	(39.2)	(61.0)
Income (loss) before accounting change	(17.3)	(24.7)	6.3	4.6	18.1	22.3	(21.9)	(14.0)
Net income (loss)	(64.1)	(24.7)	6.3	4.6	18.1	22.3	(21.9)	(14.0)

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements:	Page(s)

Selected Quarterly Financial Information (Unaudited)	19
Balance Sheets (as restated) as of December 31, 2001 and 2000	22-23
Statements of Operations (as restated) for the years ended December 31, 1999, 2000 and 2001	24
Statements of Shareholder’s Equity (as restated) for the years ended December 31, 1999, 2000 and 2001	25
Statements of Cash Flows (as restated) for the years ended December 31, 1999, 2000 and 2001	26
Notes to Financial Statements	27-38
Independent Auditors’ Report	40
Financial Statement Schedule II, Valuation and Qualifying Accounts, for the years ended December 31, 1999, 2000 and 2001	41

See Exhibit Index on page 43

(b)	No reports on Form 8-K were filed during the fourth quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIRLINES, INC

By: /s/ William S. Ayer William S. Ayer Chief Executive Officer and President	Date: March 10, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 10, 2003 on behalf of the registrant and in the capacities indicated.

/s/ John F. Kelly John F. Kelly	Chairman and Director

/s/ Bradley D. Tilden Bradley D. Tilden	Executive Vice President/Finance and Chief Financial Officer (Principal Financial Officer)

/s/ Terri K. Maupin Terri K. Maupin	Staff Vice President/Finance and Controller (Principal Accounting Officer)

/s/ William S. Ayer William S. Ayer	Chief Executive Officer, President and Director

BALANCE SHEETS
Alaska Airlines, Inc.

ASSETS

	Restated	Restated
As of December 31 (In Millions)	2000	2001

Current Assets
Cash and cash equivalents	$101.2	$490.7
Marketable securities	357.8	169.8
Receivables from related companies	53.0	71.2
Receivables — less allowance for doubtful accounts (2000 - $1.7; 2001 - $1.8)	81.6	67.3
Inventories and supplies — net	34.0	36.6
Prepaid expenses and other assets	100.3	85.2

Total Current Assets	727.9	920.8

Property and Equipment
Flight equipment	1,567.1	1,888.7
Other property and equipment	317.1	333.7
Deposits for future flight equipment	92.0	71.8

	1,976.2	2,294.2
Less accumulated depreciation & amortization	523.4	606.2

Total Property and Equipment — Net	1,452.8	1,688.0

Intangible Assets	13.0	12.5

Other Assets	109.6	134.7

Total Assets	$2,303.3	$2,756.0

See accompanying notes to financial statements.

BALANCE SHEETS
Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER’S EQUITY

As of December 31	Restated	Restated
(In Millions Except Share Amounts)	2000	2001

Current Liabilities
Accounts payable	$124.2	$98.8
Payables to related companies	0.5	4.4
Accrued aircraft rent	64.9	71.9
Accrued wages, vacation and payroll taxes	62.1	68.0
Other accrued liabilities	127.4	192.3
Air traffic liability	208.7	216.4
Current portion of long-term debt and capital lease obligations	66.7	43.2

Total Current Liabilities	654.5	695.0

Long-Term Debt & Capital Lease Obligations	509.2	852.2

Other Liabilities and Credits
Deferred income taxes	152.1	182.3
Deferred revenue	156.8	193.5
Other liabilities	98.1	114.0

	407.0	489.8

Commitments

Shareholder’s Equity
Common stock, $1 par value
Authorized: 1,000 shares
Issued: 2000 and 2001 - 500 shares	—	—
Capital in excess of par value	324.8	324.8
Accumulated other comprehensive loss	(0.4)	(2.2)
Retained earnings	408.2	396.4

	732.6	719.0

Total Liabilities and Shareholder’s Equity	$2,303.3	$2,756.0

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
Alaska Airlines, Inc.

Year Ended December 31	Restated	Restated	Restated
(In Millions)	1999	2000	2001

Operating Revenues
Passenger	$1,514.6	$1,625.4	$1,607.6
Freight and mail	80.0	76.4	78.2
Other — net	95.7	64.4	77.2

Total Operating Revenues	1,690.3	1,766.2	1,763.0

Operating Expenses
Wages and benefits	505.1	577.0	642.9
Employee profit sharing	21.4	—	—
Contracted services	61.6	68.3	76.0
Aircraft fuel	205.2	313.1	269.8
Aircraft maintenance	98.6	130.9	129.7
Aircraft rent	157.2	144.3	137.6
Food and beverage service	49.1	51.0	55.5
Commissions	91.0	65.0	64.1
Other selling expenses	82.2	138.7	102.7
Depreciation and amortization	67.9	85.9	106.1
Loss on disposition of assets	6.8	1.3	5.0
Landing fees and other rentals	66.5	74.4	99.5
Other	113.4	142.3	145.7

Total Operating Expenses	1,526.0	1,792.2	1,834.6

Operating Income (Loss)	164.3	(26.0)	(71.6)

Nonoperating Income (Expense)
Interest income	21.7	27.6	26.0
Interest expense	(16.3)	(36.0)	(47.4)
Interest capitalized	10.4	13.8	7.5
U.S. government compensation	—	—	71.6
Other — net	6.4	0.5	(2.5)

	22.2	5.9	55.2

Income (loss) before income tax and accounting change	186.5	(20.1)	(16.4)
Income tax expense (benefit)	73.2	(5.3)	(4.6)

Income (loss) before accounting change	113.3	(14.8)	(11.8)
Cumulative effect of accounting change, net of income taxes of $29.5 million	—	(46.8)	—

Net Income (Loss)	$113.3	$(61.6)	$(11.8)

See accompanying notes to financial statements.

STATEMENTS OF SHAREHOLDER’S EQUITY (AS RESTATED)
Alaska Airlines, Inc.

			Accumulated
		Capital in	Other
	Common	Excess of	Comprehensive	Retained
(In Millions)	Stock	Par Value	Income (Loss)	Earnings	Total

Balances at December 31, 1998:
As previously reported	$—	$225.8	$0.0	$323.7	$549.5
Prior period adjustment (see Note 13)			(2.4)	32.8	30.4

Balances at December 31, 1998, as restated	—	225.8	(2.4)	356.5	579.9

1999 net income				113.3	113.3
Other comprehensive income (loss):
Officers supplemental retirement plan net of $1.2 tax expense			2.0		2.0
Related to marketable securities:
Change in fair value			(2.0)
Income tax effect			0.7
			(1.3)		(1.3)
Total comprehensive income					114.0

Balances at December 31, 1999, as restated	—	225.8	(1.7)	469.8	693.9

2000 net loss				(61.6)	(61.6)
Other comprehensive income (loss):
Officers supplemental retirement plan net of $0.3 tax expense			(0.4)		(0.4)
Related to marketable securities:
Change in fair value			3.1
Reclassification to earnings			(0.3)
Income tax effect			(1.1)
			1.7		1.7
Total comprehensive loss					(60.3)
Capital contribution from Alaska Air Group		99.0			99.0

Balances at December 31, 2000, as restated	—	324.8	(0.4)	408.2	732.6

2001 net loss				(11.8)	(11.8)
Other comprehensive income (loss):
Officers supplemental retirement plan net of $0.4 tax benefit			(0.7)		(0.7)
Related to marketable securities:
Change in fair value			3.4
Reclassification to earnings			(3.5)
Income tax effect			0.0
			(0.1)		(0.1)
Related to fuel hedges:
Change in fair value			(1.7)
Income tax effect			0.7
			(1.0)		(1.0)
Total comprehensive loss					(13.6)

Balances at December 31, 2001, as restated	$—	$324.8	$(2.2)	$396.4	$719.0

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
Alaska Airlines, Inc.

	Restated	Restated	Restated

Year Ended December 31 (In Millions)	1999	2000	2001

Cash flows from operating activities:
Net income (loss)	$113.3	$(61.6)	$(11.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	—	46.8	—
Depreciation and amortization	67.9	85.9	106.1
Amortization of airframe and engine overhauls	43.1	51.6	56.7
Change in derivatives fair values	—	—	4.9
Loss on sale of assets	6.8	1.3	5.0
Increase in deferred income tax liabilities	33.1	38.6	31.4
Increase (decrease) in accounts receivable — net	(7.4)	(3.9)	14.3
Increase in other current assets	(18.3)	(87.8)	(6.4)
Increase in air traffic liability	16.4	18.8	7.7
Increase (decrease) in other current liabilities	62.4	(39.3)	44.0
Increase (decrease) in deferred revenue and other-net	(19.1)	151.6	31.0

Net cash provided by operating activities	298.2	202.0	282.9

Cash flows from investing activities:
Proceeds from disposition of assets	0.2	34.8	1.2
Purchases of marketable securities	(152.0)	(459.7)	(258.5)
Sales and maturities of marketable securities	232.7	300.0	446.4
Flight equipment deposits returned	—	100.0	9.0
Additions to flight equipment deposits	(149.4)	(121.7)	(37.9)
Additions to property and equipment	(337.3)	(257.7)	(372.1)
Restricted deposits	5.6	(1.1)	(1.1)

Net cash used in investing activities	(400.2)	(405.4)	(213.0)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	232.1	238.1	388.8
Long-term debt and capital lease payments	(27.2)	(65.8)	(69.2)

Net cash provided by financing activities	204.9	172.3	319.6

Net change in cash and cash equivalents	102.9	(31.1)	389.5
Cash and cash equivalents at beginning of year	29.6	132.3	101.2

Cash and cash equivalents at end of year	$132.5	$101.2	$490.7

Supplemental disclosure of cash paid (refunded) during the year for:
Interest (net of amount capitalized)	$7.0	$28.5	$49.9
Income taxes	34.9	3.6	(18.4)

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

Organization and Basis of Presentation

Alaska Airlines, Inc. (Alaska or the Company), an Alaska corporation, is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group), a Delaware corporation. Air Group is also the parent company of Alaska Air Group Leasing (AAGL) and Horizon Air Industries, Inc. (Horizon).

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of management’s estimates. Actual results could differ from those estimates. Certain reclassifications have been made in prior years’ financial statements to conform to the 2001 presentation.

Nature of Operations

Alaska is a major airline serving Alaska; Vancouver, Canada; the U.S. West Coast; and Mexico. It operates an all jet fleet and its average passenger trip is 896 miles. Substantially all of Alaska’s sales occur in the United States.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original purchase maturities of three months or less. They are carried at cost, which approximates market. The Company reduces its cash balance when checks are disbursed. Due to the time delay in checks clearing the banks, the Company normally maintains a negative cash balance, which is reported as a current liability. The amount of the negative cash balance was $27.1 million and $17.4 million at December 31, 2000 and 2001, respectively.

Inventories and Supplies — net

Expendable and repairable aircraft parts, as well as other materials and supplies, are stated at average cost. An allowance for obsolescence of flight equipment expendable and repairable parts is accrued based on estimated disposal date and salvage value. Surplus inventories are carried at their net realizable value. At December 31, 2000 and 2001, the allowance for all inventories was $20.3 million and $24.3 million, respectively.

Property, Equipment and Depreciation

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which are as follows:

Aircraft and related flight equipment:
Boeing 737-200C	10-14years
Boeing 737-400/700/900	20years
Boeing MD-80	20years
Buildings	10-30years
Capitalized leases and
leasehold improvements	Term of lease
Other equipment	3-15years

Routine maintenance and repairs are expensed when incurred. The cost of major airframe and engine overhauls are capitalized and amortized to maintenance expense over the shorter of the term to the next overhaul or the end of the lease term. Major modifications that extend the life or improve the usefulness of aircraft are capitalized and depreciated over their estimated period of use. Assets and related obligations for items financed under capital leases are initially recorded at an amount equal to the present value of the future minimum lease payments. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. If the asset is not considered recoverable, an amount equal to the excess of the carrying amount over the fair value will be charged against the asset with a corresponding expense to the statement of operations.

Goodwill

The excess of the purchase price over the fair value of net assets acquired is recorded as goodwill and is amortized over 40 years. Accumulated amortization at December 31, 2000 and 2001 was $7.4 million and $7.9 million, respectively. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” (effective July 1, 2001) and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. Effective January 1, 2002, the Company adopted SFAS No. 142. Under SFAS No. 142, the Company’s goodwill is considered to have an indefinite life and will no longer be amortized but instead will be subject to periodic impairment testing. The impact of this change is expected to increase annual results of operations by $0.5 million resulting from no longer amortizing goodwill. Assuming the Company had adopted this standard as of January 1, 2000, the pro forma effect of adopting SFAS No. 142 is immaterial to the Company’s net income (loss) and income (loss) per share.

During the second quarter of 2002, the Company completed the first step of its impairment test under SFAS No. 142 related to its $12.5 million of goodwill and determined that the net book value exceeded its fair value. In the fourth quarter of 2002, the Company completed the second step of its impairment test and determined that all of the Company’s goodwill was impaired. As a result, the Company recorded a one-time, non-cash charge, effective January 1, 2002 of $12.5 million to write-off all of its goodwill. This charge is nonoperational in nature and will be reflected as a cumulative effect of accounting change in the statement of operations for the year ended December 31, 2002.

Internally Developed Software

The Company capitalizes certain internal development software costs in accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Amortization commences when the software is ready for its intended use over the estimated useful life of the software. Capitalized costs primarily include internal salaries and wages of individuals dedicated to the development of internal use software. The Company capitalized software development costs of $5.5 million, $6.1 million and $9.2 million during the years ended December 31, 1999, 2000 and 2001, respectively.

Deferred Revenue

Deferred revenue results from the sale of mileage credits, the sale and leaseback of aircraft, and the receipt of manufacturer or vendor credits. This revenue is recognized when award transportation is provided or over the term of the applicable agreements.

Leased Aircraft Return Costs

Cash payments associated with returning leased aircraft are accrued when probable and estimable. As leased aircraft are retired, the costs are charged against the established reserve. The reserve is part of other liabilities, and at December 31, 2000 and 2001 was $8.0 million and $11.6 million, respectively.

Revenue Recognition

Passenger revenues are recognized when the passenger travels. Tickets sold but not yet used are reported as air traffic liability. Freight and mail revenues are recognized when service is provided. Other-net revenues are primarily related to the Mileage Plan and they are recognized as described in the “Frequent Flyer Awards” paragraph below.

Frequent Flyer Awards

Alaska operates a frequent flyer program (“Mileage Plan”) that provides travel awards to members based on accumulated mileage. For miles earned by flying on Alaska and travel partners, the estimated incremental cost of providing free travel awards is recognized as a selling expense and accrued as a liability as miles are accumulated. Alaska also sells mileage credits to non-airline partners, such as hotels, car rental agencies, and a credit card company. Effective January 1, 2000, the Company began deferring a majority of the sales proceeds and recognizing the proceeds as revenue when the award transportation is provided. The deferred proceeds are recognized as passenger revenue for awards issued on Alaska, and as other-net revenue for awards issued on other airlines. Alaska’s Mileage Plan liabilities are included under the following balance sheet captions at December 31 (in millions):

	2000	2001

Current Liabilities:
Other accrued liabilities	$53.0	$65.7
Other Liabilities and Credits:
Deferred revenue	117.8	150.7
Other liabilities	27.7	31.9

Total	$198.5	$248.3

Contracted Services

Contracted services includes the expenses for ground handling, security, navigation fees, temporary employees, data processing fees, and other similar services.

Other Selling Expenses

Other selling expenses includes credit card commissions, computerized reservations systems (CRS) charges, Mileage Plan free travel awards, advertising, and promotional costs. In 2000, selling expense includes $40.2 million due to a change in estimate related to the cost of travel awards earned by Mileage Plan members flying on Alaska and travel partners. The higher costs are due to an increase in the estimated costs Alaska incurs to acquire awards on other airlines for its Mileage Plan members, as well as lower assumed forfeiture of miles. Advertising production costs are expensed the first time the advertising takes place. Advertising expense was $14.6 million, $17.5 million, and $15.2 million, respectively, in 1999, 2000, and 2001.

Capitalized Interest

Interest is capitalized on flight equipment purchase deposits, ground facility progress payments and construction in progress as a cost of the related asset and is depreciated over the estimated useful life of the asset. The Company ceased capitalization of interest on aircraft with deferred delivery dates. Capitalization will commence when the deferral period is over.

Income Taxes

The Company uses the asset and liability approach for accounting and reporting on income taxes. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Derivative Financial Instruments

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company’s operating results can be significantly impacted by changes in the price of aircraft fuel. To manage the risks associated with changes in aircraft fuel prices, the Company uses call options and swap agreements for crude oil contracts. These contracts, referred to as “fuel hedge contracts,” have a high correlation to changes in aircraft fuel prices, and therefore qualify as cash flow hedges under SFAS No. 133. Upon adoption of SFAS No. 133, the Company recorded the fair market value of its fuel hedging contracts on the Balance Sheet. Each period, the contracts are adjusted to fair market value. The change in the value of the fuel hedge contracts that perfectly offsets the change in the value of the aircraft fuel purchase being hedged is recorded as comprehensive income/loss until the hedged contract is settled and is then recognized in earnings. To the extent the change in the value of the fuel hedge contracts does not perfectly offset the change in the value of the aircraft fuel purchase being hedged, that portion of the hedge is recognized in earnings. For the year ended December 31, 2001, the Company recognized $5.9 million of nonoperating expense related to fair market value changes in fuel hedge contracts. At December 31, 2001, the Company’s fuel hedge contracts for 136 million gallons of projected jet fuel usage in 2002 and 2003 had unrealized losses of $1.0 million net of income taxes, recorded in other comprehensive income.

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

New Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (effective for the Company on January 1, 2003). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective for the Company on January 1, 2002). This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial statements.

Note 2. Marketable Securities

At December 31, 2000 and 2001, all of the Company’s marketable securities are classified as “available-for-sale” as required by SFAS No. 115. The securities are carried at fair value, with the unrealized gains and losses reported in shareholder’s equity under the caption “Accumulated Other Comprehensive Income (Loss).” Realized gains and losses are included in “Other Nonoperating Income (Expense) in the Statements of Operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income in the Statements of Operations.

Marketable equity securities consisted of the following at December 31 (in millions):

	2000	2001

Cost:
U.S. government securities	$242.6	$59.2
Asset backed obligations	78.6	72.5
Other corporate obligations	35.0	36.2

	$356.2	$167.9

Fair value:
U.S. government securities	$243.4	$59.3
Asset backed obligations	79.0	72.9
Other corporate obligations	35.4	37.6

	$357.8	$169.8

Of the marketable on hand at December 31, 2001, 83% are expected to mature in 2002, 13% in 2003, and 4% in 2004.

	1999	2000	2001

Proceeds from sales and maturities	$232.8	$300.0	$446.4
Gross realized gains	0.4	0.3	4.0
Gross realized losses	0.3	0.6	0.4

Note 3. Other Assets

Other assets consisted of the following at December 31 (in millions):

	2000	2001

Prepaid pension cost	$73.3	$98.4
Restricted deposits	25.6	26.7
Deferred costs and other	10.7	9.6

	$109.6	$134.7

At December 31, 2000, Alaska owned approximately 81,000 depository certificates convertible, subject to certain restrictions, into the common stock of Equant N.V., a telecommunication network company. At December 31, 2000, the certificates had an estimated fair value of $2.1 million. During 2001, France Telecom purchased Equant N.V. At December 31, 2001 the certificates had an estimated fair value of $1.4 million. Alaska’s carrying value of the certificates was de minimis. In April 2002 the Company sold the certificates resulting in a gain of approximately $0.9 million

Note 4. Related Company Transactions

During 2000, Alaska transferred a flight simulator to AAGL in exchange for a $2.4 million note receivable from AAGL and a $0.6 million reduction in its payable to Air Group. The loan has repayment terms of 12 years at 6.5% interest. AAGL is leasing the simulator to Alaska for 12 years. In October 2000, Air Group made a $99.0 million capital contribution to Alaska by reducing Alaska’s payable to Air Group.

Alaska performs all ticket processing for Horizon. Horizon’s ticket sales are recorded by Alaska as air traffic liability and remitted to Horizon when transportation is provided.

Alaska’s Mileage Plan participants may redeem miles on Horizon flights. Additionally, participants who fly on Horizon may earn miles in Alaska’s Mileage Plan. Alaska does not pay nor receive any amounts from Horizon for their participation in the plan.

The Company periodically loans Horizon funds at varying interest rates. All amounts are payable on demand. Interest income recognized related to the Horizon loans totalled $1.5 million, $3.1 million and $3.1 million during 1999, 2000, and 2001, respectively. At December 31, 2001, receivables from related companies include $47.5 million from Horizon, $10.5 million from AAGL and $13.2 million from Air Group.

Alaska has an agreement with Horizon to provide revenue sharing on certain markets, the Incentive Payment Program (“IPP”). Under the IPP, Alaska makes a monthly payment to Horizon for markets which provide connecting traffic to Alaska but create losses for Horizon, the “incentive markets”. The payment is based on full-allocated cost for Horizon to provide the transportation service, plus a 5% mark-up. Incentive markets are analyzed quarterly and the monthly reimbursement amount is adjusted to reflect the prior quarter’s actual performance. Alaska made incentive payments to Horizon of $13.1 million, $15.6 million and $19.0 million in 1999, 2000 and 2001 which are reflected as commission expense in the Statements of Operations.

Alaska also provides certain services to Horizon for which Alaska receives payment from Horizon based on the cost of the services, including personnel expenses related to development and maintenance of alaskaair.com, the maintenance of telecommunications lines and related software, personnel and systems expenses to process Horizon’s revenue transactions, and printing and graphics services. Alaska also pays certain leasing and other facilities costs on Horizon’s behalf which are reimbursed monthly by Horizon. Total amounts received by Alaska from Horizon were $1.6 million, $3.8 million and $3.9 million on 1999, 2000 and 2001.

In the normal course of business, Alaska and Horizon provide certain ground handling services to each respective company. Ground services provided by Alaska to Horizon totaled $.5 million, $.6 million and $.7 million during 1999, 2000 and 2001, respectively. Ground services provided by Horizon to Alaska totaled $2.4 million, $2.1 million and $2.4 million during 1999, 2000 and 2001, respectively.

Note 5. Long-Term Debt and Capital Lease Obligations

At December 31, 2000 and 2001, long-term debt and capital lease obligations were as follows (in millions):

	2000	2001

7.4%* fixed rate notes payable due through 2015	$406.4	$420.7
4.6%* variable rate notes payable due through 2018	151.7	455.5

Long-term debt	558.1	876.2
Capital lease obligations	17.8	14.9
Other	—	4.3
Less current portion	(66.7)	(43.2)

	$509.2	$852.2

*	weighted average for 2001

At December 31, 2001, borrowings of $726.3 million were secured by flight equipment and real property. During 2001, Alaska issued $234.5 million of debt secured by flight equipment, including $64.5 million with fixed interest rates of approximately 6.8% and a term of 12 years. The other $170.0 million has interest rates that vary with LIBOR and payment terms of 12 to 16.5 years. In September 2001, Alaska borrowed $150 million under its credit facility at an interest rate that varies with LIBOR, payable on or before December 31, 2004.

At December 31, 2001, long-term debt principal payments for the next five years were (in millions):

2002	$40.1

2003	$42.4

2004	$202.6

2005	$35.8

2006	$38.4

Certain Alaska loan agreements contain provisions that require maintenance of specific levels of net worth, leverage and fixed charge coverage, and limit investments, lease obligations, sales of assets, and additional indebtedness. At December 31, 2001, the Company was in compliance with all loan provisions.

Note 6. Commitments
Lease Commitments

The Company has lease contracts for 49 aircraft that have remaining noncancelable lease terms of one to 15 years. The majority of airport and terminal facilities are also leased, with terms ranging from one to 88 years. Total rent expense was $195.7 million, $188.1 million and $192.5 million, in 1999, 2000, and 2001, respectively.

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

Aircraft Commitments

The Company has firm orders for eight Boeing 737 series aircraft to be delivered between 2002 and 2004. The firm orders require payments of approximately $220 million between 2002 and 2004. As of December 31, 2001, deposits of approximately $66 million related to the firm orders had been made. In addition to the ordered aircraft, the Company holds purchase options on 26 Boeing 737s.

Note 7. Employee Benefit Plans
Pension Plans

Four defined benefit and four defined contribution retirement plans cover various employee groups of Alaska. The defined benefit plans provide benefits based on an employee’s term of service and average compensation for a specified period of time before retirement. Pension plans are funded as required by the Employee Retirement Income Security Act of 1974 (ERISA). The defined benefit plan assets consist primarily of marketable equity and fixed income securities.

The following table sets forth the status of the plans for 2000 and 2001 (in millions):

	2000	2001

Projected benefit obligation
Beginning of year	$369.3	$430.2
Service cost	24.0	29.0
Interest cost	28.5	32.3
Amendments	0.7	5.2
Change in assumptions	16.0	16.4
Actuarial loss	0.9	6.2
Benefits paid	(9.2)	(12.1)

End of year	$430.2	$507.2

Plan assets at fair value
Beginning of year	$437.1	$438.7
Actual return on plan assets	5.8	(17.1)
Employer contributions	5.0	45.0
Benefits paid	(9.2)	(12.1)

End of year	$438.7	$454.5

Funded status	8.5	(52.7)
Unrecognized loss	13.9	99.6
Unrecognized transition asset	(0.1)	(0.1)
Unrecognized prior service cost	51.0	51.6

Prepaid pension cost	$73.3	$98.4

Weighted average assumptions
as of December 31

Discount rate	7.50%	7.25%
Expected return on plan assets	10.0%	10.0%
Rate of compensation increase	5.4%	5.4%

Net pension expense for the defined benefit plans included the following components for 1999, 2000, and 2001 (in millions):

	1999	2000	2001

Service cost	$25.8	$24.0	$29.0
Interest cost	25.3	28.5	32.3
Expected return on assets	(36.7)	(43.4)	(46.0)
Amortization of prior service cost	4.4	4.5	4.6
Recognized actuarial loss (gain)	0.1	(0.1)	0.1
Amortization of transition asset	(0.2)	—	--

Net pension expense	$18.7	$13.5	$20.0

In December 2002, the Company will record a non-cash charge to equity in connection with the defined benefit pension plans that the Company sponsors for eligible employees. This charge is a result of an unfunded accrued benefit obligation resulting from lower than expected return on plan assets, which was determined in 2002. The Company estimates this charge will be approximately $87 million net of taxes.

Alaska also maintains an unfunded, noncontributory benefit plan for certain elected officers. The unfunded accrued pension cost for this plan was $27 million as of December 31, 2001.

The defined contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. All of these plans require Company contributions. Total expense for the defined contribution plans was $8.0 million, $10.2 million, and $12.4 million, respectively, in 1999, 2000, and 2001.

Profit Sharing Plans

Alaska has an employee profit sharing plan. Profit sharing expense for 1999 was $21.4 million, and there was no expense for 2000 and 2001.

Other Postretirement Benefits

The Company allows retirees to continue their medical, dental, and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees, because the premiums received by the Company are less than the actual cost of the retirees’ claims. The accumulated postretirement benefit obligation (APBO) for this subsidy is unfunded, and at December 31, 2000 and 2001 was $28.7 million and $32.6 million, respectively. The accrued liability related to the subsidy is included with other liabilities on the Balance Sheet, and totaled $24.4 million and $29.4 million at December 31, 2000 and 2001, respectively. Annual expense related to this subsidy was approximately $3.3 million in 1999, and $4.6 million in 2000 and in 2001.

Note 8. Income Taxes

Alaska files a consolidated tax return with Air Group and other Air Group subsidiaries. Each member of the consolidated group, including Alaska, calculates its tax provision and tax liability, if applicable, on a separate-entity basis. Any differences between the consolidated amounts and the total of the subsidiaries’ amounts are included in the tax provision of the parent company.

Deferred income taxes result from temporary differences in the timing of recognition of revenue and expense for tax and financial reporting purposes. Deferred tax assets and liabilities comprise the following at December 31 (in millions):

	2000	2001

Excess of tax over book depreciation	$204.0	$279.8
Employee benefits	5.3	–
Aircraft return provisions	0.4	–
Other — net	6.9	1.7

Gross deferred tax liabilities	216.6	281.5

Frequent flyer program	(70.8)	(88.0)
Alternative minimum tax	(0.1)	(21.7)
Aircraft return provisions	—	(4.7)
Inventory obsolescence	(8.0)	(9.2)
Deferred gains	(11.6)	(9.9)
Fuel hedges	—	(3.0)
Employee benefits	—	(1.8)
Other — net	(6.2)	(7.6)

Gross deferred tax assets	(96.7)	(145.9)

Net deferred tax liabilities	$119.9	$135.6

Current deferred tax asset	$(32.2)	$(46.7)
Noncurrent deferred tax liability	152.1	182.3

Net deferred tax liability	$119.9	$135.6

The components of income tax expense (credit) were as follows (in millions):

	1999	2000	2001

Current tax expense (credit):
Federal	$15.0	$1.4	$(22.1)
State	4.8	0.3	(1.2)

Total current	19.8	1.7	(23.3)

Deferred tax expense (credit):
Federal	50.0	(4.8)	19.1
State	3.4	(2.2)	(0.4)

Total deferred	53.4	(7.0)	18.7

Total before acctg. change	73.2	(5.3)	(4.6)

Deferred tax credit, cumulative effect of acctg. change	—	(29.5)	—

Total tax expense (credit)	$73.2	$(34.8)	$(4.6)

Income tax expense (credit) reconciles to the amount computed by applying the U.S. federal rate of 35% to income before taxes and accounting change as follows (in millions):

	1999	2000	2001

Income (loss) before income tax and accounting change	$186.5	$(20.1)	$(16.4)

Expected tax expense (credit)	$65.4	$(7.0)	$(5.7)
Nondeductible expenses	1.6	2.2	2.2
State income tax	6.3	(0.5)	(1.1)
Other — net	0.1	—	—

Actual tax expense (credit)	$73.2	$(5.3)	$(4.6)

Effective tax rate	39.3%	26.4%	28.9%

As of December 31, 2000 and 2001, the following intercompany tax accounts were recorded on the Balance Sheets:

	2000	2001

Receivable from affiliated companies	($1.3)	($11.4)
Payable to Alaska Air Group	$1.3	$11.4

Note 9. Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows (in millions):

	December 31, 2000

	Carrying	Fair
	Amount	Value

Assets:
Cash and cash equivalents	$101.2	$101.2
Marketable securities	357.8	357.8
Fuel hedge contracts	2.6	1.7
Restricted deposits and depository certificates	25.6	27.7
Liabilities:
Long-term debt	558.1	578.1

	December 31, 2001

	Carrying	Fair
	Amount	Value

Assets:
Cash and cash equivalents	$490.7	$490.7
Marketable securities	169.8	169.8
Restricted deposits and depository certificates	26.7	28.1
Liabilities:
Fuel hedge contracts	1.0	1.0
Long-term debt	876.2	889.3

The fair value of cash equivalents approximates carrying value due to the short maturity of these instruments. The fair value of marketable securities is based on quoted market prices. The fair value of fuel hedge contracts is based on commodity exchange prices. At December 31, 2000, the fair value of restricted deposits include depository certificates convertible into the common stock of Equant N.V. which was valued at $2.1 million based on a purchase offer from France Telecom. At December 31, 2001, the fair value of these certificates was $1.4 million based on the market value of France Telecom stock. The fair value of long-term debt is based on a discounted cash flow analysis using the Company’s current borrowing rate.

Note 10. U.S. Government Compensation

In September 2001, the U.S. Government passed the Air Transportation Safety and System Stabilization Act to provide $5 billion of cash compensation and $10 billion of loan guarantees to U.S. airlines. The purpose of the Act was to compensate the airlines for direct and incremental losses for the period September 11 through December 31, 2001 as a result of the September 11 terrorist attacks.

Through December 31, 2001, Alaska received government compensation of $71.6 million. This amount is reflected in nonoperating income (expense) in the statements of operations. During the third quarter of 2002, the Department of Transportation completed its review procedures and remitted a final compensation payment to Alaska of $0.3 million.

Note 11. Contingencies
Oakland Maintenance Investigation

In December 1998, the U.S. attorney for the Northern District of California initiated a grand jury investigation concerning certain 1998 maintenance activities at Alaska’s Oakland maintenance base. The investigation was expanded to include the aircraft involved in the loss of Flight 261 in January 2000. The FAA separately proposed a civil penalty in connection with the 1998 maintenance activities, which Alaska and the FAA have settled for an agreed amount. In December 2001, the U.S. attorney notified Alaska that the evidence it had gathered relative to the 1998 maintenance activities did not warrant filing criminal charges, and closed that part of the investigation. The U.S. attorney also placed the portion of its investigation related to Flight 261 on inactive status, with the possibility of reactivating and reviewing the matter when the National Transportation Safety Board issues its final report on the accident.

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

Management believes the ultimate disposition of the above matters is not likely to materially affect the Company’s financial position or results of operations. This is based on management’s current understanding of the relevant law and facts; it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

The Company is also a party to other ordinary routine litigation incidental to its business and with respect to which no material liability is expected.

Note 12. Change in Accounting Principle

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101), “Revenue Recognition in Financial Statements.” SAB 101 gives specific guidance on the conditions that must be met before revenue may be recognized, and effective January 1, 2000 Alaska changed its method of accounting for the sale of miles in its Mileage Plan. Under the new method, a majority of the sales proceeds is deferred, then recognized ratably over the estimated period of time that the award transportation is provided. The deferred proceeds are recognized as passenger revenue for awards issued on Alaska, and as other revenue-net for awards issued on other airlines. In connection with the change, Alaska recognized a $46.8 million cumulative effect charge, net of income taxes of $29.5 million, effective January 1, 2000.

Note 13. Restatement/Reclassification of Financial Statements

During 2002, the Company changed its accounting policies relating to the accrual for certain lease return costs and capitalization of software development costs. In addition, the Company changed its accounting for aircraft purchase commitments assumed by a third party and the amounts recorded for the cumulative effect of the accounting change upon the adoption of SAB 101 in 2000 (see Note 12). The Company also made other corrections and certain reclassifications of deferred income taxes and other balance sheet and income statement items, none of which have a significant impact to previously reported equity or net earnings. Because the previous accounting methods and classifications are not considered to be in compliance with generally accepted accounting principles in the United States of America, the Company’s previously issued financial statements for the years ended December 31, 1999, 2000 and 2001, including the interim periods within those years, have been restated. The changes result in an increase in shareholder’s equity of $28.6 million as of December 31, 2001 and $29.0 million as of December 31, 2000. Significant changes are more fully described below.

Leased Aircraft Return Costs

The Company leases many of its aircraft under relatively long-term operating lease agreements. These aircraft are subject to periodic airframe and engine overhauls based on the Company’s maintenance program. The Company’s previous policy was to capitalize these overhauls and amortize the costs over the estimated lives of the overhauls. Separately, many of the Company’s lease agreements contain provisions, which require that at the end of the lease, either certain minimum times remain until the next overhaul or the Company make a cash payment to the lessor. At the inception of the lease, the Company does not know the balance between actual time remaining to the next overhaul and cash payments that will be used to satisfy its return commitments. Under the previous method, the Company accrued the costs of returning leased aircraft, including any cash payments due to lessors and any unamortized overhauls, on a straight-line basis over the lives of the leases. Airframe and engine overhauls are now capitalized and amortized over the remaining lease term, if shorter than the life of the overhaul. Additionally, under our new method, since the amount of cash payments by themselves cannot be reasonably predicted at the inception of the lease, the Company will accrue cash payments expected to be made to lessors over the last few years of the lease when probable and estimable.

Internally Developed Software

The Company revised its accounting practices for certain costs of internally developed software. These costs were previously charged to expense as they were incurred. Internally developed software costs are now capitalized and amortized over the estimated lives of the software.

Aircraft Purchase Commitments

The Company has a purchase commitment that may trigger a liability under certain events of default. The Company previously recognized a portion of this commitment, which was funded by a third party as a liability, and related aircraft purchase deposits, on its balance sheet. Since the executory contract for the purchase commitment is not an obligation of the Company until the aircraft is delivered, this commitment is disclosed as a purchase commitment and not included in long-term debt or deposits for future flight equipment.

Mileage Plan

During the year ended December 31, 2000, the Company revised certain assumptions used to determine the incremental cost of travel awards earned by flying on Alaska and travel partners and recorded the effect of that change in estimate as a special charge in the statement of operations. The Company has determined that this expense should be included in selling expense and has accordingly restated the December 31, 2000 Statement of Operations.

In 2000, the Company also changed its liability to Mileage Plan members primarily as a result of changing the estimate regarding the number of outstanding Mileage Plan miles that will ultimately be redeemed for free travel that related to estimated travel on other airlines. This change in estimate ($10.1 million net of applicable income taxes of $6.1 million) that related to estimated travel on other airlines was inappropriately included in the cumulative effect of the change in accounting principle related to the adoption of SAB 101. The Company has determined that this change in estimate should have been included in selling expense and has restated the December 31, 2000 Statement of Operations.

The effect of the restatements for 1999, 2000, and 2001 is as follows (in millions):

	1999	2000	2001

Total Revenue:
As Previously Reported	$1,680.8	$1,749.0	$1,750.9
Restated	$1,690.3	$1,766.2	$1,763.0
Total Operating Expenses:
As Previously Reported	$1,504.5	$1,762.6	$1,820.7
Restated	$1,526.0	$1,792.2	$1,834.6
Total Operating Income (Loss):
As Previously Reported	$176.3	$(13.6)	$(69.8)
Restated	$164.3	$(26.0)	$(71.6)
Net Income (Loss):
As Previously Reported	$119.4	$(64.3)	$(10.1)
Restated	$113.3	$(61.6)	$(11.8)

The effect of the restatement on selected balance sheet items is as follows as of December 31, 2000 and 2001 (in millions):

	2000	2001

Current Assets:
As Previously Reported	$712.8	$904.7
Restated	$727.9	$920.8
Property and Equipment-Net:
As Previously Reported	$1,530.5	$1,684.3
Restated	$1,452.8	$1,688.0
Current Liabilities:
As Previously Reported	$657.0	$700.2
Restated	$654.5	$695.0
Long-Term Debt:
As Previously Reported	$609.2	$863.3
Restated	$509.2	$852.2
Shareholder’s Equity:
As Previously Reported	$703.6	$690.4
Restated	$732.6	$719.0

The effect of the restatement to shareholder’s equity as of January 1, 1999 is as follows:

As Previously Reported	$549.5
Restated	$579.9

Alaska Airlines Financial and Statistical Data (Unaudited)

	Quarter Ended December 31			Year Ended December 31

	Restated	Restated	%	Restated	Restated	%
Financial Data (in millions):	2000	2001	Change	2000	2001	Change

Operating Revenues:
Passenger	$398.2	$349.6	(12.2)	$1,625.4	$1,607.6	(1.1)
Freight and mail	18.7	17.7	(5.3)	76.4	78.2	2.4
Other — net	16.1	18.2	13.0	64.4	77.2	19.9

Total Operating Revenues	433.0	385.5	(11.0)	1,766.2	1,763.0	(0.2)

Operating Expenses:
Wages and benefits	145.7	166.4	14.2	577.0	642.9	11.4
Contracted services	20.0	19.0	(5.0)	68.3	76.0	11.3
Aircraft fuel	89.5	49.9	(44.2)	313.1	269.8	(13.8)
Aircraft maintenance	38.4	29.7	(22.7)	130.9	129.7	(0.9)
Aircraft rent	37.1	33.6	(9.4)	144.3	137.6	(4.6)
Food and beverage service	13.0	13.2	1.5	51.0	55.5	8.8
Commissions	15.7	13.6	(13.4)	65.0	64.1	(1.4)
Other selling expenses	27.6	23.8	(13.8)	138.7	102.7	(26.0)
Depreciation and amortization	24.2	30.0	24.0	85.9	106.1	23.5
Loss on sale of assets	0.4	3.2	NM	1.3	5.0	NM
Landing fees and other rentals	19.9	28.7	44.2	74.4	99.5	33.7
Other	40.7	35.4	(13.0)	142.3	145.7	2.4
Special charge — Mileage Plan	—	—		—	—

Total Operating Expenses	472.2	446.5	(5.4)	1,792.2	1,834.6	2.4

Operating Loss	(39.2)	(61.0)	55.6	(26.0)	(71.6)	175.4

Interest income	8.6	4.4		27.6	26.0
Interest expense	(10.9)	(12.9)		(36.0)	(47.4)
Interest capitalized	3.9	0.9		13.8	7.5
U.S. government compensation	—	52.9		—	71.6
Other — net	(0.8)	(3.1)		0.5	(2.5)

	0.8	42.2		5.9	55.2

Loss Before Income Tax and Accounting Change	$(38.4)	$(18.8)	(51.0)	$(20.1)	$(16.4)	(18.4)

Operating Statistics:
Revenue passengers (000)	3,270	3,025	(7.5)	13,525	13,668	1.1
RPMs (000,000)	2,899	2,736	(5.6)	11,986	12,249	2.2
ASMs (000,000)	4,379	4,121	(5.9)	17,315	17,919	3.5
Passenger load factor	66.2%	66.4%	0.2 pts	69.2%	68.4%	(0.8)pts
Breakeven load factor	69.6%	82.2%	12.6 pts	71.4%	73.5%	2.1 pts
Yield per passenger mile	13.74¢	12.78¢	(7.0)	13.56¢	13.12¢	(3.2)
Operating revenue per ASM	9.89¢	9.35¢	(5.4)	10.20¢	9.84¢	(3.5)
Operating expenses per ASM*	10.78¢	10.84¢	0.5	10.35¢	10.24¢	(1.1)
Expense per ASM excluding fuel*	8.74¢	9.62¢	10.1	8.54¢	8.73¢	2.3
Fuel cost per gallon	118.1¢	71.9¢	(39.2)	103.4¢	88.3¢	(14.6)
Fuel gallons (000,000)	75.7	69.6	(8.1)	302.9	305.7	0.9
Average number of employees	9,963	9,834	(1.3)	9,611	10,115	5.2
Aircraft utilization (blk hrs/day)	10.6	9.2	(13.2)	10.7	10.4	(2.8)
Operating fleet at period-end	95	101	6.3	95	101	6.3

NM = Not Meaningful

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders
Alaska Airlines, Inc.
Seattle, Washington

We have audited the accompanying balance sheets of Alaska Airlines, Inc. (an Alaska Corporation) (the Company), a wholly owned subsidiary of Alaska Air Group, Inc., as of December 31, 2001 and 2000 and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 13, the accompanying financial statements and supplemental schedule have been restated. As discussed in Note 12, for the year ended December 31, 2000, the Company changed its method of accounting for the deferral of revenue on miles sold under the mileage plan.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Seattle, Washington

January 2, 2003

VALUATION AND QUALIFYING ACCOUNTS Alaska Airlines, Inc.	Schedule II

		Additions
	Beginning	Charged	(A)	Ending
(In Millions)	Balance	to Expense	Deductions	Balance

Year Ended December 31, 1999
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$0.9	$1.2	$(1.1)	$1.0

Obsolescence allowance for flight equipment spare parts (B)	$15.7	$3.9	$(1.4)	$18.2

(b) Reserve recorded as other long-term liabilities:
Leased aircraft return provision (B)	$2.8	$3.3	$(2.1)	$4.0

Year Ended December 31, 2000
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$1.0	$1.8	$(1.1)	$1.7

Obsolescence allowance for flight equipment spare parts (B)	$18.2	$2.2	$(0.2)	$20.2

(b) Reserve recorded as other long-term liabilities:
Leased aircraft return provision (B)	$4.0	$4.0	—	$8.0

Year Ended December 31, 2001
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$1.7	$2.5	$(2.4)	$1.8

Obsolescence allowance for flight equipment spare parts (B)	$20.2	$4.1	$(0.7)	$23.6

(b) Reserve recorded as other long-term liabilities:
Leased aircraft return provision (B)	$8.0	$4.0	$(0.4)	$11.6

(A)	Deduction from reserve for purpose for which reserve was created.

(B)	Amounts have been restated. See Note 13 to the Financial Statements.

CERTIFICATIONS

I, William S. Ayer, certify that:

1.	I have reviewed this amendment to the annual report on Form 10-K/A of Alaska Airlines, Inc..;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

March 10, 2003	By /s/William S. Ayer William S. Ayer Chief Executive Officer

I, Bradley D. Tilden, certify that:

1.	I have reviewed this amendment to the annual report on Form 10-K/A of Alaska Airlines, Inc..;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

March 10, 2003	By /s/Bradley D. Tilden Bradley D. Tilden Chief Financial Officer

EXHIBIT INDEX

Certain of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference from the document described in parenthesis. Certain others are filed herewith.

3.1	Articles of Incorporation of Alaska Airlines, Inc. as amended through March 7, 1991 (Exhibit 3.1 to Form 10-Q for the six months ended June 30, 2002)

*3.2	Bylaws of Alaska Airlines, Inc. as amended and in effect November 4, 1997

4.1	Trust Indentures and Security Agreement for Alaska Airlines Equipment Trust Certificates, Series A and B (Exhibit No. 4(a)(1) to Form S-3, Amendment No. 1, Registration No. 33-46668)

4.2	Trust Indentures and Security Agreement for Alaska Airlines Equipment Trust Certificates, Series C and D (Exhibit No. 4(a)(1) to Form S-3, Amendment No. 2, Registration No. 33-46668)

4.3	Participation Agreement for Alaska Airlines Equipment Trust Certificates, Series A and B (Exhibit No. 4(b)(1) to Form S-3, Amendment No. 1, Registration No. 33-46668)

4.4	Participation Agreement for Alaska Airlines Equipment Trust Certificates, Series C and D (Exhibit No. 4(b)(1) to Form S-3, Amendment No. 2, Registration No. 33-46668)

4.5	Lease Agreement for Alaska Airlines Equipment Trust Certificates (Exhibit No. 4(b)(2) to Form S-3, Registration No. 33-46668)

10.1	Management Incentive Plan (2000 Alaska Air Group, Inc. Proxy Statement)

10.2	Loan Agreement dated as of December 1, 1984, between

Alaska Airlines, Inc. and the Industrial Development Corporation of the Port of Seattle (Exhibit 10-38 to 1984 10-K)

#10.3	Lease Agreement dated January 22, 1990 between International Lease Finance Corporation and Alaska Airlines, Inc. for the lease of a B737-400 aircraft, summaries of 19 substantially identical lease agreements and Letter Agreement #1 dated January 22, 1990 (Exhibit 10-14 to 1990 10-K)

#10.4	Agreement dated September 18, 1996 between Alaska Airlines, Inc. and Boeing for the purchase of 12 Boeing 737-400 aircraft (Exhibit 10.1 to Third Quarter 1996 10-Q)

10.5	Alaska Air Group, Inc. 1981 Supplementary Retirement Plan for Elected Officers (Exhibit 10.7 to 1997 10-K)

10.6	Alaska Air Group, Inc. 1995 Supplementary Retirement Plan for Elected Officers (Exhibit 10.8 to 1997 10-K)

*12	Calculation of Ratio of Earnings to Fixed Charges

*23	Consent of Deloitte & Touche LLP

*99.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

#	Confidential treatment was granted as to a portion of this document.