Form 10-Q/A
period 2002-03-31
ALASKA AIRLINES INC
filed 2003-03-31
CIK 3202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

During 2002, the Company changed its accounting policies relating to the accrual for certain lease return costs and capitalization of software development costs. In addition, the Company changed its accounting for aircraft purchase commitments assumed by a third party. The Company also made other corrections and certain reclassifications of deferred income taxes and other balance sheet and income statement items, none of which have a significant impact on previously reported equity or net earnings. Because the previous accounting methods and classifications are not considered to be in compliance with generally accepted accounting principles in the United States of America, the

Company’s previously issued financial statements for the years ended December 31, 1999, 2000 and 2001, including the interim periods within those years, and for the three months ended March 31, 2002, have been restated.

This amendment to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002 amends and restates only those items of the previously filed Form 10-Q which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement and to make non-substantive revisions to the notes to the financial statements. For additional information regarding the restatement, see Note 2 to the financial statements.

PART I. FINANCIAL STATEMENTS

ITEM 1. Financial Statements

BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

ASSETS

	Restated	Restated
	December 31,	March 31,
(In Millions)	2001	2002

Current Assets
Cash and cash equivalents	$490.7	$354.1
Marketable securities	169.8	263.7
Receivables from related companies	71.2	107.9
Receivables - net	67.3	81.4
Inventories and supplies - net	36.6	36.1
Prepaid expenses and other assets	85.2	91.4

Total Current Assets	920.8	934.6

Property and Equipment
Flight equipment	1,888.7	1,878.3
Other property and equipment	333.7	348.0
Deposits for future flight equipment	71.8	64.4

	2,294.2	2,290.7
Less accumulated depreciation and amortization	606.2	633.4

Total Property and Equipment - Net	1,688.0	1,657.3

Intangible Assets	12.5	—

Other Assets	134.7	138.1

Total Assets	$2,756.0	$2,730.0

See accompanying notes to financial statements.

BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER'S EQUITY

	Restated	Restated
	December 31,	March 31,
(In Millions Except Share Amounts)	2001	2002

Current Liabilities
Accounts payable	$98.8	$107.8
Payables to related companies	4.4	4.2
Accrued aircraft rent	71.9	55.8
Accrued wages, vacation and payroll taxes	68.0	71.9
Other accrued liabilities	192.3	157.1
Air traffic liability	216.4	266.8
Current portion of long-term debt and capital lease obligations	43.2	43.7

Total Current Liabilities	695.0	707.3

Long-Term Debt and Capital Lease Obligations	852.2	839.8

Other Liabilities and Credits
Deferred income taxes	182.3	178.7
Deferred revenue	193.5	200.2
Other liabilities	114.0	116.1

	489.8	495.0

Shareholder’s Equity
Common stock, $1 par value
Authorized: 1,000 shares
Issued: 2001 and 2002 - 500 shares	—	—
Capital in excess of par value	324.8	324.8
Accumulated other comprehensive income (loss)	(2.2)	6.0
Retained earnings	396.4	357.1

	719.0	687.9

Total Liabilities and Shareholder’s Equity	$2,756.0	$2,730.0

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
Alaska Airlines, Inc.

Three Months Ended March 31	Restated	Restated
(In Millions)	2001	2002

Operating Revenues
Passenger	$382.8	$374.0
Freight and mail	18.3	15.9
Other - net	17.5	22.3

Total Operating Revenues	418.6	412.2

Operating Expenses
Wages and benefits	154.7	165.7
Contracted services	18.8	21.8
Aircraft fuel	74.0	55.2
Aircraft maintenance	34.5	35.6
Aircraft rent	35.3	31.8
Food and beverage service	13.2	13.9
Commissions	15.9	14.2
Other selling expenses	26.0	24.9
Depreciation and amortization	23.6	28.2
Loss on sale of assets	0.9	—
Landing fees and other rentals	21.5	23.6
Other	38.0	36.3

Total Operating Expenses	456.4	451.2

Operating Loss	(37.8)	(39.0)

Nonoperating Income (Expense)
Interest income	8.6	5.0
Interest expense	(12.1)	(11.9)
Interest capitalized	3.2	0.1
Other - net	(0.5)	4.1

	(0.8)	(2.7)

Loss before income tax and accounting change	(38.6)	(41.7)
Income tax benefit	(13.9)	(14.9)

Loss before cumulative effect of accounting change	(24.7)	(26.8)
Cumulative effect of accounting change	—	(12.5)

Net Loss	$(24.7)	$(39.3)

See accompanying notes to financial statements.

RESTATED STATEMENT OF SHAREHOLDER’S EQUITY (unaudited)
Alaska Airlines, Inc.

			Accumulated
		Capital in	Other
	Common	Excess of	Comprehensive	Retained
(In Millions)	Stock	Par Value	Income (Loss)	Earnings	Total

Balances at December 31, 2001
As previously reported	$—	$324.8	$(3.1)	$368.7	$690.4
Prior period adjustment (see Note 2)			0.9	27.7	28.6

As restated	—	324.8	(2.2)	396.4	719.0

Net loss for the three months ended March 31, 2002				(39.3)	(39.3)
Other comprehensive income (loss)
Related to marketable securities:
Change in fair value			(1.6)
Reclassification to earnings			0.1
Income tax effect			0.5

			(1.0)		(1.0)

Related to fuel hedges:
Change in fair value			16.4
Reclassification to earnings			(1.8)
Income tax effect			(5.4)

			9.2		9.2

Total comprehensive loss					(31.1)

Balances at March 31, 2002	$—	$324.8	$6.0	$357.1	$687.9

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
Alaska Airlines, Inc.

	Restated	Restated
Three Months Ended March 31 (In Millions)	2001	2002

Cash flows from operating activities:
Net loss	$(24.7)	$(39.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	12.5
Depreciation and amortization	23.6	28.2
Amortization of airframe and engine overhauls	12.6	14.4
Changes in derivatives	1.7	(2.0)
Loss on sale of assets	0.9	—
Increase (decrease) in deferred income taxes	2.0	(8.2)
Increase in accounts receivable	(37.3)	(50.8)
Decrease in other current assets	13.4	0.1
Increase in air traffic liability	61.0	50.4
Increase (decrease) in other current liabilities	11.5	(34.8)
Increase (decrease) in deferred revenue and other-net	(19.6)	11.9

Net cash provided by (used in) operating activities	45.1	(17.6)

Cash flows from investing activities:
Proceeds from disposition of assets	—	0.9
Purchases of marketable securities	(84.0)	(117.7)
Sales and maturities of marketable securities	133.4	22.2
Property and equipment additions:
Aircraft purchase deposits	(3.0)	—
Capitalized overhauls	(19.1)	(11.6)
Aircraft	(88.1)	—
Other flight equipment	(10.2)	(3.2)
Other property	(7.4)	(7.2)
Aircraft deposits returned	27.7	7.4
Restricted deposits	(0.4)	(2.2)

Net cash used in investing activities	(51.1)	(111.4)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	29.5	—
Long-term debt and capital lease payments	(39.7)	(7.6)

Net cash used in financing activities	(10.2)	(7.6)

Net change in cash and cash equivalents	(16.2)	(136.6)
Cash and cash equivalents at beginning of period	101.2	490.7

Cash and cash equivalents at end of period	$85.0	$354.1

Supplemental disclosure of cash paid (refunded) during the period for:
Interest	$16.0	$9.9
Income taxes	(0.1)	—
Noncash investing and financing activities	None	None

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
Alaska Airlines, Inc.

Note 1. Basis of Presentation and Significant Accounting policies

The accompanying unaudited interim financial statements of Alaska Airlines, Inc. (the Company or Alaska), should be read in conjunction with the financial statements in the Company’s annual report on Form 10-K/A for the year ended December 31, 2001. In the opinion of management, all adjustments have been made which are necessary to present fairly the financial position of the Company as of March 31, 2002, as well as the results of its operations for the three months ended March 31, 2002 and 2001. Except for the restatement of the previous financial statements as described below, the adjustments made were of a normal recurring nature. The Company is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group) whose principal subsidiaries are Alaska Airlines, Inc. and Horizon Air Industries, Inc. Certain reclassifications have been made in the prior year’s restated financial statements to conform to the 2002 presentation.

     These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Significant estimates include assumptions used to record liabilities, expenses and revenue associated with the Company’s Mileage Plan, estimated useful lives of property and equipment and the amounts of certain accrued liabilities. Actual results may differ from these estimates.

     As further discussed in Note 2, in 2002 the Company restated its financial statements for the year ended December 31, 2001, and for all quarterly periods within the year ended December 31, 2001. The Company also restated its financial statements for the three months ended March 31, 2002.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under this statement, the Company’s goodwill will no longer be amortized, but instead will be tested for impairment on a minimum of an annual basis. The impact of discontinuing amortization of existing goodwill has resulted in an increase of net income of $0.1 million for the three months ended March 31, 2002. During the second quarter of 2002, the Company completed the first step of its impairment test related to its $12.5 million of goodwill. In the fourth quarter of 2002, the Company completed the second step of its impairment test and determined that all of the Company’s goodwill was impaired. As a result, the Company recorded a one-time, non-cash charge, effective January 1, 2002, of $12.5 million to write-off all of its goodwill. This charge is reflected as a cumulative effect of accounting change in the statement of operations for the three months ended March 31, 2002.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement also requires that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently

Occurring Events and Transactions. “ Adoption of this statement, in the fiscal year beginning January 1, 2002, did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Note 2. Restatement of Quarterly Financial Statements

During 2002, the Company changed its accounting policies relating to the accrual for certain lease return costs and capitalization of software development costs. In addition, the Company changed its accounting for aircraft purchase commitments assumed by a third party. The Company also made other corrections and certain reclassifications of deferred income taxes and other balance sheet and income statement items, none of which have a significant impact on previously reported equity or net earnings. Because the previous accounting methods and classifications are not considered to be in compliance with GAAP, the Company’s previously issued financial statements for the years ended December 31, 1999, 2000 and 2001, including the interim periods within those years, and for the three months ended March 31, 2002, have been restated. The changes result in an increase in shareholder’s equity of $28.6 million as of December 31, 2001. Significant changes are more fully described below.

Leased Aircraft Return Costs

The Company leases many of its aircraft under relatively long-term operating lease agreements. These aircraft are subject to periodic airframe and engine overhauls based on the Company’s maintenance program. The Company’s previous policy was to capitalize these overhauls and amortize the costs over the estimated lives of the overhauls. Separately, many of the Company’s lease agreements contain provisions which require that, at the end of the lease, either certain minimum times remain until the next overhaul or the Company make a cash payment to the lessor. At the inception of the lease, the Company does not know the balance between actual time remaining to the next overhaul and cash payments that will be used to satisfy its return commitments. Under the previous method, the Company accrued the costs of returning leased aircraft, including any cash payments due to lessors and any unamortized overhauls, on a straight-line basis over the lives of the leases. Airframe and engine overhauls are now capitalized and amortized over the remaining lease term, if shorter than the life of the overhaul. Additionally, under the new method, since the amount of cash payments by themselves cannot be reasonably predicted at the inception of the lease, the Company will accrue cash payments expected to be made to lessors over the last few years of the lease when probable and estimable.

Internally Developed Software

The Company revised its accounting practices for certain costs of internally developed software. These costs were previously charged to expense as they were incurred. Internally developed software costs are now capitalized and amortized over the estimated lives of the software.

Aircraft Purchase Commitments

The Company has a purchase commitment that may trigger a liability under certain events of default. The Company previously recognized a portion of this commitment, which was funded by a third party, as a liability and related aircraft purchase deposits on its balance sheet. Since the executory contract for the purchase commitment is not an obligation of the Company until the aircraft is delivered, this commitment is disclosed as a purchase commitment and not included in long-term debt or deposits for future flight equipment.

The effects of the restatements on results from operations are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2001		March 31, 2002

	As Previously		As Previously
	Reported	Restated	Reported	Restated

	(in millions)
Total Operating Revenues	$418.1	$418.6	$408.9	$412.2
Total Operating Expenses	$450.6	$456.4	$450.7	$451.2
Operating Loss	$(32.5)	$(37.8)	$(41.8)	$(39.0)
Net Loss Before Accounting
Change	$(21.6)	$(24.7)	$(28.2)	$(26.8)
Net Loss	$(21.6)	$(24.7)	$(28.2)	$(39.3)

The effects of the restatement on selected balance sheet items are as follows:

	December 31, 2001		March 31, 2002
	As Previously		As Previously
	Reported	Restated	Reported	Restated

	(in millions)
Current Assets	$904.7	$920.8	$917.1	$934.6
Property and Equipment-Net	$1,692.8	$1,688.0	$1,675.1	$1,657.3
Current Liabilities	$700.2	$695.0	$706.5	$707.3
Long-Term Debt	$863.3	$852.2	$862.5	$839.8
Shareholder’s Equity	$690.4	$719.0	$670.9	$687.9	*

* Includes $12.5 million cumulative effect of the accounting change in connection with the impairment of goodwill upon the adoption of SFAS No. 142.

Note 3. Frequent Flyer Program

Alaska’s Mileage Plan liabilities are included under the following balance sheet captions:

	Restated December 31, 2001	Restated March 31, 2002

	(in millions)
Current Liabilities:
Other accrued liabilities	$65.7	$70.5
Other Liabilities and Credits:
Deferred revenue	150.7	157.8
Other liabilities	31.9	32.5

Total	$248.3	$260.8

Note 4. Other Assets

At December 31, 2001 and March 31, 2002, other assets included prepaid pension cost of $98.4 million and $97.5 million, respectively.

Alaska Airlines Financial and Statistical Data

	Three Months Ended March 31

	Restated	Restated	%
	2001	2002	Change
Financial Data (in millions):
Operating Revenues:
Passenger	$382.8	$374.0	-2.3%
Freight and mail	18.3	15.9	-13.1%
Other - net	17.5	22.3	27.4%

Total Operating Revenues	418.6	412.2	-1.5%

Operating Expenses:
Wages and benefits	154.7	165.7	7.1%
Contracted services	18.8	21.8	16.0%
Aircraft fuel	74.0	55.2	-25.4%
Aircraft maintenance	34.5	35.6	3.2%
Aircraft rent	35.3	31.8	-9.9%
Food and beverage service	13.2	13.9	5.3%
Commissions	15.9	14.2	-10.7%
Other selling expenses	26.0	24.9	-4.2%
Depreciation and amortization	23.6	28.2	19.5%
Loss on sale of assets	0.9	—	NM
Landing fees and other rentals	21.5	23.6	9.8%
Other	38.0	36.3	-4.5%

Total Operating Expenses	456.4	451.2	-1.1%

Operating Loss	(37.8)	(39.0)	3.2%

Interest income	8.6	5.0
Interest expense	(12.1)	(11.9)
Interest capitalized	3.2	0.1
Other - net	(0.5)	4.1

	(0.8)	(2.7)

Loss Before Income Tax and Accounting Change	$(38.6)	$(41.7)	8.0%

Operating Statistics:
Revenue passengers (000)	3,198	3,193	-0.2%
RPMs (000,000)	2,895	2,977	2.8%
ASMs (000,000)	4,428	4,467	0.9%
Passenger load factor	65.4%	66.7%	1.3	pts
Breakeven load factor	74.2%	76.0%	1.8	pts
Yield per passenger mile	13.22 ¢	12.56 ¢	-5.0%
Operating revenue per ASM	9.45 ¢	9.23 ¢	-2.4%
Operating expenses per ASM	10.31 ¢	10.10 ¢	-2.0%
Expense per ASM excluding fuel	8.64 ¢	8.87 ¢	2.7%
Fuel cost per gallon	97.1 ¢	73.6 ¢	-24.3%
Fuel gallons (000,000)	76.2	75.0	-1.6%
Average number of employees	10,203	9,815	-3.8%
Aircraft utilization (blk hrs/day)	11.0	10.1	-8.3%
Operating fleet at period-end	96	102	6.3%
NM = Not Meaningful

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This report may contain forward-looking statements that are based on the best information currently available to management. These forward-looking statements are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are indicated by phrases such as “will,” “should,” “the Company believes,” “we expect” or any other language indicating a prediction of future events, including, without limitation, statements relating to the Company’s expectations regarding financing new aircraft commitments. There can be no assurance that actual developments will be those anticipated by the Company. Actual results could differ materially from those projected as a result of a number of factors, some of which the Company cannot predict or control. For a discussion of these factors, please see Item 1 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.

As discussed in Note 2 to the financial statements, in 2002 the Company restated its financial statements for the year ended December 31, 2001 and for the interim periods within that year. The Company also restated its financial statements for the three months ended March 31, 2002. The accompanying management’s discussion and analysis gives effect to the restatement.

Results of Operations

First Quarter 2002 Compared with First Quarter 2001

Net loss before cumulative effect of accounting change for the first quarter of 2002 was $26.8 million compared with a loss of $24.7 million in 2001. The 2002 net loss of $39.3 million includes the write-off of all of the Company’s goodwill ($12.5 million), in accordance with Statement of Financial Accounting Standards (SFAS) No. 142. (See Note 1 to the financial statements.) The operating loss for the first quarter of 2002 was $39.0 million compared with an operating loss of $37.8 million for 2001. Financial and statistical data is shown on page 10. A discussion of this data follows.

Revenues

Capacity was down 4.9% in January but increased 3.1% in February and 4.5% in March. For the quarter, capacity increased 0.9% due to our service to new markets (Seattle to Washington D.C., Los Angeles to Cancun and Los Angeles to Calgary), partially offset by reduced service in existing markets, especially the Pacific Northwest to Southern California and Northern California. Traffic grew by 2.8%, and our passenger load factor increased 1.3 percentage points. The Canada and Mexico markets experienced the largest increases in load factor. Passenger yields were down 5.0% due to a combination of fewer business passengers, a drop off in demand due to the September 11, 2001 terrorist attacks, and fare sales offered to stimulate demand. Yields were down in virtually all major markets, with Mexico and Canada showing the largest decreases. The lower yield combined with the higher load factor resulted in a 2.4% decrease in revenue per available seat mile (ASM). The higher traffic combined with the lower yield resulted in a 2.3% decrease in passenger revenue.

Freight and mail revenues decreased 13.1% due to lower freight and mail volumes as a result of decreased business activity and increased security restrictions. Other-net revenues increased 27.4%, largely due to increased revenue from the sale of miles in Alaska’s frequent flyer program.

Expenses

For the quarter, total operating expenses were flat compared to 2001. Fuel expense decreased by $18.8 million, which was offset by increases in other expense categories, primarily wages and benefits. Cost per ASM decreased by 2.0%. Cost per ASM excluding fuel increased by 2.7%. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits increased 7.1% due to an 11.3% increase in average wages and benefits per employee combined with a 3.8% decrease in the number of employees. Average wages and benefits per employee increased due to a pilot pay increase that was effective in June 2001, longevity increases for union employees, annual merit raises for management employees, and higher pension and health insurance costs for all employees.

•	Contracted services increased 16.0% primarily due to increased airport security screening costs.

•	Fuel expense decreased 25.4% due to a 24.3% decrease in the cost per gallon of fuel and a 1.6% decrease in gallons consumed. The fuel consumption rate decreased 0.7% due to the use of more fuel-efficient B737-700 and B737-900 aircraft. The lower fuel prices saved $17.7 million.

•	Maintenance expense increased 3.2%, largely due to increased airframe overhaul expenses. A total of 11 “C” checks (annual airframe inspections) were performed at outside contractors in 2002 compared to three in 2001.

•	Commission expense decreased 10.7%, exceeding the 2.3% decrease in passenger revenue, due to a commission cap we instituted in November 2001 and the continuing shift to direct sales channels. In 2002, 58.5% of Air Group ticket sales were made through travel agents, versus 61.6% in 2001. In 2002, 18.8% of the ticket sales were made through Alaska’s Internet web site versus 14.9% in 2001.

•	Depreciation and amortization increased 19.5%, primarily because we owned seven more aircraft in 2002.

•	Landing fees and other rentals increased 9.8%, primarily due to higher rates. The 2002 results include a $2.2 million credit from adjusting a December 2001 accrual due to a year-end airport assessment coming in lower than expected. Absent this credit, landing fees and other rentals increased 20.0%. The higher rates are attributable to airport construction projects and the effects of increased security and other costs resulting from the events of September 11.

•	Other expense decreased 4.5%, as lower supplies, property tax, passenger remuneration, personnel and legal costs offset higher expenditures for insurance.

Nonoperating Income (Expense)

Net nonoperating items were $2.7 million expense in 2002 compared to $0.8 million expense in 2001. Interest income decreased $3.6 million due to lower interest rates, while interest expense (net of capitalized interest) was up $2.9 million due to new debt incurred in the past year and much lower levels of capitalization. Other-net includes $2.5 million in gains resulting from hedge ineffectiveness on fuel hedging contracts in 2002, a $1.4 million insurance recovery and a $0.9 million gain on conversion of Equant N.V. shares (a telecommunications network company owned by many airlines).

Income Tax Benefit

Accounting standards require us to provide for income taxes each quarter based on our estimate of the effective tax rate for the full year. The volatility of air fares and fuel prices and the seasonality of our business make it difficult to accurately forecast full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as employee per diem costs. In estimating the 35.7% tax rate for the first quarter of 2002, we considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and our forecast of pretax income for the full year. We evaluate this rate each quarter and make adjustments if necessary.

Critical Accounting Policies

For more information on the Company’s critical accounting policies, see Item 7 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001. In 2002, the Company revised its accounting practices with respect to aircraft lease return costs. This change is more fully described in Note 2 to the financial statements.

Liquidity and Capital Resources

The table below presents the major indicators of financial condition and liquidity.

	December 31, 2001 Restated	March 31, 2002 Restated	Change

	(In millions, except debt-to-capital)
Cash and marketable securities	$660.5	$617.8	$(42.7)
Working capital	225.8	227.3	1.5
Long-term debt and capital lease obligations	852.2	839.8	(12.4)
Shareholder’s equity	719.0	687.9	(31.1)
Debt-to-capital	54%:46%	55%:45%	NA
Debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	72%:28%	72%:28%	NA

The Company’s cash and marketable securities portfolio decreased $42.7 million during the first three months of 2002. Transportation tax payments of $49.4 million related to the fourth quarter 2001 were deferred until this quarter as allowed under the Air Transportation Safety and System Stabilization Act, and receivables from Horizon increased $33.4 million. Cash was also used for $22.0 million of capital expenditures, including the purchase of spare parts and airframe and engine overhauls. These decreases were partially offset by $7.4 million of flight equipment deposits that were returned by the Company’s aircraft manufacturer.

Shareholder’s equity decreased $31.1 million, primarily due to the net loss of $39.3 million.

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

The Company has a purchase commitment that may trigger a liability under certain events of default. The Company previously recognized a portion of the commitment, which was funded by a third party, as a liability and related aircraft purchase deposits on its balance sheet. Since the executory contract for the purchase commitment is not an obligation of the Company until the aircraft is delivered, this commitment is now disclosed as a purchase commitment and not included in long-term debt or deposits for future flight equipment. See Note 2 to the financial statements.

New Accounting Standards - Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this statement the Company’s goodwill will no longer be amortized, but instead will be tested for impairment on a minimum of an annual basis. The impact of discontinuing amortization of existing goodwill has resulted in an increase of net income of $0.1 million for the three months ended March 31, 2002. During the second quarter of 2002, the Company completed the first step of its impairment test related to its $12.5 million of goodwill. In the fourth quarter of 2002, the Company completed the second step of its impairment test and determined that all of the Company’s goodwill was impaired. As a result, the Company recorded a one-time, non-cash charge, effective January 1, 2002, of $12.5 million to write-off all of its goodwill. This charge is reflected as a cumulative effect of accounting change in the statement of operations for the three months ended March 31, 2002.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of Business, and

Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Adoption of this statement, in the fiscal year beginning January 1, 2002, did not have a material impact on the Company’s financial statements .

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

     The Company utilizes financial derivative instruments as hedges to decrease its exposure to jet fuel price increases. The Company accounts for its fuel hedge derivative instruments as cash flow hedges as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. At March 31, 2002, the Company had hedge agreements in place to hedge approximately 40% of its 2002 and 35% of its 2003 expected jet fuel requirements. Under SFAS No. 133, all changes in fair value that are considered to be effective are recorded in accumulated other comprehensive income (loss) until the underlying jet fuel is consumed. The fair value of the Company’s hedge instruments at March 31, 2002 was a net asset of approximately $7.8 million, which is recorded in prepaid expenses and other assets in the balance sheet.

     During the three months ended March 31, 2002, the Company recognized approximately $.5 million in realized hedging losses which are reflected in aircraft fuel in the statement of operations. During the three months ended March 31, 2002, the Company recorded $1.8 million in income related to the ineffectiveness of the Company’s hedges. This amount is recorded as non-operating income (expense) in other-net in the statement of operations.

     As of March 31, 2002, the Company had unrealized gains of $9.2 million (net of taxes of $5.4 million). This amount is reflected in accumulated other comprehensive income (loss) in the balance sheet.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a)	No reports on Form 8-K were filed this quarter.

(b)	Exhibit 99.1- Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

(c)	Exhibit 99.2- Certification of Chief Financial Officer Pursuant to 18.U.S.C. Section 1350

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA AIRLINES, INC. Registrant

Date: March 28, 2003

/s/ Bradley D. Tilden Bradley D. Tilden Executive Vice President/Finance and Chief Financial Officer

/s/ Terri K. Maupin Terri K. Maupin Staff Vice President/Finance and Controller

CERTIFICATIONS

     I, William S. Ayer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A for the period ended March 31, 2002 of Alaska Airlines, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

March 28, 2003	By /s/ William S. Ayer William S. Ayer Chief Executive Officer

I, Bradley D. Tilden, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A for the period ended March 31, 2002 of Alaska Airlines, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

March 28, 2003	By /s/ Bradley D. Tilden Bradley D. Tilden Chief Financial Officer