Form 10-Q/A
period 2002-06-30
ALASKA AIRLINES INC
filed 2003-03-31
CIK 3202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 2)

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

     During 2002, the Company changed its accounting policies relating to the accrual for certain lease return costs and capitalization of software development costs. In addition, the Company changed its accounting for aircraft purchase commitments assumed by a third party. The Company also made other corrections and certain reclassifications of deferred income taxes and other balance sheet and income statement items, none of which have a significant impact on previously reported equity or net earnings. Because the previous accounting methods and classifications are not considered to be in compliance with generally accepted accounting principles in the United States of America, the

Company’s previously issued financial statements for the years ended December 31, 1999, 2000 and 2001, including the interim periods within those years, and for the three and six months ended June 30, 2002, have been restated.

This amendment to the Company’s Quarterly Report on Form 10-Q/A for the three and six months ended June 30, 2002, amends and restates only those items of the previously filed Form 10-Q which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement and to make non-substantive revisions to the notes to the financial statements. For additional information regarding the restatement, see Note 2 to the financial statements.

PART I. FINANCIAL STATEMENTS
ITEM 1. Financial Statements
BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

ASSETS

	Restated	Restated
	December 31,	June 30,
(In Millions)	2001	2002

Current Assets
Cash and cash equivalents	$490.7	$270.3
Marketable securities	169.8	434.9
Receivables from related companies	71.2	85.3
Receivables — net	67.3	94.7
Inventories and supplies — net	36.6	37.7
Prepaid expenses and other assets	85.2	87.5

Total Current Assets	920.8	1,010.4

Property and Equipment
Flight equipment	1,888.7	1,888.7
Other property and equipment	333.7	352.7
Deposits for future flight equipment	71.8	62.0

	2,294.2	2,303.4
Less accumulated depreciation and amortization	606.2	659.2

Total Property and Equipment — Net	1,688.0	1,644.2

Intangible Assets	12.5	—

Other Assets	134.7	147.3

Total Assets	$2,756.0	$2,801.9

See accompanying notes to financial statements.

BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER’S EQUITY

	Restated	Restated
	December 31,	June 30,
(In Millions Except Share Amounts)	2001	2002

Current Liabilities
Accounts payable	$98.8	$109.9
Payables to related companies	4.4	4.1
Accrued aircraft rent	71.9	60.9
Accrued wages, vacation and payroll taxes	68.0	73.4
Other accrued liabilities	192.3	184.3
Air traffic liability	216.4	283.7
Current portion of long-term debt and capital lease obligations	43.2	45.7

Total Current Liabilities	695.0	762.0

Long-Term Debt and Capital Lease Obligations	852.2	852.1

Other Liabilities and Credits
Deferred income taxes	182.3	175.3
Deferred revenue	193.5	207.7
Other liabilities	114.0	119.2

	489.8	502.2

Shareholder’s Equity
Common stock, $1 par value
Authorized: 1,000 shares
Issued: 2001 and 2002 - 500 shares	—	—
Capital in excess of par value	324.8	324.8
Accumulated other comprehensive income (loss)	(2.2)	4.6
Retained earnings	396.4	356.2

	719.0	685.6

Total Liabilities and Shareholder’s Equity	$2,756.0	$2,801.9

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
Alaska Airlines, Inc.

Three Months Ended June 30	Restated	Restated
(In Millions)	2001	2002

Operating Revenues
Passenger	$434.1	$433.6
Freight and mail	21.4	20.0
Other — net	19.2	25.1

Total Operating Revenues	474.7	478.7

Operating Expenses
Wages and benefits	157.5	174.5
Contracted services	19.2	19.4
Aircraft fuel	74.1	64.2
Aircraft maintenance	32.6	36.1
Aircraft rent	35.0	31.8
Food and beverage service	14.7	16.2
Commissions	18.2	14.2
Other selling expenses	26.6	27.8
Depreciation and amortization	25.2	28.5
Loss on sale of assets	0.3	0.2
Landing fees and other rentals	23.4	28.5
Other	37.7	37.5

Total Operating Expenses	464.5	478.9

Operating Income (Loss)	10.2	(0.2)

Nonoperating Income (Expense)
Interest income	6.0	6.1
Interest expense	(10.6)	(11.6)
Interest capitalized	1.9	0.4
U.S. government compensation	—	0.1
Other — net	0.6	5.1

	(2.1)	0.1

Income (loss) before income tax	8.1	(0.1)
Income tax expense	3.5	0.7

Net Income (Loss)	$4.6	$(0.8)

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
Alaska Airlines, Inc.

Six Months Ended June 30	Restated	Restated
(In Millions)	2001	2002

Operating Revenues
Passenger	$816.9	$807.6
Freight and mail	39.7	35.9
Other — net	36.7	47.4

Total Operating Revenues	893.3	890.9

Operating Expenses
Wages and benefits	312.2	340.2
Contracted services	38.0	41.2
Aircraft fuel	148.1	119.4
Aircraft maintenance	67.1	71.7
Aircraft rent	70.3	63.6
Food and beverage service	27.9	30.1
Commissions	34.1	28.4
Other selling expenses	52.6	52.7
Depreciation and amortization	48.8	56.7
Loss on sale of assets	1.2	0.2
Landing fees and other rentals	44.8	52.1
Other	75.7	73.8

Total Operating Expenses	920.8	930.1

Operating Loss	(27.5)	(39.2)

Nonoperating Income (Expense)
Interest income	14.5	11.1
Interest expense	(22.7)	(23.5)
Interest capitalized	5.0	0.5
U.S. government compensation	0.0	0.1
Other — net	0.1	9.2

	(3.1)	(2.6)

Loss before income tax and accounting change	(30.6)	(41.8)
Income tax benefit	(10.5)	(14.1)

Loss before cumulative effect of accounting change	(20.1)	(27.7)
Cumulative effect of accounting change	—	(12.5)

Net Loss	$(20.1)	$(40.2)

See accompanying notes to financial statements.

RESTATED STATEMENT OF SHAREHOLDER’S EQUITY (unaudited)
Alaska Airlines, Inc.

			Accumulated
		Capital in	Other
	Common	Excess of	Comprehensive	Retained
(In Millions)	Stock	Par Value	Income (Loss)	Earnings	Total

Balances at December 31, 2001:
As previously reported	$—	$324.8	$(3.1)	$368.7	$690.4
Prior period adjustment (see Note 2)			0.9	27.7	28.6

As restated	—	324.8	(2.2)	396.4	719.0

Net loss for the six months ended June 30, 2002				(40.2)	(40.2)
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value			(1.0)
Reclassification to earnings			0.7
Income tax effect			0.1

			(0.2)		(0.2)

Related to fuel hedges:
Change in fair value			17.9
Reclassification to earnings			(6.8)
Income tax effect			(4.1)

			7.0		7.0

Total comprehensive loss					(33.4)

Balances at June 30, 2002	$—	$324.8	$4.6	$356.2	$685.6

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
Alaska Airlines, Inc.

	Restated	Restated
Six Months Ended June 30 (In Millions)	2001	2002

Cash flows from operating activities:
Net loss	$(20.1)	$(40.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change	—	12.5
Depreciation and amortization	48.8	56.7
Amortization of airframe and engine overhauls	27.1	29.6
Changes in derivatives	2.4	(6.8)
Loss on disposition of assets	1.2	0.2
Increase (decrease) in deferred income taxes	4.0	(11.0)
Increase in accounts receivable — net	(45.0)	(41.5)
Decrease in other current assets	8.5	2.8
Increase in air traffic liability	87.6	67.3
Increase in other current liabilities	10.2	0.9
Increase (decrease) in deferred revenue and other-net	(9.3)	16.9

Net cash provided by operating activities	115.4	87.4

Cash flows from investing activities:
Proceeds from disposition of assets	0.1	1.0
Purchases of marketable securities	(243.8)	(358.5)
Sales and maturities of marketable securities	265.0	93.0
Property and equipment additions:
Aircraft purchase deposits	(18.3)	(12.6)
Capitalized overhauls	(27.2)	(29.7)
Aircraft	(216.9)	(1.0)
Other flight equipment	(25.8)	(4.2)
Other property	(17.3)	(18.2)
Aircraft deposits returned	15.1	22.4
Restricted deposits and other	(0.6)	(6.7)

Net cash used in investing activities	(269.7)	(314.5)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	136.5	25.5
Long-term debt and capital lease payments	(47.7)	(18.8)

Net cash provided by financing activities	88.8	6.7

Net change in cash and cash equivalents	(65.5)	(220.4)
Cash and cash equivalents at beginning of period	101.2	490.7

Cash and cash equivalents at end of period	$35.7	$270.3

Supplemental disclosure of cash paid (refunded) during the period for:
Interest (net of amount capitalized)	$27.5	$23.6
Income taxes	(0.1)	(15.8)
Noncash investing and financing activities:	None	None

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
Alaska Airlines, Inc.

Note 1. Basis of Presentation and Significant Accounting policies

The accompanying unaudited interim financial statements of Alaska Airlines, Inc. (the Company or Alaska), should be read in conjunction with the financial statements in the Company’s annual report on Form 10-K/A for the year ended December 31, 2001. In the opinion of management, all adjustments have been made which are necessary to present fairly the financial position of the Company as of June 30, 2002, as well as the results of its operations for the three and six months ended June 30, 2002 and 2001. Except for the restatement of the previous financial statements as described below, the adjustments made were of a normal recurring nature. The Company is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group) whose principal subsidiaries are Alaska Airlines, Inc. and Horizon Air Industries, Inc. Certain reclassifications have been made in the prior year’s restated financial statements to conform to the 2002 presentation.

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). They require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Significant estimates include assumptions used to record liabilities, expenses and revenue associated with the Company’s Mileage Plan, estimated useful lives of property and equipment and the amounts of certain accrued liabilities. Actual results may differ from these estimates.

As further discussed in Note 2, in 2002 the Company restated its financial statements for the year ended December 31, 2001, and for all quarterly periods during the year ended December 31, 2001. The Company also restated its financial statements for the three and six months ended June 30, 2002.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Under this Statement the Company’s goodwill will no longer be amortized, but instead will be tested for impairment on a minimum of an annual basis. The impact of discontinuing amortization of existing goodwill has resulted in an increase of net income of $0.3 million for the six months ended June 30, 2002. During the second quarter of 2002, the Company completed the first step of its impairment test related to its $12.5 million of goodwill. In the fourth quarter of 2002, the Company completed the second step of its impairment test and determined that all of the Company’s goodwill was impaired. As a result, the Company recorded a one-time, non-cash charge, effective January 1, 2002 of $12.5 million to write off all its goodwill. This charge is reflected as a cumulative effect of an accounting change in the Statement of Operations for the six months ended June 30, 2002.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Adoption of this Statement, in the fiscal year beginning January 1, 2002, did not have a material impact on the Company’s financial statements.

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

We do not expect a significant impact on our financial position, results of operations, or cash flows from adoption of SFAS No. 145 or 146.

Note 2. Restatement of Quarterly Financial Statements

During 2002, the Company changed its accounting policies relating to the accrual for certain lease return costs and capitalization of software development costs. In addition, the Company changed its accounting for aircraft purchase commitments assumed by a third party. The Company also made other corrections and certain reclassifications of deferred income taxes and other balance sheet and income statement items, none of which have a significant impact on previously reported equity or net earnings. Because the previous accounting methods and classifications are not considered to be in compliance with GAAP, the Company’s previously issued financial statements for the years ended December 31, 1999, 2000 and 2001, including the interim periods within those years, and the three and six months ended June 30, 2002, have been restated. Significant changes are more fully described below.

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

Aircraft Purchase Commitments

The Company has a purchase commitment that may trigger a liability under certain events of default. The Company previously recognized a portion of this commitment that was funded by a third party as a liability, and related aircraft purchase deposits, on its balance sheet. Since the executory contract for the purchase commitment is not an obligation of the Company until the aircraft is delivered, this commitment is disclosed as a purchase commitment and not included in long-term debt or deposits for future flight equipment.

In the Company’s filing of its Form 10-Q for the quarterly period ended June 30, 2002, the Company previously restated its financial statements for the three and six months ended June 30, 2001 and as of December 31, 2001. Subsequently, the Company identified other corrections and certain reclassifications, which have been restated in this filing. Amounts shown “as previously reported” for June 30, 2001 and December 31, 2001 in the accompanying tables reflect the Company’s original reporting of its financial statements as of and for the respective periods.

The effects of the restatement for the three months and six months ended June 30, 2001 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2001		June 30, 2001

	As Previously		As Previously
	Reported	Restated	Reported	Restated

	(in millions)
Total Operating Revenues	$471.3	$474.7	$889.4	$893.3
Total Operating Expenses	$460.2	$464.5	$910.8	$920.8
Total Operating Income (Loss)	$11.1	$10.2	$(21.4)	$(27.5)
Net Income (Loss)	$4.8	$4.6	$(16.8)	$(20.1)

The effects of the restatement for the three months and six months ended June 30, 2002 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2002		June 30, 2002

	As Previously		As Previously
	Reported	Restated	Reported	Restated

	(in millions)
Total Operating Revenues	$476.9	$478.7	$885.8	$890.9
Total Operating Expenses	$479.1	$478.9	$928.4	$930.1
Total Operating Loss	$(2.2)	$(0.2)	$(42.6)	$(39.2)
Net Loss before Accounting Change	$(2.5)	$(0.8)	$(29.8)	$(27.7)
Net Loss	$(2.5)	$(0.8)	$(29.8)	$(40.2)

The effects of the restatement on selected balance sheet items are as follows:

	December 31, 2001		June 30, 2002

	As Previously		As Previously
	Reported	Restated	Reported	Restated

	(in millions)
Current Assets	$904.7	$920.8	$1,013.8	$1,010.4
Property and Equipment-Net	$1,692.8	$1,688.0	$1,637.4	$1,644.2
Current Liabilities	$700.2	$695.0	$763.6	$762.0
Long-Term Debt	$863.3	$852.2	$852.1	$852.1
Shareholder’s Equity	$690.4	$719.0	$695.7	$685.6*

*	Includes $12.5 million cumulative effect of the accounting change in connection with the impairment of goodwill upon the adoption of SFAS No. 142.

Note 3. Frequent Flyer Program

Alaska’s Mileage Plan liabilities are included under the following balance sheet captions.

	Restated December 31, 2001	Restated June 30, 2002

	(In millions)
Current Liabilities:
Other accrued liabilities	$65.7	$76.8
Other Liabilities and Credits:
Deferred revenue	150.7	166.5
Other liabilities	31.9	32.6

Total	$248.3	$275.9

Note 4. Other Assets

At December 31, 2001 and June 30, 2002, other assets included prepaid pension cost of $98.4 million and $101.4 million, respectively.

Note 5. U.S. Government Compensation

In September 2001, the U.S. Government passed the Air Transportation Safety and System Stabilization Act to compensate the airlines for direct and incremental losses as a result of the September 11th terrorist attacks. In the second quarter of 2002, Alaska submitted its final application to the Department of Transportation (DOT) based on its losses. During the third quarter of 2002, the DOT completed its review procedures and remitted a final compensation payment to Alaska of $0.2 million.

Alaska Airlines Financial and Statistical Data

	Three Months Ended June 30					Six Months Ended June 30

	Restated		Restated		%	Restated	Restated	%
	2001		2002		Change	2001	2002	Change
Financial Data (in millions):
Operating Revenues:
Passenger	$434.1		$433.6		-0.1%	$816.9	$807.6	-1.1%
Freight and mail	21.4		20.0		-6.5%	39.7	35.9	-9.6%
Other — net	19.2		25.1		30.7%	36.7	47.4	29.2%

Total Operating Revenues	474.7		478.7		0.8%	893.3	890.9	-0.3%

Operating Expenses:
Wages and benefits	157.5		174.5		10.8%	312.2	340.2	9.0%
Contracted services	19.2		19.4		1.0%	38.0	41.2	8.4%
Aircraft fuel	74.1		64.2		-13.4%	148.1	119.4	-19.4%
Aircraft maintenance	32.6		36.1		10.7%	67.1	71.7	6.9%
Aircraft rent	35.0		31.8		-9.1%	70.3	63.6	-9.5%
Food and beverage service	14.7		16.2		10.2%	27.9	30.1	7.9%
Commissions	18.2		14.2		-22.0%	34.1	28.4	-16.7%
Other selling expenses	26.6		27.8		4.5%	52.6	52.7	0.2%
Depreciation and amortization	25.2		28.5		13.1%	48.8	56.7	16.2%
Loss on sale of assets	0.3		0.2		NM	1.2	0.2	NM
Landing fees and other rentals	23.4		28.5		21.8%	44.8	52.1	16.3%
Other	37.7		37.5		-0.5%	75.7	73.8	-2.5%

Total Operating Expenses	464.5		478.9		3.1%	920.8	930.1	1.0%

Operating Income (Loss)	10.2		(0.2)		NM	(27.5)	(39.2)	42.5%

Interest income	6.0		6.1			14.5	11.1
Interest expense	(10.6)		(11.6)			(22.7)	(23.5)
Interest capitalized	1.9		0.4			5.0	0.5
U.S. government compensation	0.0		0.1			0.0	0.1
Other — net	0.6		5.1			0.1	9.2

	(2.1)		0.1			(3.1)	(2.6)

Income (Loss) Before Income Tax and Accounting Change	$8.1		$(0.1)		NM	$(30.6)	$(41.8)	36.6%

Operating Statistics:
Revenue passengers (000)	3,698		3,616		-2.2%	6,896	6,809	-1.3%
RPMs (000,000)	3,290		3,372		2.5%	6,185	6,349	2.7%
ASMs (000,000)	4,683		4,929		5.2%	9,111	9,396	3.1%
Passenger load factor	70.3%		68.4%		(1.9)pts	67.9%	67.6%	(0.3)pts
Breakeven load factor	69.8%		69.5%		(0.3)pts	71.9%	72.5%	0.6 pts
Yield per passenger mile	13.19	¢	12.86	¢	-2.5%	13.21 ¢	12.72 ¢	-3.7%
Operating revenue per ASM	10.14	¢	9.71	¢	-4.2%	9.80 ¢	9.48 ¢	-3.3%
Operating expenses per ASM	9.92	¢	9.72	¢	-2.0%	10.11 ¢	9.90 ¢	-2.1%
Expense per ASM excluding fuel	8.34	¢	8.41	¢	0.9%	8.48 ¢	8.63 ¢	1.7%
Fuel cost per gallon	92.3	¢	78.0	¢	-15.5%	94.6 ¢	75.9 ¢	-19.8%
Fuel gallons (000,000)	80.3		82.3		2.5%	156.5	157.3	0.5%
Average number of employees	10,201		10,222		0.2%	10,202	10,019	-1.8%
Aircraft utilization (blk hrs/day)	11.1		10.8		-2.5%	11.0	10.4	-5.5%
Operating fleet at period-end	100		102		2.0%	100	102	2.0%

NM = Not Meaningful

Note:
 Certain reclassifications have been made to the June 30, 2001 restated statements of operations to conform to the June 30, 2002 presentation.

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

As discussed in Note 2 to the financial statements, in 2002 the Company restated its financial statements for the year ended December 31, 2001 and the interim periods within that year. The Company also restated its financial statements for the three and six months ended June 30, 2002. The accompanying management’s discussion and analysis gives effect to the restatement.

Results of Operations

Second Quarter 2002 Compared with Second Quarter 2001

Our net loss for the second quarter of 2002 was $0.8 million compared with net income of $4.6 million in 2001. Our operating loss for the second quarter of 2002 was $0.2 million compared with operating income of $10.2 million for 2001. Financial and statistical data is shown on page 12. A discussion of this data follows.

Revenues

Our capacity increased 5.2% due to our service to new markets (Seattle to Washington D.C., Boston and Denver; Los Angeles to Cancun and Calgary), partially offset by reduced service in existing markets, especially the Pacific Northwest to Southern California and the Pacific Northwest to Northern California. Traffic grew by 2.5%, and our passenger load factor decreased 1.9 percentage points. The new Washington D.C., Boston and Denver markets experienced load factors exceeding the system average. Virtually all other markets experienced reductions in load factor. Passenger yields were down 2.5% due to a combination of fewer business passengers, a drop off in demand due to the September 11, 2001 terrorist attacks and the slowing economy, and fare sales offered to stimulate demand. Yields were down in all major markets except the Pacific Northwest to Southern California market. The lower yield combined with the lower load factor resulted in a 4.2% decrease in revenue per available seat mile (ASM). The higher traffic combined with the lower yield resulted in a 0.1% decrease in passenger revenue.

Freight and mail revenues decreased 6.5% primarily due to lower freight volumes attributable to increased security restrictions. Other-net revenues increased 30.7%, due to increased revenue related to the sale of miles in Alaska’s frequent flyer program, new security fee reimbursement revenue and higher essential air service subsidy rates.

Expenses

Total operating expenses increased 3.1% compared to 2001, while our cost per ASM decreased by 2.0%. Our cost per ASM excluding fuel increased by 0.9%. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits increased 10.8% due to a 10.6% increase in average wages and benefits per employee combined with a 0.2% increase in the number of employees. Average wages and benefits per employee increased due to pilot pay increases (11% effective in June 2001 plus 5% effective in May 2002), scale and step increases for union employees, annual merit raises for management employees, and higher pension and health insurance costs for all employees.

•	Fuel expense decreased 13.4% due to a 15.5% decrease in the cost per gallon of fuel combined with a 2.5% increase in gallons consumed. The lower fuel prices saved $11.8 million.

•	Maintenance expense increased 10.7%, largely due to increased airframe overhaul expenses. A total of 10 “C” checks (annual airframe inspections) were performed at outside contractors in 2002 compared to three in 2001.

•	Aircraft rent decreased 9.1%, due to lower lease rates on several aircraft and reduced spare parts rental costs.

•	Commission expense decreased 22.0%, much more than the 0.1% decrease in passenger revenue, due to a commission cap we instituted in November 2001 and the continuing shift to direct sales channels. In 2002, 57.8% of Air Group ticket sales were made through travel agents, versus 61.4% in 2001. In 2002, 20.4% of total ticket sales were made through Alaska’s Internet web site versus 15.9% in 2001. In June 2002, the Company changed its travel agent commissions program to eliminate base commissions and move to a 100% incentive-based program. This change had no material impact on commissions expense in the second quarter of 2002, but is expected to reduce commission expense by approximately $17 million for the remainder of 2002, as compared to 2001.

•	Depreciation and amortization increased 13.1%, primarily because we owned an average of four more aircraft in 2002.

•	Landing fees and other rentals increased 21.8%, primarily due to higher rates. The higher rates are attributable to airport construction projects and the effects of increased security and other costs resulting from the events of September 11.

•	Other expense decreased 0.5% due to higher insurance costs, offset by lower costs for legal, supplies, personnel and uninsured losses.

Nonoperating Income (Expense)

Net nonoperating items were $0.1 million income in 2002 compared to $2.1 million expense in 2001. The $2.2 million change was primarily due to gains due to the increase in value of fuel hedging contracts in 2002, partially offset by higher interest expense resulting from new debt incurred in the past year and lower levels of capitalization.

Six Months 2002 Compared with Six Months 2001

The loss before accounting change for the six months ended June 30, 2002 was $27.7 million compared with a net loss of $20.1 million in 2001. The operating loss widened by $11.7 million to $39.2 million in 2002.

Revenues

Capacity increased 3.1% for the first six months of 2002 compared to 2001. This increase is attributable to service to new markets which commenced in late 2001 (Seattle to Washington D.C. and Los Angeles to Cancun), the first quarter of 2002 (Los Angeles to Calgary), and in April 2002 (Seattle to Denver and Boston). The increase was partially offset by reduced service in existing markets, primarily the Pacific Northwest to Southern and Northern California markets. Traffic increased by 2.7% compared to 2001, and our passenger load factor decreased 0.3 percentage points. The new Washington D.C., Boston and Denver markets have experienced load factors which exceed the system average for the year. Passenger yields decreased 3.7% compared to 2001, due to a combination of fewer business passengers, a drop off in demand due to the September 11, 2001 terrorist attacks, the slowing economy and fare sales offered to stimulate demand. The lower yield combined with the lower load factor resulted in a 3.3% decrease in revenue per ASM. The higher traffic combined with the lower yield resulted in a 1.1% decrease in passenger revenue.

Freight and mail revenue decreased 9.6% due to lower freight volumes attributable to increased security restrictions as a result of the September 11, 2001 terrorist attacks. Other-net revenues increased by 29.2% due primarily to increased revenue related to the sale of miles in Alaska’s frequent flyer program.

Expenses

Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits increased 9.0% due to an 11.0% increase in average wages and benefits per employee combined with a 1.8% decrease in the number of employees. Average wages and benefits per employee increased due to pilot pay increases (11% effective in June 2001 plus 5% effective in May 2002), scale and step increases for union employees, annual merit raises for management employees, and higher pension and health insurance costs for all employees.

•	Fuel expense decreased 19.4% due to a 19.8% decrease in the cost per gallon of fuel combined with a 0.5% increase in gallons consumed. The lower fuel prices saved $29.5 million.

•	Commission expense decreased 16.7%, much more than the 1.1% decrease in passenger revenue, due to a commission cap we instituted in November 2001 and the continuing shift to direct sales channels. In 2002, 58.2% of Air Group ticket sales were made through travel agents, versus 61.5% in 2001. In 2002, 19.6% of total ticket sales were made through Alaska’s Internet web site versus 15.4% in 2001. In June 2002, the Company changed its travel agent commissions program to eliminate base commissions and move to a 100% incentive-based program. This change had no material impact on commissions expense in the second quarter of 2002, but is expected to reduce commission expense by approximately $17 million for the remainder of 2002, as compared to 2001.

•	Depreciation and amortization increased 16.2%, primarily because we owned an average of five more aircraft in 2002.

•	Landing fees and other rentals increased 16.3%, primarily due to higher rates. The higher rates are attributable to airport construction projects and the effects of increased security and other costs resulting from the events of September 11.

Nonoperating Income (Expense)

Net nonoperating items were $2.6 million expense in the first six months of 2002 compared to $3.1 million expense in the same period of 2001. The $0.5 million net change was due to gains resulting from hedge ineffectiveness on certain fuel hedging contracts in 2002, offset by lower interest income, higher interest expense resulting from new debt incurred in the past year, and lower levels of capitalization.

Income Tax Benefit

Accounting standards require us to provide for income taxes each quarter based on our estimate of the effective tax rate for the full year. The volatility of air fares and fuel prices and the seasonality of our business make it difficult to accurately forecast full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as employee per diem costs. In estimating the 33.7% tax rate for the first half of 2002, we considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and our forecast of pretax income for the full year. We evaluate this rate each quarter and make adjustments if necessary.

Critical Accounting Policies

For more information on the Company’s critical accounting policies, see Item 7 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001. In 2002, the Company revised its accounting practices with respect to aircraft lease return costs. This change is more fully described in Note 2 to the financial statements.

Liquidity and Capital Resources

The table below presents the major indicators of financial condition and liquidity.

	December 31, 2001 Restated	June 30, 2002 Restated	Change

	(In millions, except debt-to-capital)
Cash and marketable securities	$660.5	$705.2	$44.7
Working capital	225.8	248.4	22.6
Long-term debt and capital lease obligations	852.2	852.1	0.1
Shareholder’s equity	719.0	685.6	(33.4)
Debt-to-capital	54%:46%	55%:45%	NA
Debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	71%:29%	72%:28%	NA

The Company’s cash and marketable securities portfolio increased $44.7 million during the first six months of 2002. Operating activities provided $87.4 million of cash during this period. Additional cash was provided by the issuance of $25.5 million of new debt. Cash was used for $43.3 million of capital expenditures, including flight equipment deposits, the purchase of spare parts and airframe and engine overhauls, and for $18.8 million of debt repayment.

Shareholder’s equity decreased $33.4 million primarily due to the net loss of $40.2 million.

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

The Company has a purchase commitment that may trigger a liability under certain events of default. The Company previously recognized a portion of this commitment, which was funded by a third party as a liability and related aircraft purchase deposits on its balance sheet. Since the executory contract for the purchase commitment is not an obligation of the Company until the aircraft is delivered, this commitment is now disclosed as a purchase commitment and not included in long-term debt or deposits for future flight equipment. See Note 2 to the financial statements.

New Accounting Standards - Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Under this Statement the Company’s goodwill will no longer be amortized, but instead will be tested for impairment on a minimum of an annual basis. The impact of discontinuing amortization of existing goodwill has resulted in an increase of net income of $0.2 million and $0.3 million for the three and six months ended June 30, 2002, respectively. During the second quarter of 2002, the Company completed the first step of its impairment test related to its $12.5 million of goodwill. In the fourth quarter of 2002, the Company completed the second step of its impairment test and determined that all of the Company’s goodwill was impaired. As a result, the Company recorded a one-time, non-cash charge, effective January 1, 2002 of $12.5 million to write off all of its goodwill. This charge is reflected as a cumulative effect of an accounting change in the Statement of Operations for the six months ended June 30, 2002.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, (effective for the Company on January 1, 2003.) This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company expects that adoption of SFAS No. 143 will not have a material impact on the Company’s financial statements.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement requires that only certain debt extinguishment transactions be classified as extraordinary items. Additionally, under this Statement, capital leases that are modified so that the resulting agreement is an operating lease shall be accounted for under the sale-leaseback provisions of SFAS No. 98. The Statement also includes minor modifications to existing GAAP literature. Provisions of the Statement are effective for the Company commencing in May 2002 through January 2003.

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

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

At June 30, 2002, the Company had swap agreements for crude oil contracts in place to hedge approximately 40% of its 2002 and 35% of its 2003 expected jet fuel requirements. The Company had unrealized pretax hedging gains of $9.4 million reflected in accumulated other comprehensive income (loss) in the balance sheet at June 30, 2002.

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

ALASKA AIRLINES, INC. Registrant

Date: March 28, 2003

/s/ Bradley D. Tilden Bradley D. Tilden Executive Vice President/Finance and Chief Financial Officer

/s/ Terri K. Maupin Terri K. Maupin Staff Vice President/Finance and Controller

CERTIFICATIONS

I, William S. Ayer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Alaska Airlines, Inc. for the period ending June 30, 2002;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

March 28, 2003	By /s/William S. Ayer William S. Ayer Chief Executive Officer

I, Bradley D. Tilden, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Alaska Airlines, Inc. for the period ending June 30, 2002;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

March 28, 2003	By /s/Bradley D. Tilden Bradley D. Tilden Chief Financial Officer