Form 10-Q/A
period 2002-09-30
ALASKA AIRLINES INC
filed 2003-03-31
CIK 3202

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

During 2002, the Company changed its accounting policies relating to the accrual for certain lease return costs and capitalization of software development costs. In addition, the Company changed its accounting for aircraft purchase commitments assumed by a third party. The Company also made other corrections and certain reclassifications of deferred income taxes and other balance sheet and income statement items, none of which have a significant impact on previously reported equity or net earnings. Because the previous accounting methods and classifications are not considered to be in compliance with generally accepted accounting principles in the United States of America, the Company’s previously issued financial statements for the years ended December 31, 1999, 2000, and 2001, including the interim periods within those years, and for the three and nine months ended September 30, 2002, have been restated.

This amendment to the Company’s Quarterly Report on Form 10-Q/A for the three and nine months ended September 30, 2002, amends and restates only those items of the previously filed Form 10-Q which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement and to make non-substantive revisions to the notes to the financial statements. For additional information regarding the restatement, see Note 2 to the Financial statements.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

ASSETS

	Restated	Restated
	December 31,	September 30,
(In Millions)	2001	2002

Current Assets
Cash and cash equivalents	$490.7	$308.6
Marketable securities	169.8	352.3
Receivables from related companies	71.2	87.1
Receivables - net	67.3	82.0
Inventories and supplies - net	36.6	39.0
Prepaid expenses and other assets	85.2	82.1

Total Current Assets	920.8	951.1

Property and Equipment
Flight equipment	1,888.7	1,923.2
Other property and equipment	333.7	365.5
Deposits for future flight equipment	71.8	61.2

	2,294.2	2,349.9
Less accumulated depreciation and amortization	606.2	685.4

Total Property and Equipment - Net	1,688.0	1,664.5

Goodwill	12.5	—

Other Assets	134.7	141.1

Total Assets	$2,756.0	$2,756.7

See accompanying notes to financial statements.

BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER’S EQUITY

	Restated	Restated
	December 31,	September 30,
(In Millions Except Share Amounts)	2001	2002

Current Liabilities
Accounts payable	$98.8	$117.7
Payables to related companies	4.4	4.0
Accrued aircraft rent	71.9	62.7
Accrued wages, vacation and payroll taxes	68.0	75.2
Other accrued liabilities	192.3	169.2
Air traffic liability	216.4	227.7
Current portion of long-term debt and capital lease obligations	43.2	46.2

Total Current Liabilities	695.0	702.7

Long-Term Debt and Capital Lease Obligations	852.2	843.7

Other Liabilities and Credits
Deferred income taxes	182.3	178.6
Deferred revenue	193.5	211.6
Other liabilities	114.0	121.8

	489.8	512.0

Shareholder’s Equity
Common stock, $1 par value Authorized: 1,000 shares Issued: 2001 and 2002 - 500 shares	—	—
Capital in excess of par value	324.8	324.8
Accumulated other comprehensive income (loss)	(2.2)	8.4
Retained earnings	396.4	365.1

	719.0	698.3

Total Liabilities and Shareholder’s Equity	$2,756.0	$2,756.7

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
Alaska Airlines, Inc.

Three Months Ended September 30	Restated	Restated
(In Millions)	2001	2002

Operating Revenues
Passenger	$441.1	$468.0
Freight and mail	20.8	19.6
Other - net	22.3	24.8

Total Operating Revenues	484.2	512.4

Operating Expenses
Wages and benefits	164.3	185.4
Contracted services	19.0	19.1
Aircraft fuel	71.8	70.7
Aircraft maintenance	32.9	31.6
Aircraft rent	33.7	32.2
Food and beverage service	14.4	17.8
Commissions	16.4	12.1
Other selling expenses	26.3	26.1
Depreciation and amortization	27.3	29.2
Loss on sale of assets	0.6	0.5
Landing fees and other rentals	25.9	30.1
Other	34.6	38.9

Total Operating Expenses	467.2	493.7

Operating Income	17.0	18.7

Nonoperating Income (Expense)
Interest income	7.0	6.4
Interest expense	(11.8)	(11.2)
Interest capitalized	1.5	0.5
U.S. government compensation	18.7	0.2
Other - net	0.6	(1.5)

	16.0	(5.6)

Income before income tax	33.0	13.1
Income tax expense	10.7	4.2

Net Income	$22.3	$8.9

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
Alaska Airlines, Inc.

Nine Months Ended September 30	Restated	Restated
(In Millions)	2001	2002

Operating Revenues
Passenger	$1,258.0	$1,275.6
Freight and mail	60.5	55.6
Other - net	59.0	72.2

Total Operating Revenues	1,377.5	1,403.4

Operating Expenses
Wages and benefits	476.5	525.6
Contracted services	57.0	60.3
Aircraft fuel	219.8	190.1
Aircraft maintenance	100.0	103.3
Aircraft rent	104.0	95.7
Food and beverage service	42.4	47.9
Commissions	50.4	40.6
Other selling expenses	78.9	78.8
Depreciation and amortization	76.1	85.9
Loss on sale of assets	1.8	0.7
Landing fees and other rentals	70.8	82.3
Other	110.3	112.7

Total Operating Expenses	1,388.0	1,423.9

Operating Loss	(10.5)	(20.5)

Nonoperating Income (Expense)
Interest income	21.6	17.5
Interest expense, net	(34.5)	(34.7)
Interest capitalized	6.5	1.0
U.S. government compensation	18.7	0.3
Other - net	0.7	7.7

	13.0	(8.2)

Income (loss) before income tax and accounting change	2.5	(28.7)
Income tax expense (benefit)	0.3	(9.9)

Income (loss) before cumulative effect of accounting change	2.2	(18.8)
Cumulative effect of accounting change	—	(12.5)

Net Income (Loss)	$2.2	$(31.3)

See accompanying notes to financial statements.

RESTATED STATEMENT OF SHAREHOLDER’S EQUITY (unaudited)
Alaska Airlines, Inc.

			Accumulated
		Capital in	Other
	Common	Excess of	Comprehensive	Retained
(In Millions)	Stock	Par Value	Income (Loss)	Earnings	Total

Balances at December 31, 2001:
As previously reported	$—	$324.8	$(3.1)	$368.7	$690.4

Prior period adjustment (see Note 2)			0.9	27.7	28.6
As restated	—	324.8	(2.2)	396.4	719.0

Net loss for the nine months ended September 30, 2002				(31.3)	(31.3)
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value			0.4
Reclassification to earnings			0.7
Income tax effect			(0.4)

			0.7		0.7

Related to fuel hedges:
Change in fair value			21.0
Reclassification to earnings			(5.2)
Income tax effect			(5.9)

			9.9		9.9

Total comprehensive loss					(20.7)

Balances at September 30, 2002	$—	$324.8	$8.4	$365.1	$698.3

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
Alaska Airlines, Inc.

	Restated	Restated
Nine Months Ended September 30 (In millions)	2001	2002

Cash flows from operating activities:
Net income (loss)	$2.2	($31.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change	—	12.5
Depreciation and amortization	76.1	85.9
Amortization of airframe and engine overhauls	41.4	44.8
Changes in derivatives	2.8	(4.7)
Loss on disposition of assets	1.8	0.7
Increase (decrease) in deferred income taxes	28.5	(10.3)
(Increase) decrease in accounts receivable - net	1.5	(30.6)
Decrease in other current assets	14.6	10.2
Increase in air traffic liability	31.8	11.3
Increase (decrease) in other current liabilities	48.2	(3.0)
Increase in deferred revenue and other-net	16.9	34.0

Net cash provided by operating activities	265.8	119.5

Cash flows from investing activities:
Proceeds from disposition of assets	0.2	1.2
Purchases of marketable securities	(675.0)	(457.1)
Sales and maturities of marketable securities	394.5	275.7
Property and equipment additions:
Aircraft purchase deposits	(32.0)	(18.6)
Capitalized overhauls	(35.6)	(35.6)
Aircraft	(254.9)	(36.8)
Other flight equipment	(29.9)	(5.8)
Other property	(24.5)	(32.3)
Aircraft deposits returned	20.5	22.4
Restricted deposits and other	(1.3)	(13.4)

Net cash used in investing activities	(638.0)	(300.3)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	359.5	25.5
Long-term debt and capital lease payments	(57.8)	(26.8)

Net cash provided by (used in) financing activities	301.7	(1.3)

Net change in cash and cash equivalents	(70.5)	(182.1)
Cash and cash equivalents at beginning of period	101.2	490.7

Cash and cash equivalents at end of period	$30.7	$308.6

Supplemental disclosure of cash paid (refunded) during the period for:
Interest (net of amount capitalized)	$34.8	$32.1
Income taxes	(0.1)	(16.1)
Noncash investing and financing activities	None	None

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

     As further discussed in Note 2, in 2002, the Company restated its financial statements for the year ended December 31, 2001 and for all quarterly periods during the year ended December 31, 2001. The Company also restated its financial statements for the three and nine months ended September 30, 2002.

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under this Statement, the Company’s goodwill will no longer be amortized, but instead will be tested for impairment on a minimum of an annual basis. The impact of discontinuing amortization of existing goodwill has resulted in an increase of net income of $0.1 million and $0.4 million for the three and nine months ended September 30, 2002, respectively. During the second quarter of 2002, the Company completed the first step of its impairment test related to its $12.5 million of goodwill. In the fourth quarter of 2002, the Company completed the second step of its impairment test and determined that all of the Company’s goodwill was impaired. As a result, the Company recorded a one-time, non-cash charge, effective January 1, 2002 of $12.5 million to write off all of its goodwill. This charge is reflected as a cumulative effect of accounting change in the Statement of Operations for the nine months ended September 30, 2002.

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Statement also requires that the associated asset retirement costs be capitalized as part of the carrying amount of the long- lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this

Statement, is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Adoption of this Statement, in the fiscal year beginning January 1, 2002, did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Statement is effective for the Company on January 1, 2003 and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2. Restatement of Financial Statements

During 2002, the Company changed its accounting policies relating to the accrual for certain lease return costs and capitalization of software development costs. In addition, the Company changed its accounting for aircraft purchase commitments assumed by a third party. The Company also made other corrections and certain reclassifications of deferred income taxes and other balance sheet and income statement items, none of which have a significant impact on previously reported equity or net earnings. Because the previous accounting methods and classifications are not considered to be in compliance with GAAP, the Company’s previously issued financial statements for the years ended December 31, 1999, 2000 and 2001, including the interim periods within those years, and for the three and nine months ended September 30, 2002, have been restated. Significant changes are more fully described below.

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

In the Company’s filing of its Form 10-Q for the quarterly period ended September 30, 2002, the Company previously restated its financial statements for the three and nine months ended September 30, 2001 and as of December 31, 2001. Subsequently, the Company identified other corrections and certain reclassifications, which have been restated in this filing. Amounts show “as previously reported” for September 30, 2001 and December 31, 2001 in the accompanying tables reflect the Company’s original reporting of its financial statements as of and for the respective periods.

The effects of the restatement for the three and nine months ended September 30, 2001 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2001		September 30, 2001

	As Previously		As Previously
	Reported	Restated	Reported	Restated

		(in millions)
Total Operating Revenues	$480.0	$484.2	$1,369.4	$1,377.5
Total Operating Expenses	$464.1	$467.2	$1,374.9	$1,388.0
Total Operating Income (Loss)	$15.9	$17.0	$(5.5)	$(10.5)
Net Income	$21.2	$22.3	$4.4	$2.2

The effect of the restatement for the three and nine months ended September 30, 2002 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2002		September 30, 2002

	As Previously		As Previously
	Reported	Restated	Reported	Restated

		(in millions)
Total Operating Revenues	$512.0	$512.4	$1,403.5	$1,403.3
Total Operating Expenses	$495.1	$493.7	$1,429.2	$1,423.9
Total Operating Income (Loss)	$16.9	$18.7	$(25.7)	$(20.5)
Income (Loss) before Accounting Change	$7.2	$8.9	$(22.6)	$(18.8)
Net Income (Loss)	$7.2	$8.9	$(22.6)	$(31.3)

The effects of the restatement on selected balance sheet items are as follows:

	December 31, 2001		September 30, 2002
	As Previously		As Previously
	Reported	Restated	Reported	Restated

	(in millions)
Current Assets	$904.7	$920.8	$957.5	$951.1
Property and Equipment-Net	$1,692.8	$1,688.0	$1,657.7	$1,664.5
Current Liabilities	$700.2	$695.0	$712.7	$702.7
Long-Term Debt	$863.3	$852.2	$843.7	$843.7
Shareholder’s Equity	$690.4	$719.0	$707.3	$698.3	*

*Includes $12.5 million cumulative effect of the accounting change in connection with the impairment of goodwill upon the adoption of SFAS No. 142.

Note 3. Frequent Flyer Program

     Alaska’s Mileage Plan liabilities are included under the following balance sheet captions:

	Restated December 31, 2001	Restated September 30, 2002

	(in millions)
Current Liabilities:
Other accrued liabilities	$65.7	$79.5
Other Liabilities and Credits:
Deferred revenue	150.7	$171.7
Other liabilities	31.9	$32.3

Total	$248.3	$283.5

Note 4. Other Assets

     At December 31, 2001 and September 30, 2002, other assets included prepaid pension cost of $98.4 million and $90.2 million, respectively.

Note 5. U.S. Government Compensation

     In September 2001, the U.S. Government passed the Air Transportation Safety and System Stabilization Act to compensate the airlines for direct and incremental losses as a result of the September 11th terrorist attacks. In the second quarter of 2002, Alaska submitted its final application to the Department of Transportation (DOT) based on the Company’s losses. During the third quarter of 2002, the DOT completed its review procedures and remitted a final compensation payment to the Company of $0.2 million. This amount is reflected in the Statement of Operations for the three months ended September 30, 2002.

ALASKA AIRLINES FINANCIAL AND STATISTICAL DATA (unaudited)

	Three Months Ended September 30						Nine Months Ended September 30

	Restated		Restated		%		Restated		Restated	%
Financial Data (in millions):	2001		2002		Change		2001		2002	Change

Operating Revenues:
Passenger	$441.1		$468.0		6.1%		$1,258.0		$1,275.6	1.4%
Freight and mail	20.8		19.6		-5.8%		60.5		55.6	-8.1%
Other - net	22.3		24.8		11.2%		59.0		72.2	22.4%

Total Operating Revenues	484.2		512.4		5.8%		1,377.5		1,403.4	1.9%

Operating Expenses:
Wages and benefits	164.3		185.4		12.8%		476.5		525.6	10.3%
Contracted services	19.0		19.1		0.5%		57.0		60.3	5.8%
Aircraft fuel	71.8		70.7		-1.5%		219.8		190.1	-13.5%
Aircraft maintenance	32.9		31.6		-4.0%		100.0		103.3	3.3%
Aircraft rent	33.7		32.2		-4.5%		104.0		95.7	-8.0%
Food and beverage service	14.4		17.8		23.6%		42.4		47.9	13.0%
Commissions	16.4		12.1		-26.2%		50.4		40.6	-19.4%
Other selling expenses	26.3		26.1		-0.8%		78.9		78.8	-0.1%
Depreciation and amortization	27.3		29.2		7.0%		76.1		85.9	12.9%
Loss on sale of assets	0.6		0.5		-16.7%		1.8		0.7	-61.1%
Landing fees and other rentals	25.9		30.1		16.2%		70.8		82.3	16.2%
Other	34.6		38.9		12.4%		110.3		112.7	2.2%

Total Operating Expenses	467.2		493.7		5.7%		1,388.0		1,423.9	2.6%

Operating Income (Loss)	17.0		18.7		10.0%		(10.5)		(20.5)	NM

Interest income	7.0		6.4				21.6		17.5
Interest expense	(11.8)		(11.2)				(34.5)		(34.7)
Interest capitalized	1.5		0.5				6.5		1.0
U.S. government compensation	18.7		0.2				18.7		0.3
Other - net	0.6		(1.5)				0.7		7.7

	16.0		(5.6)				13.0		(8.2)

Income (Loss) Before Income Tax and Accounting Change	$33.0		$13.1		NM		$2.5		$(28.7)	NM

Operating Statistics:
Revenue passengers (000)	3,747		3,978		6.2%		10,643		10,787	1.4%
RPMs (000,000)	3,328		3,673		10.4%		9,514		10,022	5.3%
ASMs (000,000)	4,687		5,207		11.1%		13,798		14,602	5.8%
Passenger load factor	71.0%		70.5%		-0.5	pts	69.0%		68.6%	-0.4	pts
Breakeven load factor	69.6%		69.4%		-0.2	pts	71.1%		71.4%	0.3	pts
Yield per passenger mile	13.25	¢	12.74	¢	-3.9%		13.22	¢	12.73 ¢	-3.7%
Operating revenue per ASM	10.33	¢	9.84	¢	-4.7%		9.98	¢	9.61 ¢	-3.7%
Operating expenses per ASM	9.97	¢	9.48	¢	-4.9%		10.06	¢	9.75 ¢	-3.1%
Expense per ASM excluding fuel	8.44	¢	8.12	¢	-3.7%		8.47	¢	8.45 ¢	-0.2%
Fuel cost per gallon	90.1	¢	81.6	¢	-9.4%		93.1	¢	77.9 ¢	-16.3%
Fuel gallons (000,000)	79.6		86.6		8.8%		236.1		243.9	3.3%
Average number of employees	10,222		10,465		2.4%		10,209		10,167	-0.4%
Aircraft utilization (blk hrs/day)	10.3		11.2		8.2%		10.8		10.7	-0.9%
Operating fleet at period-end	102		102		0.0%		102		102	0.0%

NM = Not Meaningful

Note:
Certain reclassifications have been made to the September 30, 2001 restated statements of operations to conform to the September 30, 2002 presentation.

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

     As discussed in Note 2 to the financial statements, in 2002 the Company restated its financial statements for the year ended December 31, 2001 and the interim periods within that year. The Company also restated its financial statements for the three and nine months ended September 30, 2002. The accompanying management’s discussion and analysis gives effect to the restatement.

Results of Operations

Third Quarter 2002 Compared with Third Quarter 2001

Revenues

     Our capacity increased 11.1% during the three months ended September 30, 2002 when compared to the same period in 2001. This increase resulted largely from service to new markets (Seattle to Washington D.C., Boston and Denver; Los Angeles to Cancun and Calgary), partially offset by reduced service in existing markets, especially the Pacific Northwest to Northern California. Traffic grew by 10.4%, while passenger load factor decreased 0.5 percentage points. The new Washington D.C., Boston and Denver markets experienced load factors exceeding the system average. Virtually all other markets experienced reductions in load factor. For 2001, capacity, traffic and load factors were adversely impacted by the September 11th terrorist attacks. Passenger yields decreased 3.9% for the quarter compared to 2001 due to a combination of fewer business passengers, a drop off in demand due to the September 11, 2001 terrorist attacks and the slowing economy, and fare sales offered to stimulate demand. Yields were down in all major markets except the Pacific Northwest to Southern California market. The lower yield combined with the lower load factor resulted in a 4.7% decrease in revenue per available seat mile (ASM). The higher traffic combined with the lower yield resulted in a 6.1% increase in passenger revenue.

     Freight and mail revenues decreased 5.8% during the three months ended September 30, 2002 when compared to comparable periods in 2001. This decrease is primarily a result of increases in freight revenues offset by decreases in mail revenues.

     Other-net revenues increased 11.2%, due largely to increased revenue related to the sale of miles in Alaska’s frequent flyer program, new security fee reimbursement revenue and higher essential air service subsidy rates.

Expenses

     Total operating expenses increased 5.7% during the three months ended September 30, 2002 when compared to the same period in 2001, while our cost per ASM decreased by 4.9%. Our cost per ASM excluding fuel decreased by 3.7%. Explanations of significant period over period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $21.1 million, or 12.8% during the three months ended September 30, 2002 as compared to the same period in 2001. This increase is due principally to increases of $9.7 million in employee wages and higher pension, medical insurance, and workers compensation costs. Increases in wages resulted from pilot pay increases (11% effective in June 2001 plus 5% effective in May 2002), scale step increases for union employees and annual merit raises for management employees.

•	Fuel expense decreased 1.5% due to a 9.4% decrease in the cost per gallon of fuel combined with an 8.8% increase in gallons consumed. Fuel hedging saved $4.6 million during the three months ended September 30, 2002.

•	Aircraft maintenance expense decreased $1.3 million or 4.0% during the three months ended September 30, 2002 when compared to the same period in 2001. This decrease is due largely to fewer major engine repairs and overhauls. In the fourth quarter of 2002, the Company expects a 30% increase in maintenance expense when compared to the same period in 2001. This expected increase is a result of several maintenance checks scheduled for the 4th quarter of 2001 that were postponed until first quarter of 2002 while the Company assessed its operating needs in the aftermath of September 11th.

•	Commission expense decreased 26.2%, despite a 6.1% increase in passenger revenue, due to the elimination of base commissions and the continuing shift to direct sales channels. In June 2002, the Company changed its travel agent commissions program to eliminate base commissions and move to a 100% incentive-based program. This change reduced commissions expense in the third quarter of 2002 by approximately $7.6 million. During the three months ended September 30, 2002, 54.5% of Air Group ticket sales were made through travel agents, versus 57.7% in 2001. During the three months ended September 30, 2002, 22.6% of total ticket sales were made through Alaska’s Internet web site versus 17.5% in 2001.

•	Landing fees and other rentals increased 16.2%, primarily due to higher rates as a result of airport construction projects, ground rents on our four new routes and 6.6% more departures during the three months ended September 30, 2002 as compared to the same period in 2001.

•	Other expense increased 12.4% due to higher insurance costs, partially offset by lower costs for property taxes, legal services, uninsured losses, supplies and passenger remuneration costs.

Nonoperating Income (Expense)

     Net nonoperating income (expense) during the three months ended September 30, 2002 and 2001 includes $0.2 million and $18.7 million, respectively of U.S. government compensation received in connection with the September 11th terrorist attacks. Excluding these amounts, net nonoperating items were $5.8 million expense during the three months ended September 30, 2002 compared to $2.7 million expense during the same period in 2001. The $3.1 million increase was primarily due to losses resulting from hedge ineffectiveness on fuel hedging contracts. The remaining decrease is a result of decreases in interest income resulting from overall decreases in interest rates in 2002.

Nine Months 2002 Compared with Nine Months 2001

     The loss before accounting change for the nine months ended September 30, 2002 was $18.8 million compared with net income of $2.2 million in 2001. The 2001 results include $18.7 million of U.S. government compensation. Operating loss for the nine months ended September 30, 2002 was $20.5 million compared with $10.5 million for 2001.

Revenues

     The operating loss widened by $10.0 million to $20.5 million during the nine months ended September 30, 2002. Capacity increased 5.8% for the first nine months of 2002 compared to 2001. This increase is attributable to service to new markets which commenced in late 2001 (Seattle to Washington D.C. and Los Angeles to Cancun), the first quarter of 2002 (Los Angeles to Calgary), and in April 2002 (Seattle to Denver and Boston). The increase was partially offset by reduced service in existing markets, primarily the Pacific Northwest to Southern and Northern California markets. Traffic increased by 5.3% compared to 2001, and our passenger load factor decreased 0.4 percentage points. The new Washington D.C., Boston and Denver markets have experienced load factors that exceed the system average year to date. Passenger yields decreased 3.7% during the nine months ended September 30, 2002 compared to the same period in 2001, due to a combination of fewer business passengers, a drop off in demand due to the September 11th terrorist attacks, the slowing economy and fare sales offered to stimulate demand. The lower yield combined with the lower load factor resulted in a 3.7% decrease in revenue per ASM. The higher traffic combined with the lower yield resulted in a 1.4% increase in passenger revenue.

     Freight and mail revenue decreased 8.1% due to lower freight volumes attributable to increased security restrictions and a slower economy.

     Other-net revenues increased 22.4% primarily due to increased revenue related to the sale of miles in Alaska’s frequent flyer program, new security fee reimbursement revenue and higher essential air service subsidy rates.

Expenses

     Total operating expenses increased 2.6% during the nine months ended September 30, 2002 when compared to the same period in 2001. Cost per ASM decreased 3.1% and cost per ASM excluding fuel decreased slightly (0.2%). Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits increased $49.1 million, or 10.3% during the nine months ended September 30, 2002 as compared to the same period in 2001. This increase is due principally to an increase in average wages and benefits per employee combined with an overall decrease in the number of employees. Average wages and benefits per employee increased due to pilot pay increases (11% effective in June 2001 plus 5% effective in May 2002), scale and step increases for union employees, annual merit raises for management employees, and higher pension and health insurance costs for all employees.

•	Fuel expense decreased 13.5% due to a 16.3% decrease in the cost per gallon of fuel combined with a 3.3% increase in gallons consumed. Fuel hedging saved $5.4 million during the nine months ended September 30, 2002.

•	Commission expense decreased 19.4%, despite a 1.4% increase in passenger revenue, due to elimination of base commissions and the continuing shift to direct sales channels. In June 2002, the Company changed its travel agent commissions program to eliminate base commissions and move to a 100% incentive-based program. During the nine months ended September 30, 2002, 57.0% of Air Group ticket sales were made through travel agents, versus 60.5% during the same period in 2001. During the nine months ended September 30, 2002, 20.6% of total ticket sales were made through Alaska’s Internet web site versus 16.0% during the same period in 2001.

•	Depreciation and amortization increased 12.9%, due principally to equipment added during the year. In addition, Alaska owns one more 737-900 and 737-200 Combi this year when compared to the same period in 2001.

•	Landing fees and other rentals increased 16.2%, primarily due to higher rates as a result of airport construction projects, ground rents on our four new routes and more departures during the nine months ended September 30, 2002 as compared to the same period in 2001.

•	Other expense increased 2.2% due to higher insurance costs, partially offset by lower costs for property taxes, uninsured losses, supplies, passenger remuneration and utilities costs.

Nonoperating Income (Expense)

     Net nonoperating income (expense) during the nine months ended September 30, 2002 and 2001 includes $0.3 million and $18.7 million, respectively, of U.S. government compensation received in connection with the September 11th terrorist attacks. Excluding these amounts, net nonoperating items were $8.5 million expense in 2002 compared to $5.7 million expense in 2001. The $2.8 million net change was due principally to lower interest income and lower capitalized interest due to the deferral of aircraft deliveries, partially offset by gains resulting from hedge ineffectiveness on certain fuel hedging contracts in 2002.

Income Tax Benefit (Expense)

     Accounting standards require us to provide for income taxes each quarter based on our estimate of the effective tax rate for the full year. The volatility of airfares and fuel prices and the seasonality of our business make it difficult to accurately forecast full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as employee per diem costs. In estimating the 34.5% tax rate for the first nine months of 2002, we considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes and our forecast of pretax loss for the full year. We evaluate this effective rate each quarter and make adjustments if necessary.

Critical Accounting Policies

     For more information on the Company’s critical accounting policies, see Item 7 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001. In 2002, the Company revised its accounting practices with respect to aircraft lease return costs. This change is more fully described in Note 2 to the financial statements.

Liquidity and Capital Resources

     The table below presents the major indicators of financial condition and liquidity.

	December 31, 2001 Restated	September 30, 2002 Restated	Change

	(In millions, except debt-to-capital)
Cash and marketable securities	$660.5	$660.9	$0.4
Working capital	225.8	248.4	22.6
Long-term debt and capital lease obligations, net of current	852.2	843.7	(8.5)
Shareholder’s equity	719.0	698.3	(20.7)
Debt-to-capital	54%:46%	55%:45%	NA
Debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	71%:29%	71%:29%	NA

     The Company’s cash and marketable securities portfolio increased $0.4 million during the first nine months of 2002. Operating activities provided $119.5 million of cash during this period. Additional cash was provided by the issuance of $25.5 million of new debt. Cash outflows included $106.7 million of capital expenditures, including the purchase of spare parts, airframe and engine overhauls and $36.8 million for purchases of new aircraft. In addition, the Company made $26.8 million of debt repayments.

     Shareholder’s equity decreased $20.7 million due principally to the net loss of $31.3 million, partially offset by an increase in accumulated other comprehensive income of $10.6 million.

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

New Accounting Standards - Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Under this

Statement, the Company’s goodwill will no longer be amortized, but instead will be tested for impairment on a minimum of an annual basis. The impact of discontinuing amortization of existing goodwill has resulted in an increase of net income of $0.1 million and $0.4 million for the three and nine months ended September 30, 2002, respectively. During the second quarter of 2002, the Company completed the first step of its impairment test related to its $12.5 million of goodwill. In the fourth quarter of 2002, the Company completed the second step of its impairment test and determined that all of the Company’s goodwill was impaired. As a result, the Company recorded a one-time, non-cash charge, effective January 1, 2002, of $12.5 million to write off all of its goodwill. This charge is reflected as a cumulative effect of accounting change in the Statement of Operations for the nine months ended September 30, 2002.

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

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). This Statement requires that only certain debt extinguishment transactions be classified as extraordinary items. Additionally, under this Statement, capital leases that are modified so that the resulting agreement is an operating lease, shall accounted for under the sale-leaseback provisions of SFAS No. 98. SFAS No. 145 also includes minor modifications to existing GAAP literature. SFAS No. 145 is generally effective for financial statements issued for fiscal years beginning after May 15, 2002. The adoption of this Statement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

     The Company utilizes financial derivative instruments as hedges to decrease its exposure to jet fuel price increases. The Company accounts for its fuel hedge derivative instruments as cash flow hedges as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (SFAS No. 133). At September 30, 2002, the Company had hedge agreements in place to hedge approximately 40% of its 2002 and 35% of its 2003 expected jet fuel requirements. Under SFAS No. 133, all changes in fair value that are considered to be effective are recorded in accumulated other comprehensive income (loss) until the underlying jet fuel is consumed. The fair value of the Company’s hedge instruments at September 30, 2002 was a net asset of approximately $14.5 million, which is recorded in prepaid expenses and other assets in the balance sheet as of September 30, 2002.

     During the three and nine months ended September 30, 2002, the Company recognized approximately $4.6 million and $5.4 million in realized hedging gains which are reflected in aircraft fuel in the statements of operations. During the three and nine months ended September 30, 2002, the Company recorded expense of $1.6 million and income of $5.2 million, respectively, related to the ineffectiveness of the Company’s hedges. These amounts are recorded as nonoperating income (expense) in other-net in the statements of operations.

     As of September 30, 2002, the Company had unrealized gains, net of tax of $8.9 million. These amounts are reflected in accumulated other comprehensive income (loss) in the balance sheet as of September 30, 2002.

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

ALASKA AIRLINES, INC. Registrant

Date: March 28, 2003

/s/ Terri K. Maupin Terri K. Maupin Staff Vice President/Finance and Controller

/s/ Bradley D. Tilden Bradley D. Tilden Executive Vice President/Finance and Chief Financial Officer

CERTIFICATIONS

I, William S. Ayer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Alaska Airlines, Inc. for the period ending September 30, 2002;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003	By /s/ William S. Ayer William S. Ayer Chief Executive Officer

I, Bradley D. Tilden, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Alaska Airlines, Inc. for the period ending September 30, 2002;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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