Form 10-K
period 2002-12-31
ALASKA AIRLINES INC
filed 2003-03-31
CIK 3202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Title of Class
Common Stock, $1.00 Par Value

     As of December 31, 2002, common shares outstanding totaled 500.

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

ALASKA AIRLINES, INC.
Annual Report on Form 10-K for the year ended December 31, 2002

Part I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Part II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters
Item 7.	Management's Discussion and Analysis of Financial Condition and Results Of Operations
Item 7a.	Quantitative And Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
Item 14.	Controls and Procedures
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Signatures And Powers Of Attorney
Certifications
Exhibit Index

Cautionary Note regarding Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our stockholder. Many important factors that could cause such a difference are described in this Annual Report under the caption “Business Risks,” which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this report.

PART I

ITEM 1. BUSINESS

GENERAL INFORMATION

Alaska Airlines, Inc. (Alaska or the Company), an Alaska corporation, is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group), a Delaware corporation. Air Group is also the parent company of Alaska Air Group Leasing (AAGL) and Horizon Air Industries, Inc. (Horizon). Alaska is a major airline that was organized in 1932 and incorporated in the state of Alaska in 1937. Alaska became a wholly owned subsidiary of Air Group in 1985 pursuant to a reorganization of Alaska into a holding company structure. Air Group is a registrant pursuant to Section 12(b) of the Securities and Exchange Act of 1934 (Commission File No. 1-8957). Air Group’s filings with the Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at www.alaskaair.com. Alaska’s executive offices are located at 19300 Pacific Highway South, Seattle, Washington 98188. In 2002, Alaska accounted for 82% of Air Group’s total operating revenues.

Horizon, a Washington corporation, began service in 1981 and was acquired by Air Group in 1986. Horizon is a regional airline that operates in the Pacific Northwest, Northern California and Western Canada.

As used in this Form 10-K, the terms “our” and “we” refer to the Company, unless the content indicates otherwise.

Operations

Alaska is a major airline, operates an all-jet fleet, and its average passenger trip length is 932 miles. Alaska principally serves 38 cities in six western states (Alaska, Washington, Oregon, California, Nevada, and Arizona) and Canada and six cities in Mexico. Alaska also provides non-stop service between Seattle and four eastern cities (Washington, D.C., Boston, Miami, and Newark), between Seattle and Denver, and between Anchorage and Chicago. In each year since 1973, Alaska has carried more passengers between Alaska and the U.S. mainland than any other airline. In 2002, Alaska carried 14.2 million revenue passengers. Passenger traffic within Alaska and between Alaska and the U.S. mainland accounted for 23% of Alaska’s 2002 revenue passenger miles, West Coast traffic (including Canada) accounted for 56%, the Mexico markets 11% and other markets 10%. Based on passenger enplanements, Alaska’s leading airports are Seattle, Portland, Los Angeles, and Anchorage. Based on 2002 revenues, its leading nonstop routes are Seattle-Anchorage, Seattle-Los Angeles, and Seattle-San Diego. At December 31, 2002, Alaska’s operating fleet consisted of 102 jet aircraft.

Alaska distinguishes itself from competitors by providing a higher level of customer service. The airlines’ excellent service in the form of advance seat assignments, expedited check-in, attention to customer needs, high-quality food and beverage service, well-maintained aircraft, a first-class section, and other amenities is regularly recognized by independent studies and surveys of air travelers.

Industry Conditions

On September 11, 2001, the United States was attacked by terrorists using four hijacked jets of two U.S. airlines. These attacks and a weakened U.S. economy during 2002 have resulted in lower demand for air service. Throughout 2002, several major carriers (excluding the Company) have reduced service, grounded aircraft and furloughed employees. United Airlines and US Airways have sought relief from financial obligations in bankruptcy. Other smaller carriers have ceased operations entirely. America West Airlines, US Airways and others have received federal loan guarantees (or conditional approval for guarantees) authorized by federal law and additional airlines may do so in the future. In addition, credit rating agencies continue to downgrade the long-term credit ratings of most U.S. airlines and their related entities, including the Company.

On September 22, 2001, the U.S. Government passed the Air Transportation Safety and System Stabilization Act (the Act) to provide $5 billion of cash compensation and $10 billion of loan guarantees to U.S. airlines. The purpose of the Act was to compensate the airlines for direct and incremental losses for the period September 11 through December 31, 2001 as a result of the September 11 terrorist attacks. As of December 31, 2001, Alaska had recognized $71.6 million of the $5 billion cash compensation. During the third quarter of 2002, the United States Department of Transportation (DOT) completed its review procedures and remitted final compensation to Alaska of $0.2 million.

The current U.S. domestic airline environment continues to be difficult. The Company has reported annual losses since 2000, and current trends in the airline industry make it likely that it will post additional losses before returning to profitability. The revenue environment continues to be weak in light of vigorous competition, excess capacity in the market, reduced corporate travel spending and other issues. In addition, fuel prices have significantly escalated due to supply and demand trends as well as political tensions in several regions of the world.

We believe that our liquidity and access to cash will be sufficient to fund our current operations at least through 2003, although adverse factors outside our control such as further economic recession, additional terrorist attacks, a war affecting the United States, decreased consumer demand or sustained high fuel prices could affect this projection.

See Item 1, “Business – Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” for further discussion of perceived trends and factors affecting us and our industry.

MARKETING AND COMPETITION

Alliances with Other Airlines

Alaska has marketing alliances with other airlines that provide reciprocal frequent flyer mileage accrual and redemption privileges and codesharing on certain flights as set forth below. Alliances enhance Alaska’s revenues by offering our customers more travel destinations and better mileage accrual/redemption opportunities, gaining us access to more connecting traffic from other airlines, and providing members of our alliance partners’ frequent flyer programs an opportunity to travel on Alaska while earning mileage credit in our partners’ programs. Alaska’s marketing agreements have various termination dates and at any time, one or more may be in the process of renegotiation. If a significant agreement were terminated, it could adversely impact revenues and increase the costs of the Company’s other marketing agreements. Most of the Company’s codeshare relationships are free-sell codeshares, where the marketing carrier sells seats on the operating carrier’s flights from the operating carrier’s inventory, but takes no inventory risk. The table below identifies the Company’s marketing alliances with other airlines as of February 28, 2003.

		Codesharing	Codesharing
	Frequent	Alaska Flight #	Other Airline Flight #
	Flyer	on Flights Operated	On Flights Operated
	Agreement	by Other Airline	by Alaska/Horizon

Major U.S. or International Airlines
American Airlines/American Eagle	Yes	Yes	No
British Airways	Yes	No	No
Cathay Pacific Airways	Yes	No	No
Continental Airlines	Yes	Yes	Yes
Hawaiian Airlines	Yes	Yes	Yes
KLM	Yes	No	Yes
Lan Chile	Yes	No	Yes
Northwest Airlines	Yes	Yes	Yes
Qantas	Yes	No	Yes
Commuter Airlines
Era Aviation	Yes*	Yes	No
PenAir	Yes*	Yes	No
Big Sky Airlines	Yes*	Yes	No
Helijet International	Yes*	Yes	No

* This airline does not have its own frequent flyer program. However, Alaska’s Mileage Plan members can accrue and redeem miles on this airline’s route system.

Competition

Competition in the airline industry is intense. The Company believes the principal competitive factors in the industry are fare pricing, customer service, routes served, flight schedules, type of aircraft, safety record and reputation, code-sharing relationships, and frequent flyer programs. Any domestic air carrier deemed fit by the DOT is allowed to operate scheduled passenger service in the United States. Alaska carries approximately 2.5% of all U.S. domestic passenger traffic. Alaska competes with one or more domestic or foreign airlines on most of their routes. Some of these competitors are substantially larger than Alaska, have greater financial resources, and have more extensive route systems.

Most major U.S. carriers have developed, independently or in partnership with others, large computer reservation systems (CRS). Airlines, including Alaska, are charged fees to have their flight schedules included in the various CRS displays used by travel agencies and airlines. These systems are currently the predominant means of distributing airline tickets. In order to reduce anti-competitive practices, the DOT regulates the display of all airline schedules and fares in CRS. Air carriers are increasingly distributing their services on the Internet through various airline joint venture or independent websites. The Company currently participates in a number of these distribution channels, but it cannot predict the terms on which it may be able to continue to participate in these or other sites, or their effect on the Company’s ability to compete with other airlines.

REGULATION

General

The Airline Deregulation Act of 1978, as amended, eliminated most domestic economic regulation of passenger and freight transportation. However, the DOT and the Federal Aviation Administration (FAA) still exercise regulatory authority over air carriers. In order to provide passenger and cargo air transportation in the U.S., a domestic airline is required to hold a certificate of public convenience and necessity issued by the DOT. Subject to certain individual airport capacity, noise and other restrictions, this certificate permits an air carrier to operate between any two points in the U.S. A certificate is of unlimited duration, but may be revoked for failure to comply with federal aviation statutes, regulations, orders or the terms of the certificate itself. In addition, the DOT maintains jurisdiction over the approval of international codeshare agreements, alliance agreements between domestic major airlines, international route authorities and certain consumer protection matters, such as advertising, denied boarding compensation and baggage liability.

The FAA regulates aircraft operations generally, including establishing personnel, maintenance and flight operation standards. Domestic airlines are required to hold a valid air carrier operating certificate issued by the FAA. Pursuant to these regulations, we have established, and the FAA has approved, a maintenance program for each type of aircraft we operate that provides for the ongoing maintenance of such aircraft, ranging from frequent routine inspections to major overhauls. In addition, the FAA has issued a number of directives that the Company is incorporating into its aircraft. These relate to, among other things, enhanced ground proximity warning systems, cockpit door security enhancements, McDonnell Douglas MD-80 insulation blanket replacement, MD-80 main landing gear piston improvements and Boeing 737 rudder and elevator improvements. Based on its current implementation schedule, the Company is or expects to be in compliance with the applicable requirements within the required time periods.

The Department of Justice (DOJ) has jurisdiction over airline antitrust matters. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services. Labor relations in the air transportation industry are regulated under the Railway Labor Act, which vests in the National Mediation Board (NMB) certain functions with respect to disputes between airlines and labor unions relating to union representation and collective bargaining agreements. To the extent the Company continues to pursue alliances with international carriers, the Company may be subject to certain regulations of foreign agencies.

In November 2001, the Aviation and Transportation Security Act (the Security Act) was enacted. The Security Act created a new government agency, the Transportation Security Administration (TSA), which is part of the DOT and is responsible for aviation security. The Security Act mandates that the TSA shall provide for the screening of all passengers and property, including U.S. mail, cargo, carry-on and checked baggage, and other articles that will be carried aboard a passenger aircraft. The TSA assumed most passenger screening functions in February 2002, largely by contracting with private-sector security providers; however, in November 2002, the TSA began performing these functions with its own federal employees. On December 31, 2002, the TSA began explosive detection screening of all checked baggage. The TSA also provides for increased security on flight decks of aircraft and requires federal air marshals to be present on certain flights.

Effective February 1, 2002, the Security Act imposed a $2.50 per enplanement security service fee (maximum $5.00 one-way maximum fee) which is collected by the air carriers and submitted to the government to pay for these enhanced security measures. Additionally, to the extent the TSA determines that such fee is insufficient to pay for the cost of providing the security measures as mentioned in the previous paragraph, in each of the years 2002, 2003 and 2004, air carriers may be required to submit to the government an amount equal to the amount the air carriers paid for screening passengers and property in 2000. After that, this fee may be assessed based on the air carrier’s market share. In 2002, the TSA began assessing payments under this feature of the Security Act. The Company paid $7.1 million to the TSA for this security charge in 2002.

In addition, the Security Act requires air carriers to honor tickets, on a standby basis, from other air carriers that are insolvent or bankrupt and suspend service within 18 months of the passage of the Security Act. To be eligible, a passenger must make arrangements with the air carrier within 60 days after the date on which the passenger’s air transportation was suspended. Because this provision is so recent, the Company has little history to determine its impact. If a major U.S. air carrier were to declare bankruptcy and cease operations, this feature of the Security Act could have an impact on the Company. To the extent the Company is not fully reimbursed for the costs of honoring such tickets, the impact could be adverse.

The DOT, under its authority to prevent unfair competitive practices in the industry, has considered the issuance of pricing and capacity rules that would limit major air carriers’ competitive response to new entrant carriers. Although the DOT as recently as 2001 declined to issue specific competitive guidelines, it reiterated its intent to prevent what it considers to be unfair competitive practices in the industry, and to pursue enforcement actions on a case-by-case basis. To the extent that future DOT enforcement actions either directly or indirectly impose restrictions upon the Company’s ability to respond to competitors, the Company’s business may be adversely impacted.

Airline Fares

Airlines are permitted to establish their own domestic fares without governmental regulation, and the industry is characterized by substantial price competition. The DOT maintains authority over international fares, rates and charges. International fares and rates are also subject to the jurisdiction of the governments of the foreign countries the Company serves. While air carriers are required to file and adhere to international fare and rate tariffs, substantial commissions, overrides and discounts to travel agents, brokers and wholesalers characterize many international markets.

Legislation (sometimes referred to as the “Passengers’ Bill of Rights”) has been discussed in various legislatures (including the Congress). This legislation could, if enacted, (i) place various limitations on airline fares and/or (ii) affect operating practices such as baggage handling and overbooking. Effective December 15, 1999, the Company, as well as other domestic airlines, implemented a Customer Service Plan to address a number of service goals, including, but not limited to goals relating to (i) lowest fare availability, (ii) delays, cancellations and diversion events, (iii) baggage delivery and liability, (iv) guaranteed fares, (v) ticket refunds, (vi) accommodation of customers with special needs, (vii) essential customer needs during extraordinary delays, (viii) flight oversales, (ix) frequent flyer program, (x) other travel policies, (xi) service with domestic code share partners, and (xii) handling of customer issues. In February 2001, the DOT Inspector General issued a report on the various air carriers’ performance of their Customer Service Plans. The report included a number of recommendations which could limit the Company’s flexibility with respect to various operational practices. In February 2001, a bill proposing an “Airline Customer Service Improvement Act” was introduced in the U.S. Senate. In addition, other items of legislation have been introduced that would limit hub concentration, reallocate slots at certain airports and impose higher landing fees at certain hours. To the extent legislation is enacted that would inhibit the Company’s flexibility with respect to fares, its revenue management system, its operations or other aspects of its customer service operations, the Company’s financial results could be adversely affected.

Fare discounting by competitors has historically had a negative effect on the Company’s financial results because the Company is generally required to match competitors’ fares to maintain passenger traffic. During recent years, a number of new low-cost airlines have entered the domestic market and several major airlines, including the Company, implemented efforts to lower their cost structures. Further fare reductions, domestic and international, may occur in the future. If fare reductions are not offset by increases in passenger traffic, cost reductions or changes in the mix of traffic that improves yields, the Company’s operating results will be negatively impacted.

Airport Access

Many heavily used airports have restrictions with respect to the number of permitted take-offs and landings, the total permitted annual seat capacity to be operated at an airport, the use or allocation of airport slots, or other restrictions. The Company currently has sufficient slot authorizations to operate its existing flights and has generally been able to obtain slots to expand its operations and change its schedules. However, there is no assurance that the Company will be able to obtain slots for these purposes in the future because, among other factors, domestic slot allocations are subject to changes in government policies.

Environmental Matters

The Company is subject to various laws and government regulations concerning environmental matters and employee safety and health in the U.S. and other countries. U.S. federal laws that have a particular impact on the Company include the Airport Noise and Capacity Act of 1990 (ANCA), the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or the Superfund Act). The Company is also subject to the oversight of the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The U.S. Environmental Protection Agency (EPA), OSHA, and other federal agencies have been authorized to promulgate regulations that have an impact on the Company’s operations. In addition to these federal activities, various states have been delegated certain authorities under the aforementioned federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements. As a part of its continuing safety, health and environmental program, the Company anticipates that it will comply with such requirements without any material adverse effect on its business.

The ANCA recognizes the rights of airport operators with noise problems to implement local noise abatement programs so long as they do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. Authorities in several cities have promulgated aircraft noise reduction programs, including the imposition of nighttime curfews. The ANCA generally requires FAA approval of local noise restrictions on aircraft. While the Company has had sufficient scheduling flexibility to accommodate local noise restrictions imposed to date, the Company’s operations at those airports could be adversely affected if such regulations become more restrictive or widespread.

The Company does not expect these regulatory matters, individually or collectively, to have a material impact on its financial condition, results of operations or cash flows.

EMPLOYEES

The airline business is labor intensive. Alaska had 11,039 active full-time and part-time employees at December 31, 2002. Wages, salaries and benefits represented approximately 37% of the Company’s total operating expenses in 2002.

At December 31, 2002, labor unions represented 83% of Alaska’s employees. The Company’s relations with such labor organizations are governed by the Railway Labor Act (RLA). Under this act, the collective bargaining agreements among the Company and these organizations do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the NMB to appoint a federal mediator. If no agreement is reached in mediation, the NMB may declare at some time that an impasse exists, at which point the NMB proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a 30-day “cooling off” period commences. During that period, a Presidential Emergency Board (PEB) may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by a “cooling off” period of 30 days. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization may strike and the airline may resort to “self-help”, including the imposition of any or all of its proposed amendments and the hiring of workers to replace strikers.

A number of Alaska’s collective bargaining agreements contain provisions for interest arbitration. Under interest arbitration, if the parties have not negotiated the contract by a predetermined date, each side may submit a limited number of issues to binding arbitration. The arbitrator’s decision on those open points then becomes part of the collective bargaining agreement, and no strike or company self-help will occur. The union contract with the Alaska pilots, among others, contains an interest arbitration provision. Alaska is currently in negotiations with the Aircraft Mechanics Fraternal Association and the International Association of Machinists and Aerospace Workers Union, representing its clerical, office and passenger service work group.

Alaska’s union contracts at December 31, 2002 were as follows:

		Number of
Union	Employee Group	Employees	Contract Status

Air Line Pilots Association International	Pilots	1,476	Amendable 4/30/05*
Association of Flight Attendants (AFA)	Flight attendants	2,079	Amendable 10/19/03
International Association of Machinists and Aerospace Workers	Rampservice and stock clerks Clerical, office and passenger service	1,164 3,094	Amendable 1/10/04 In Negotiations
Aircraft Mechanics Fraternal Association (AMFA)	Mechanics, inspectors and cleaners	1,297	Amendable 12/25/04*
Mexico Workers Association of Air Transport	Mexico airport personnel	78	Amendable 2/28/05
Transport Workers Union of America (TWU)	Dispatchers	28	Amendable 6/30/07*

* Collective bargaining agreement contains interest arbitration provision. The agreement coming out of the current AMFA interest arbitration may not continue to contain an interest arbitration provision.

FUEL

The Company’s operations are significantly affected by the availability and price of jet fuel. Fuel costs were 13.5% of the Company’s total operating expenses in 2002. Fuel prices, which can be volatile and which are outside of the Company’s control, can have a significant impact on the Company’s operating results. Currently, a one-cent change in the fuel price per gallon affects annual fuel costs by approximately $3.2 million. The Company believes that operating fuel-efficient aircraft is an effective hedge against high fuel prices. The Company also purchases fuel hedge contracts to reduce its exposure to fluctuations in the price of jet fuel. Due to the competitive nature of the airline industry, in the event of continuing increases in the price of jet fuel, there can be no assurance that the Company will be able to pass on increased fuel prices to its customers by increasing its fares. Likewise, any potential benefit of lower fuel prices may be offset by increased fare competition and lower revenues for all air carriers.

While the Company does not currently anticipate a significant reduction in fuel availability, dependency on foreign imports of crude oil and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. In the event there was an outbreak of hostilities or other conflicts in oil producing areas, there could be reductions in the production and/or importation of crude oil. If there were major reductions in the availability of jet fuel, the Company’s business would be adversely affected. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the Company’s fuel hedging activities.

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

Mileage can be redeemed for free or discounted travel and for other travel industry awards. Upon accumulating the necessary mileage, members notify Alaska of their award selection. Over 75% of the free flight awards on Alaska and Horizon are subject to blackout dates and capacity-controlled seating. Mileage Plan miles do not expire. As of December 31, 2001 and 2002, Alaska estimated that 1,740,000 and 2,067,000, respectively, round-trip flight awards were eligible for redemption by Mileage Plan members who have mileage credits exceeding the 20,000-mile free round-trip domestic ticket award threshold. Of those eligible awards, Alaska estimated that 1,618,000 and 1,931,000, respectively, would ultimately be redeemed. For the years 2000, 2001 and 2002, approximately 281,000, 310,000, and 441,000 round-trip flight awards were redeemed and flown on Alaska and Horizon. Those awards represent approximately 4.8% for 2000, 5.2% for 2001 and 6.8% for 2002 of the total passenger miles flown for each period. For the years 2000, 2001 and 2002, approximately 137,000, 154,000 and 174,000 round-trip flight awards were redeemed and flown on airline partners.

For miles earned by flying on Alaska and travel partners, the estimated incremental cost of providing free travel awards is recognized as a selling expense and accrued as a liability as miles are accumulated. The incremental cost does not include a contribution to overhead, aircraft cost, or profit. Alaska also sells mileage credits to non-airline partners, such as hotels, car rental agencies and a credit card company. Alaska defers a majority of the sales proceeds, and recognizes these proceeds as revenue when the award transportation is provided. The deferred proceeds are recognized as passenger revenue for awards issued on Alaska and as other revenue-net for awards issued on other airlines. At December 31, 2001 and 2002, the deferred revenue and the total liability for miles outstanding and for estimated payments to partner airlines was $248.3 million and $303.0 million, respectively.

OTHER INFORMATION

Seasonality and Other Factors

The Company’s results of operations for any interim period are not necessarily indicative of those for the entire year, since the air transportation business is subject to seasonal fluctuations. The business of the Company is somewhat seasonal. Quarterly operating income tends to peak during the third quarter.

The results of operations in the air transportation business have also significantly fluctuated in the past in response to general economic conditions. In addition, fare initiatives, fluctuations in fuel prices, labor actions and other factors could impact this seasonal pattern.

No material part of the business of the Company and its subsidiaries is dependent upon a single customer or very few customers. Consequently, the loss of the Company’s largest few customers would not have a materially adverse effect upon the Company.

Insurance

The Company carries insurance for public liability, passenger liability, property damage and all-risk coverage for damage to its aircraft in amounts which, in the opinion of management, are adequate.

As a result of the September 11, 2001 events, aviation insurers have significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, they significantly increased the premiums for such coverage as well as for aviation insurance in general.

Pursuant to authority granted in the Act, the federal government has offered, and the Company has accepted, war risk insurance to replace commercial insurance for renewable 60-day periods until August 31, 2003. In the event the federal government fails to renew war-risk insurance and the Company is unable to replace such insurance in the commercial market, the Company’s business, financial condition and results of operations would be adversely impacted.

Other Government Matters

The Company has elected to participate in the Civil Reserve Air Fleet (CRAF) program, whereby it has agreed to make available to the federal government a certain number of aircraft in the event of a military call-up. The government would reimburse the Company for the use of such aircraft.

BUSINESS RISKS

The Company’s operations and financial results are subject to various uncertainties, such as global and industry instability, intense competition, volatile fuel prices, a largely unionized labor force, the need to finance large capital expenditures, government regulation, potential aircraft incidents and general economic conditions.

The September 11, 2001 terrorist attacks negatively impacted the Company’s business and further threatened or actual terrorist attacks or hostilities involving the U.S. may harm the Company’s business in the future.

The terrorist attacks of September 11, 2001 and their aftermath have negatively impacted the Company and the airline industry generally. Since a substantial portion of airline travel, for both business and leisure, is discretionary, further terrorist activity connected with air travel, or the threat of further terrorist activity, could result in travelers canceling or deferring their plans for air travel and have a material adverse effect on the Company’s revenues. In the fourth quarter of 2001, the temporary shutdown of domestic passenger air travel and reduced demand for air travel led Alaska to reduce its flight schedule by approximately 13%. Because a substantial portion of the Company’s costs are fixed in the short term, however, Alaska was unable to offset the reduction in customer demand through cost savings, and the Company’s operating results were harmed to a proportionately greater degree. In addition, actual or threatened terrorist activity could:

•	result in a grounding of commercial air traffic by the FAA,

•	significantly reduce passenger traffic and yields due to a potentially dramatic drop in demand for air travel,

•	increase security and insurance costs,

•	make it more difficult for the Company to obtain war risk or other insurance, and

•	increase costs from airport shutdowns, flight cancellations and delays resulting from security breaches and perceived safety threats.

Additional terrorist attacks, the fear of such attacks, increased hostilities or U.S. military involvement in Iraq, the Middle East or other regions could have a further negative impact on the airline industry and further enhance the risks described above and may also lead to increased cost and volatility in fuel prices. The occurance of any of these events could significantly harm the Company’s business and results of operations.

Continued weakness in the general economy, and in the airline industry in particular, could have an adverse effect on the Company’s business.

The Company believes that airline traffic, including business traffic, is particularly sensitive to changes in economic growth and expectations. In 2002, weak economic growth contributed to the airline industry suffering significant losses, which are expected to continue in 2003. During 2002, both U.S. Airways and United Airlines filed for bankruptcy. Because airlines operating under bankruptcy protection receive increased flexibility to reduce their costs by voiding contracts and renegotiating existing business obligations, current and future airline bankruptcies could have a substantial impact on industry competition. In the event airlines who have received bankruptcy protection choose to apply some or all of the cost savings they obtain toward reduced fares, bankruptcy by airlines who compete with the Company may cause the Company to reduce its fares and result in a substantial reduction in revenue and operating margin. Continued weakness in the airline industry may also result in additional industry consolidation, greater reliance on industry alliances, such as code-sharing and frequent flyer reciprocity arrangements, and increased price competition among existing carriers, each of which could dramatically alter the competitive environment in the markets the Company serves and harm the Company’s operating results. Continued weak economic performance in the airline industry may also result in a further reduction in Air Group’s credit rating and make it more difficult for Air Group to raise capital on economical terms. Any general reduction in airline passenger traffic as a result of a soft economy would harm the Company’s business.

The Company incurred operating losses in each year since 2000 and may incur substantial operating losses in the future.

For the year ended December 31, 2002, the Company incurred an operating loss of $74.5 million. Prior to that, the Company incurred operating losses of $71.6 million and $26.0 million for the years ended December 31, 2001 and December 31, 2000, respectively. The inability to achieve or sustain profitability may hinder the Company’s ability to honor its existing obligations as they become due, to obtain future equity or debt financing or to do so on economical terms, and to sustain and expand its business.

The Company’s indebtedness could increase the volatility of its earnings and otherwise restrict its activities.

The Company, like many airlines, has, and will continue to have for the foreseeable future, a significant amount of indebtedness. Due to its high fixed costs, including aircraft lease commitments and debt service, a decrease in revenues results in a disproportionately greater decrease in earnings. As of December 31, 2002, the Company had approximately $905.3 million of indebtedness outstanding, comprised of approximately $893.5 million in debt and approximately $11.8 million of capital lease obligations.

The Company’s outstanding indebtedness could have important consequences. For example, it could:

•	limit the Company’s ability to obtain additional financing to fund its growth strategy, capital expenditures, acquisitions, working capital or other purposes,

•	require the Company to dedicate a material portion of its operating cash flow to fund interest payments on indebtedness, thereby reducing funds available for other purposes, and

•	limit the Company’s ability to withstand competitive pressures and reduce its flexibility in responding to changing business and economic conditions, including reacting to any economic slowdown in the airline industry.

In addition, the Company has an ongoing need to finance new aircraft deliveries, and there is no assurance that such financing will be available to the Company in sufficient amounts or on acceptable terms. Alaska’s credit facility also contains financial and other restrictive covenants that limit the Company’s ability to engage in activities that may be in its long-term best interests. The Company’s failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of the repayment of all of the Company’s debts. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion of liquidity and capital resources.

If Alaska fails to comply with financial covenants, some of its financing agreements may be terminated.

Alaska is required to comply with specific financial covenants in certain agreements, primarily its $150 million revolving credit facility. The Company cannot ensure that it will be able to comply with these covenants or provisions or that these requirements will not limit the Company’s ability to finance its future operations or capital needs. Alaska’s inability to comply with the required financial maintenance covenants or provisions could result in default under these financing agreements and would result in a cross default under its other financing agreements. In the event of any such default and Alaska or Air Group’s inability to obtain a waiver of the default, all amounts outstanding under the agreements could be declared to be immediately due and payable. If Alaska did not have sufficient available cash to pay all amounts that become due and payable, it would have to seek additional debt or equity financing, which may not be available on acceptable terms, or at all. If such financing were not available, Alaska would have to sell assets in order to obtain the funds required to make accelerated payments or risk its aircraft becoming subject to repossession, which could harm the Company’s business.

The Company’s quarterly results can fluctuate substantially.

The airline industry is characterized generally by low profit margins and high fixed costs, primarily for personnel, aircraft fuel, debt service and rent. The expenses of an aircraft flight do not vary significantly with the number of passengers carried and, as a result, a relatively small change in the number of passengers or in pricing could have a disproportionate effect on an airline’s operating and financial results. Accordingly, a minor shortfall in expected revenue levels could cause a disproportionately negative impact on the Company’s operating results. In addition to passenger loads, factors that could cause the Company’s quarterly operating results to vary include:

•	the timing and success of the Company’s growth plans as it increases flights in existing markets and enters new markets,

•	changes in fuel, security and insurance costs,

•	increases in personnel, marketing, aircraft ownership and other operating expenses to support the Company’s anticipated growth, and

•	the timing and amount of maintenance expenditures.

In addition, seasonal variations in traffic, various expenditures and weather affect the Company’s operating results from quarter to quarter. The Company tends to experience the highest levels of traffic and revenue during the third quarter of each year. Given the Company’s high proportion of fixed costs, seasonality can affect its profitability from quarter to quarter. Many of the Company’s areas of operations experience bad weather conditions in the winter, causing increased costs associated with deicing aircraft, canceled flights and accommodating displaced passengers. Due to its geographic area of operations, the Company can be more susceptible to adverse weather conditions than some of its competitors, which may be better able to spread weather-related risks over larger route systems.

Due to the factors described above, quarter-to-quarter comparisons of the Company’s operating results may not be good indicators of its future performance. In addition, it is possible that in any future quarter the Company’s operating results could be below the expectations of investors and any published reports or analyses regarding Air Group. In that event, the price of Air Group’s common stock could decline, perhaps substantially.

Increases in fuel costs would harm Alaska’s business.

Fuel costs constitute a significant portion of the Company’s total operating expenses, comprising 13.5% of total operating expenses for the year ended December 31, 2002. Significant increases in fuel costs would harm the Company’s financial condition and results of operations. The Company estimates that for the year ended December 31, 2002, a one-cent increase in the price per gallon of fuel expense would have increased its fuel expenses by $3.2 million.

Historically, fuel costs have been subject to wide price fluctuations based on geopolitical issues and supply and demand. Fuel availability is also subject to periods of market surplus and shortage and is affected by demand for both home heating oil and gasoline. Because of the effect of these events on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. In the event of a fuel supply shortage, higher fuel prices or the curtailment of scheduled service could result. Some of the Company’s competitors may have more leverage in obtaining fuel. The Company may be unable to offset increases in the price of fuel through higher fares. To hedge its exposure to fuel price fluctuations, the Company began purchasing hedging instruments, primarily crude oil swaps during 2000. At December 31, 2002, Air Group had swap agreements for crude oil contracts in place to hedge approximately 35% of its 2003 expected jet fuel requirements. The Company cannot be certain, however, that its fuel hedging contracts will be sufficient to adequately protect it against fuel price increases.

Many of the Company’s employees are covered by collective bargaining agreements. A failure to negotiate new agreements, or to do so on terms competitive with the labor costs and practices of the Company’s competitors, could disrupt the Company’s business and increase its costs.

As of December 31, 2002, labor unions represented 83% of Alaska’s employees. Alaska is currently in negotiations with the International Association of Machinists and Aerospace Workers union, representing its clerical, office and passenger service work group. Labor costs generally are a significant component of the Company’s total expenses, comprising 37% of its total operating expenses in 2002. Each of the Company’s different employee groups may require separate collective bargaining agreements, and may make demands that would increase the Company’s operating expenses and adversely affect its profitability. If the Company were unable to reach agreement on the terms of any collective bargaining agreement with any group of its employees or the Company were to experience widespread employee dissatisfaction, the Company could be subject to work slowdowns or stoppages. The Company could also become subject to protests or picketing by organized labor groups representing its employees. Any of these events would be disruptive to the Company’s operations and could harm its business. In the event any agreement the Company reaches with an organized labor group requires it to pay wages or to incur costs that are materially higher than those it currently pays or the Company is unable to fully offset such increased costs through fare increases, its expenses would increase and its operating margin would be harmed.

The airline industry is highly competitive and subject to rapid environmental change. The Company may be unable to compete effectively against other airlines with greater financial resources or lower operating costs, or to adjust rapidly enough in the event the basis of competition in its markets changes.

The airline industry is highly competitive as to fares, flight frequency, frequent flyer benefits, routes and service. The industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats. The Company currently competes with one or more other airlines on all of its routes. Many of these airlines are larger and have significantly greater financial resources, name recognition or lower operating costs than the Company. Some of these competitors have chosen from time to time to add service, reduce their fares or both, in the Company’s markets. The Company may be unable to compete effectively against other airlines that introduce service or discounted fares in the markets that it serves.

In recent years, and particularly since its deregulation in 1978, the airline industry has undergone substantial consolidation, and it may undergo additional consolidation in the future. For example, in April 2001, American Airlines acquired the majority of Trans World Airlines’ assets. In addition, many airlines, including the Company, have marketing alliances with other airlines. Among other things, they share the use of two-letter flight designator codes to identify their flights and fares in the computerized reservation systems and permit reciprocity in their frequent flyer programs. Any consolidation or significant alliance activity within the airline industry, or the Company’s loss of key alliance relationships, could result in the Company’s competitors having access to larger route networks and resources than the Company, which, in turn, could increase the risks of competition described above.

The airline industry also faces competition from ground transportation alternatives, such as the bus, train or automobile. Video teleconferencing and other methods of electronic communication may add a new dimension of competition to the industry as business travelers seek lower-cost substitutes for air travel.

Changes in government regulation imposing additional requirements and restrictions on the Company’s operations could increase its operating costs and result in service delays and disruptions.

Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that involve significant compliance costs. In the last several years, Congress has passed laws, and the DOT and the FAA have issued regulations relating to the operation of airlines that have required significant expenditures. For example, on November 19, 2001, the President signed into law the Aviation and Transportation Security Act (the Security Act). This law federalizes substantially all aspects of civil aviation security and requires, among other things, the implementation of certain security measures by airlines and airports, such as the requirement that all passenger bags be screened for explosives. Funding for airline and airport security under the law is primarily provided by a new $2.50 per enplanement ticket tax, with authority granted to the TSA to impose additional fees on the air carriers if necessary to cover additional federal aviation security costs. Implementation of the requirements of the Security Act will result in increased costs for the Company and its passengers. In addition to increased costs, the security measures required to be implemented under the Security Act as well as additional security measures issued by the FAA have on occasion resulted in a longer check-in process for passengers and caused delays and disruptions in airline service, which has led to customer frustration and may reduce the demand for airline travel. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs.

The Company’s insurance costs have increased substantially as a result of the September 11th terrorist attacks, and further increases in insurance costs would harm its business, financial condition and results of operations.

Following the September 11th terrorist attacks, aviation insurers dramatically increased airline insurance premiums and significantly reduced the maximum amount of insurance coverage available to airlines for liability to persons other than passengers for claims resulting from acts of terrorism, war or similar events to $50 million per event and in the aggregate. In light of this development, under the Stabilization Act, the government is currently offering domestic airlines either (i) excess third-party liability war risk coverage above $50 million or (ii) in lieu of private war risk insurance, full hull and passenger and third-party liability coverage. Either of these coverages can be obtained with limits up to twice the carrier’s pre-9/11 limits, up to $3.0 billion. The Company has obtained the latter coverage at twice its prior limit.

Aviation insurers could increase their premiums even further in the event of additional terrorist attacks, hijackings, airline crashes or other events adversely affecting the airline industry. Furthermore, the full hull and passenger and third-party liability coverage provided by the government is available for renewable 60-day periods until August 31, 2003. While the government may extend the deadline for when it will stop providing such coverage, the Company cannot be certain that any extension will occur, or if it does, how long the extension will last. It is expected that should the government stop providing such coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government. Significant increases in insurance premiums would adversely impact the Company’s business, financial condition and results of operations.

The Company’s failure to successfully expand its business could harm its financial condition and results of operations.

A part of the Company’s current profitability strategy involves increasing the frequency of flights in markets it currently serves, expanding the number of markets served and increasing flight connection opportunities. The Company believes that growth will allow it to achieve additional economies of scale and to manage unit costs. Increasing the number of markets the Company serves depends on its ability to access suitable airports, facilities and in some cases regulatory approvals. Any condition that would deny, limit or delay access to such airports, facilities or approvals would constrain the Company’s ability to grow. In addition, successful growth depends on the Company’s ability to maintain yields and load factors at profitable levels. Inadequate revenues in new markets may require the Company to revise its current growth strategy. The Company cannot be certain that it will be able to successfully expand its existing markets or establish new markets, and the failure to do so could harm the Company’s financial condition and results of operations.

The Company’s reputation and financial results could be harmed in the event of an airline accident or incident.

An accident or incident involving one of the Company’s aircraft, such as the loss of Alaska Flight

261 off the coast of California in January 2000, could involve a significant loss of life and result in a loss of faith in the Company’s airlines by the flying public. In addition, the Company could experience significant potential claims from injured passengers and surviving relatives, as well as costs for the repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service. Airlines are required by the DOT to carry liability insurance. Although the Company believes it currently maintains liability insurance in amounts and of the type generally consistent with industry practice, the amount of such coverage may not be adequate and the Company may be forced to bear substantial losses from an accident. Substantial claims resulting from an accident in excess of the Company’s related insurance coverage would harm the Company’s business and financial results. Moreover, any aircraft accident or incident, even if fully insured and even if it does not involve one of the Company’s airlines, could cause a public perception that the Company airline or the equipment it flies is less safe or reliable than other transportation alternatives, which would harm the Company’s business.

The Company’s operations are often affected by factors beyond its control, including traffic congestion at airports, weather conditions and increased security measures, any of which could harm it’s financial condition and results of operations.

Like other airlines, the Company’s operations are subject to delays caused by factors beyond its control, including air traffic congestion at airports, adverse weather conditions and increased security measures. Delays frustrate passengers, reduce aircraft utilization and increase costs, all of which in turn affect profitability. During periods of fog, snow, rain, storms or other adverse weather conditions, flights may be cancelled or significantly delayed. Cancellations or delays due to weather conditions, traffic control problems and breaches in security could harm the Company’s financial condition and results of operations.

The Company’s business could be harmed if it is unable to attract and retain qualified personnel at reasonable costs.

The Company’s business is labor intensive, with labor costs representing 37% of operating expenses for the year ended December 31, 2002. The Company expects salaries, wages and benefits to increase on a gross basis and that these costs could increase as a percentage of its overall costs, which could harm its business. The Company competes against the major U.S. airlines for labor in many highly skilled positions. Many of the major U.S. airlines offer wage and benefit packages that exceed the Company’s wage and benefit packages. As a result, in the future, the Company may have to significantly increase wages and benefits in order to attract and retain qualified personnel or risk considerable employee turnover. If the Company is unable to hire, train and retain qualified employees at a reasonable cost, it may be unable to grow or sustain its business and its operating results and business prospects could be harmed or if it loses the services of key personnel. The Company may also have difficulty replacing management or other key personnel who leave and, therefore, the loss of any of these individuals could harm its business.

ITEM 2. PROPERTIES

Aircraft

The following table describes the aircraft operated and their average age at December 31, 2002.

	Passenger				Average Age
Aircraft Type	Capacity	Owned	Leased	Total	in Years

Boeing 737-200C	111	8	1	9	21.9
Boeing 737-400	138	9	31	40	7.7
Boeing 737-700	120	16	—	16	2.6
Boeing 737-900	172	6	—	6	1.3
Boeing MD-80	140	15	16	31	12.0

		54	48	102	9.1

Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” discusses future orders and options for additional aircraft.

Forty-six of the 54 aircraft owned by Alaska as of December 31, 2002 are subject to liens securing long-term debt. Alaska’s leased 737-200C, 737-400, and MD-80 aircraft have lease expiration dates in 2003, between 2004 and 2016, and between 2003 and 2013, respectively. Alaska has the option to extend most of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the then fair market value of the aircraft. For information regarding obligations under capital leases and long-term operating leases, see Note 6 to the financial statements.

At December 31, 2002, all of the Company’s aircraft met the Stage 3 noise requirements under the Airport Noise and Capacity Act of 1990. However, special noise ordinances restrict the timing of flights operated by Alaska and other airlines at Burbank, Orange County, San Diego, San Jose and Palm Springs. In addition, Orange County, Reagan National and Long Beach airports restrict the type of aircraft and number of flights.

Ground Facilities and Services

Alaska leases ticket counters, gates, cargo and baggage, office space, and other support areas at the majority of the airports it serves. Alaska also owns terminal buildings at various Alaska cities.

Alaska has centralized operations in several buildings located at or near Seattle-Tacoma International Airport (Sea-Tac) in Seattle, Washington. The owned buildings, including land unless located on leased airport property, include a three-bay hangar facility with maintenance shops, a flight operations and training center, an air cargo facility, a reservations and office facility, several office buildings, its corporate headquarters, and two storage warehouses. Alaska also leases a two-bay hangar/office facility at Sea-Tac. Alaska’s other major facilities include a regional headquarters building, an air cargo facility, and a leased hangar/office facility in Anchorage; a Phoenix reservations center; and a leased two-bay maintenance facility in Oakland.

ITEM 3. LEGAL PROCEEDINGS

Oakland Maintenance Investigation

In December 1998, the U.S. Attorney for the Northern District of California initiated a grand jury investigation concerning certain 1998 maintenance activities at Alaska’s Oakland maintenance base. The investigation was expanded to include the aircraft involved in the loss of Flight 261 in January 2000. The FAA separately proposed a civil penalty in connection with the 1998 maintenance activities, which Alaska and the FAA have settled for an agreed amount. In December 2001, the U.S. Attorney notified Alaska that the evidence it had gathered relative to the 1998 maintenance activities did not warrant the filing of criminal charges, and closed that part of the investigation. The U.S. Attorney also placed the portion of its investigation related to Flight 261 on inactive status, with the possibility of reactivating and reviewing the matter when the NTSB issued its final report on the accident. Accordingly, following the final NTSB hearing on the Flight 261 investigation in December 2002, the U.S. Attorney’s Office reactivated the matter in order to review it in light of the final NTSB report.

Flight 261 Litigation

Alaska is a defendant in a number of lawsuits relating to the loss of Flight 261 on January 31, 2000. Representatives of all 88 passengers and crew on board have filed cases against Alaska, the Boeing Company, and others. The suits were originally filed in various state and federal courts in Alaska, California, Washington and Illinois. Since then, they have all been consolidated in the U.S. District Court for the Northern District of California. The suits seek unspecified compensatory and punitive damages. In May 2001, the judge presiding over the majority of the cases ruled that punitive damages are not available against Alaska. Alaska has settled 48 of these cases and continues in its efforts to settle the remaining ones. Trial on the remaining cases is set for July 2003. Consistent with industry standards, the Company maintains insurance against aircraft accidents.

Flight 261 NTSB Proceeding

In January 2003, the NTSB issued its final report on the Flight 261 accident. The report contained the NTSB’s findings, conclusions, probable cause of the accident and safety recommendations. NTSB staff’s draft report included language that the Board recommend a new FAA inspection of Alaska due to perceived deficiencies in recent maintenance practices. The Board rejected that recommendation.

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

PART II

ITEM 5. MARKET PRICE FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

All of Alaska’s outstanding common stock is held by Air Group and such stock is not traded in any market. No cash dividend has been paid since 1989 and Alaska does not expect to pay regular dividends to Air Group.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K. All statements in the following discussion which are not reports of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note. There can be no assurance that actual developments will be those anticipated by the Company. Actual results could differ materially from those projected as a result of a number of factors, some of which the Company cannot predict or control. For a discussion of these factors, see Item 1, “Business Risks.”

Industry Conditions

The airline industry is cyclical. Generally speaking, economic conditions were strong during 2000, but weakened during 2001 and 2002. Because the industry has high fixed costs in relation to revenues, a small change in load factors or fare levels has a large impact on profits. For most airlines, labor and fuel account for almost half of operating expenses. The relatively strong economy in the late 90s put upward pressure on labor costs. Fuel prices have been volatile in the last three years. Fuel cost per gallon increased 54% in 2000, and decreased 14% in 2001 and 10% in 2002.

On September 11, 2001, the United States was attacked by terrorists using hijacked jets of two U.S. airlines. The FAA shut down all commercial airline flight operations for September 11 and 12. Airlines resumed flight operations at reduced levels on September 13. These events, combined with continued slowing economic conditions in 2002, have had a significant negative impact on demand for airline travel. Throughout the industry, airlines continue to cut capacity and have instituted a variety of cost-saving measures. In addition, credit rating agencies have downgraded the long-term credit ratings of most U.S. airlines and their related entities, including Air Group. On September 22, 2001, the U.S. Government passed the Air Transportation Safety and System Stabilization Act (the Act) to provide $5 billion of cash compensation and $10 billion of loan guarantees to U.S. airlines. The purpose of the Act was to compensate the airlines for direct and incremental losses for the period September 11 through December 31, 2001 as a result of the September 11 terrorist attacks. As of December 31, 2001, Alaska had recognized $71.6 million of the $5 billion cash compensation. During the third quarter of 2002, the United States Department of Transportation (DOT) completed its review procedures and remitted final compensation to Alaska of $0.2 million.

RESULTS OF OPERATIONS

2002 Compared with 2001

The loss before accounting change for 2002 was $57.0 million compared with a loss of $11.8 million in 2001. The operating loss was $74.5 million in 2002 compared with an operating loss of $71.6 million in 2001. Results in 2001 and 2002 include $71.6 million and $0.3 million, respectively, of government compensation recognized resulting from the Act. Results for 2002 include a $12.5 million charge in connection with write-off of all of the Company’s goodwill. (See Note 12 to the financial statements.) Financial and statistical data for Alaska is shown following the financial statements. A discussion of this data follows.

Revenues

Operating revenue increased 4.0% during 2002 as compared to 2001. Available seat miles (ASMs or capacity) increased during each quarter of 2002 as compared to 2001 due to the addition of service to five cities (Calgary, Boston, Denver, Newark and Miami) and due to the negative impact of the terrorist attacks on 4th quarter 2001 capacity. For the full year 2002, capacity was up 8.0% while revenue passenger miles (RPMs or traffic) increased at a slightly lower rate (7.6%), resulting in a 0.3 point decrease in passenger load factor (RPMs divided by ASMs). In our largest market, Southern California, capacity was slightly higher in 2002 compared to 2001, and traffic was slightly lower, resulting in a decrease in load factor of 1.1 points. Capacity and traffic gains experienced in the last two quarters in this market were offset by decreases in the first two quarters. In our second largest market, Anchorage/Fairbanks to the U.S. mainland, both capacity and traffic increased when compared to 2001; traffic increased at a higher rate than capacity, resulting in a increase in load factor of 1.8 points for the year. The average load factor for our newest five cities was better than the system average.

Yield per passenger mile was down in each quarter of the year: 5.0% in the first quarter, 2.5% in the second quarter, 3.9% in the third quarter and 3.0% in the fourth quarter. The decrease in passenger yield was due to a combination of fewer business passengers, a drop off in demand due to the events of September 11, fare sales offered to stimulate demand, and the sagging economy. For the full year 2002, yields were down 3.6%. The higher traffic combined with the lower yield resulted in a 3.7% increase in passenger revenue.

Freight and mail revenues decreased 7.8%. After September 11, new security measures had a negative impact on our freight and mail volumes, resulting in a negative impact on revenues.

Other-net revenues increased 20.7%, largely due to increased revenue from the sale of miles in Alaska’s frequent flyer program, and redemption of miles on partner airlines (Alaska recognizes revenue for the difference between the funds received for the sale of miles to third parties and the cost of the award redemptions on partner airlines).

Expenses

Excluding fuel, operating expenses grew by $85.5 million, or 5.5%, as a result of an 8.0% increase in ASMs and a 2.4% decrease in cost per ASM. The cost per ASM excluding fuel increased slightly by 0.2% during the first nine months of 2002 when compared to the same period in 2001, but decreased by 8.9% in the fourth quarter, primarily due to the impact of the terrorist attacks in

2001. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits increased 9.7% due to a 9.5% increase in average wages and benefits per employee and a 0.3% increase in the number of employees. The 2002 results include a full year of a pilot wage increase which occurred in June 2001, step increases for union employees, and annual merit raises for management employees. Additionally, benefits expense significantly increased due to increases in defined benefit plan costs and increases in health insurance for all employees.

•	Contracted services increased 6.2%, primarily due to higher rates for ground handling services and a slightly higher volume of services due to capacity growth. Increased airport security screening costs subsequent to September 11 also contributed to the increase.

•	Aircraft fuel expense decreased 4.6% due to a 9.9% decrease in the cost per gallon of fuel, offset by a 5.8% increase in gallons consumed. Fuel consumption rate per flight hour decreased slightly by 0.1%. The lower fuel prices saved $28.1 million.

•	Aircraft maintenance expense increased 12.0% as a result of more airframe checks in 2002. In addition, the 2001 results reflect a reduced flight schedule as a result of the September 11 terrorist attacks which resulted in the deferring of certain C checks and heavy checks into 2002.

•	Commission expense decreased 24.8% due to the elimination of travel agent base commissions and the continuing shift to direct sales channels. In June 2002, the Company changed its travel agent commissions program to eliminate base commissions and move to a 100% incentive-based program. In 2002, 55.9% of Air Group ticket sales were made through travel agents, versus 59.9% in 2001. In 2002, 21.0% of the ticket sales were made through Alaska’s Internet web site versus 16.3% in 2001.

•	Other selling expense consists of credit card commissions, computer reservation systems fees, Mileage Plan award costs for miles earned by flying on Alaska or Horizon, and advertising expenses. The slight decrease in 2002 as compared to the same period in 2001 is primarily due to increases in credit card commissions partially offset by decreases in CRS Fees, advertising expense and Mileage Plan awards.

•	Depreciation and amortization increased 7.6% in 2002 as compared to 2001, primarily due to the addition of nine owned aircraft during 2001.

•	Landing fees and other rentals increased 11.1%, exceeding the 3.1% increase in landings, due to higher landing fee and rental rates at airports throughout the system. The higher rates reflect the airports’ increased cost of operations due to new security directives and expansion of their facilities.

•	Other expense increased 3.4%, primarily due to higher expenditures for insurance, flight crew hotels and utilities, partly offset by lower property taxes, recruiting, passenger remuneration, uninsured losses and legal costs. Subsequent to the events of September 11, the Company experienced significant increases in hull, liability and war risk insurance rates, and was also subject to surcharges for war risk coverage. As a result of these increases, Alaska incurred $37.4 million in aircraft insurance expense in 2002, compared to $13.1 million in 2001.

Nonoperating Income (Expense)

Net nonoperating loss was $12.8 million in 2002 compared to nonoperating income of $55.2 million in 2001. The $68.0 million decrease was primarily due to U.S. government compensation of $71.6 million recognized in 2001 compared to $0.3 million in 2002.

In 2001, Alaska recognized $71.6 million of U.S. government compensation. During the third quarter of 2002, the DOT completed its review procedures and remitted final compensation to Alaska of $0.2 million. Interest expense, net of capitalized interest, totaled $39.9 million in 2001 which compares to $44.2 million in 2002.

The Company has fuel hedge contracts that are carried on the balance sheet at fair value. Each period, the contracts are measured and adjusted to fair market value. The change in the value of the fuel hedge contracts that perfectly offsets the change in the value of the aircraft fuel being hedged is recorded as other comprehensive income/loss until the hedged contract is settled and is then recognized in earnings. To the extent the change in the value of the fuel hedge contracts does not perfectly offset the change in the value of the aircraft fuel purchase being hedged, that portion of the hedge is recognized in earnings. In 2001 and 2002, $5.9 million of expense and $5.1 million of income, respectively, was recorded as part of other nonoperating income (expense) to recognize the hedge ineffectiveness on the contracts. As detailed in Note 1 to the financial statements, at December 31, 2002, Air Group had fuel hedge contracts for 140 million gallons of projected jet fuel usage in 2003, which represents approximately 35% of projected usage. Of these contracts, approximately 85% of projected fuel usage relates to the Company.

Cumulative Effect of Accounting Change

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under this statement, the Company’s goodwill will no longer be amortized, but instead will be tested for impairment on a minimum of an annual basis. During the second quarter of 2002, the Company completed the first step of its impairment test related to its $12.5 million of goodwill. In the fourth quarter of 2002, the Company completed the second step of its impairment test and determined that all of the Company’s goodwill was impaired. As a result, the Company recorded a one-time, non-cash charge, effective January 1, 2002, of $12.5 million to write-off all of its goodwill. This charge is reflected as a cumulative effect of accounting change in the statement of operations for 2002.

2001 Compared with 2000

The net loss for 2001 was $11.8 million compared with a loss before accounting change of $14.8 million in 2000. The operating loss was $71.6 million in 2001 compared with an operating loss of $26.0 million in 2000. The larger operating loss was primarily due to the weakening economy, partially offset by a decrease in fuel costs, and also due to the negative impact of the terrorist attacks, for which the Company has been partially compensated by the U.S. government.

Revenues

Capacity increased 6.7% during the first nine months of 2001 due to normal growth, but decreased 5.9% in the fourth quarter due to the impact of the terrorist attacks. Alaska operated approximately 87% of its previously planned schedule in the fourth quarter. For the full year 2001, capacity was up 3.5%, but traffic grew by only 2.2%, resulting in a 0.8 point decrease in passenger load factor. In our largest market, Southern California, capacity was slightly lower in 2001 compared to 2000, resulting in flat traffic and a slight increase in load factor (0.2 points). Capacity and traffic gains experienced in the second quarter in this market were offset by decreases in the fourth quarter. In our second largest market, Anchorage/Fairbanks to the U.S. mainland, capacity increased in the upper-single digits, but traffic increases were not as high, resulting in a decrease in load factor of 2.3 points for the year. Our newest market, Seattle to Washington D.C., which operated primarily in the fourth quarter, had an average load factor for the fourth quarter that was better than the system average.

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

Expenses

Excluding fuel, operating expenses grew by $85.7 million, or 5.8%, as a result of a 3.5% increase in ASMs and a 2.3% increase in cost per ASM. The cost per ASM excluding fuel remained constant during the first nine months of 2001 when compared to the same period in 2000, but increased by 10.1% in the fourth quarter, primarily due to the impact of the terrorist attacks and labor costs. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits increased 11.4% due to a 5.2% increase in the number of employees combined with a 5.9% increase in average wages and benefits per employee. Employees were added in most areas to support the net addition of six aircraft to the operating fleet. The 2000 results include a $1.8 million charge for a flight attendant early retirement program. The 2001 results include approximately $13.4 million of added expense for a pilot pay increase that was effective June 2001. Excluding these items, average wages and benefits per employee increased 4.0%, which was due to increases for union employees, annual merit raises for management employees, and higher pension and health insurance costs for all employees.

•	Contracted services increased 11.3%, primarily due to higher rates for ground handling services and a slightly higher volume of services due to capacity growth. Increased airport security screening costs subsequent to September 11 also contributed to the increase.

•	Aircraft fuel expense decreased 13.8% due to a 14.6% decrease in the cost per gallon of fuel, offset by a 0.9% increase in gallons consumed. The fuel consumption rate decreased 2.8% due to the use of more fuel-efficient B737-700 and B737-900 aircraft. The lower fuel prices saved $46.2 million.

•	Aircraft maintenance expense decreased 0.9% as a result of fewer airframe checks in 2001. We also incurred lower outside engine repair costs in 2001 compared to 2000.

•	Commission expense decreased 1.4%, consistent with the 1.1% decrease in passenger revenue, and also due to a smaller proportion of sales being made through travel agents. In 2001, 59.9% of Air Group ticket sales were made through travel agents, versus 63.9% in 2000. In 2001, 16.3% of the ticket sales were made through Alaska’s Internet web site versus 10.4% in 2000.

•	Other selling expense consists of credit card commissions, computer reservation systems fees, Mileage Plan award costs, and advertising expenses. The decrease in 2001 compared to the same period in 2000 is primarily due to a $40.2 million charge in 2000 due to a change in estimate for the cost of travel awards earned by Mileage Plan members flying on travel partners and an increase in the number of awards that will ultimately be redeemed for travel. Higher costs are a result of increasing the estimated costs Alaska incurs to acquire awards on other airlines for its Mileage Plan members, as well as lower assumed forfeiture miles.

•	Depreciation and amortization increased 23.5%, primarily due to the addition of eight owned aircraft during the first and second quarters of 2001.

•	Landing fees and other rentals increased 33.7%, exceeding the 2.5% increase in landings, due to higher landing fee and rental rates at airports throughout the system. The higher rates reflect the airports’ increased cost of operations due to new security directives, expansion of their facilities, and increased costs for utilities. Due to the events of September 11, airports are experiencing fewer landings and lower receipts from concessionaires. Therefore, the Company anticipates that these revenue shortfalls will be passed through to airlines via increased landing fees and terminal rents. In the fourth quarter of 2001, the Company expensed $5.1 million for estimated shortfalls related to 2001.

•	Other expense increased 2.4%, primarily due to higher expenditures for insurance, flight crew hotels and utilities, partly offset by lower recruiting, passenger remuneration, and legal costs. Subsequent to the events of September 11, the Company experienced significant increases in hull, liability and war risk insurance rates, and was also subject to surcharges for war risk coverage.

Nonoperating Income (Expense)

Net nonoperating income was $55.2 million in 2001 compared to $5.9 million in 2000. The $49.3 million increase was primarily due to U.S. government compensation, partially offset by interest expense.

In 2001, Alaska recognized $71.6 million of U.S. government compensation, under the Air Transportation Safety and System Stabilization Act described above under Industry Conditions. During the third quarter of 2002, the DOT completed its review procedures and remitted final compensation to Alaska of $0.2 million. Interest expense, net of capitalized interest, increased $17.7 million due to new debt incurred during the year ended December 31, 2001.

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The cumulative effect of adoption of SFAS No. 133 was not material to the Company’s financial position or results of operations. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company has fuel hedge contracts that are carried on the balance sheet at fair value. Each period, the contracts are measured and adjusted to fair market value. The change in the value of the fuel hedge contracts that perfectly offsets the change in the value of the aircraft fuel purchase being hedged is recorded as comprehensive income/loss until the hedged contract is settled and is then recognized in earnings. To the extent the change in the value of the fuel hedge contracts does not perfectly offset the change in the value of the aircraft fuel purchase being hedged, that portion of the hedge is recognized in earnings. In 2001, $5.9 million of charges were recorded as part of other nonoperating income (expense) to recognize the hedge ineffectiveness on the fuel contracts.

Critical Accounting Policies

The Company has three critical accounting policies that require a more significant amount of management judgment than other accounting policies the Company employs. They are described below.

Mileage Plan

Air Group has a loyalty program that awards miles to passengers who fly on Alaska or Horizon and our travel partners. Additionally, the Company sells miles to third parties, such as our credit card partner, for cash. In either case, the outstanding miles may be redeemed for travel on Alaska, Horizon, or any of our alliance partners. The Company has an obligation to provide this future travel; therefore, for awards to passengers who fly on Alaska, Horizon or our travel partners, the Company recognizes a liability and the corresponding expense for this future obligation. For miles sold to third parties, the sales proceeds related to future travel are recorded as deferred revenue and recognized when the award transportation is provided.

At December 31, 2002, the Company had 72 billion miles outstanding, representing a liability of $303 million. The liability is computed based on several assumptions that require management judgment to estimate and formulate. There are uncertainties inherent in estimates; therefore, an incorrect assumption impacts the amount and/or timing of revenue recognition or Mileage Plan expenses. The most significant assumptions in accounting for the Mileage Plan are described below.

1.	The number of miles that will not be redeemed for travel and the miles used per award (i.e. free ticket):

Outstanding miles may not always be redeemed for travel. Members may not reach the threshold necessary for a free ticket and outstanding miles may not always be redeemed for travel. Therefore, based on the number of Mileage Plan accounts and the miles in the accounts, the Company estimates how many miles will never be used, and does not record a liability for those miles. We also estimate how many miles will be used per award. If actual miles used are more or less than estimated, we may need to adjust the liability and corresponding expense.

2.	The costs which will be incurred to carry the passenger:

When the frequent flyer travels on his or her award ticket, incremental costs such as food, fuel and insurance, are incurred by the Company to carry that passenger. The Company estimates what these costs will be and accrues a liability. If the passenger travels on another airline, the Company often must pay the other airline for carrying the passenger. The other airline costs are based on negotiated agreements and are often higher than the costs incurred by the Company to carry that passenger. The Company estimates how much it will pay to other airlines for future travel awards and accrues this expense. When the award is flown, if the costs actually incurred by the Company or paid to other airlines are higher or lower than the costs that were estimated and accrued, the liability may be under or overstated.

3.	Redemption on Alaska or Horizon versus other airlines:

The cost for Alaska or Horizon to carry an award passenger is typically lower than the cost the Company will pay to other airlines. The Company estimates the number of awards which will be redeemed on Alaska or Horizon versus other airlines and accrues the costs based on this estimate. If the number of awards redeemed on other airlines is higher or lower than estimated, the liability may be under or overstated.

The Company reviews all Mileage Plan estimates each quarter, and changes certain assumptions based on historical trends. In 2000, the Company recorded a charge of $40.2 million, primarily due to a change in estimate for the cost of travel awards earned by Mileage Plan members flying on travel partners and an increase in the number of awards that will ultimately be redeemed for travel.

Pension Plans

The Company accounts for the defined benefit pension plans using SFAS No. 87, “Employer’s Accounting for Pensions.” Under SFAS No. 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS No. 87 is generally independent of funding decisions or requirements. The Company recognized expense for its defined benefit pension plans of $13.5 million, $20.0 million and $40.0 million in 2000, 2001 and 2002, respectively.

The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. At December 31, 2002, the fair value of the Company’s pension plan assets totaled $418.1 million. Lower investment returns, benefit payments and declining discount rates have resulted in an under-funded plan of $87.2 million (net of tax of $52.5 million) as of December 31, 2002. The Company anticipates making a cash contribution of approximately $37.8 million during 2003.

Pension expense increases as the expected rate of return on pension plan assets decreases. At December 31, 2002, the Company estimates that the pension plan assets will generate a long-term rate of return of 8.0%. This rate is lower than the assumed rate of 10.0% used at both December 31, 2000 and 2001 and was developed by evaluating input from consultants and economists as well as long-term inflation assumptions. The Company regularly reviews the actual asset allocation and periodically rebalances investments as considered appropriate. This expected long-term rate of return on plan assets at December 31, 2002 is based on an allocation of U.S. equities and U.S. fixed income securities. Decreasing the expected long-term rate of return by 0.5% (from 8.0% to 7.5%) would increase the Company’s estimated 2003 pension expense by approximately $2.2 million.

Pension liability and future pension expense increase as the discount rate is reduced. The Company discounted future pension obligations using a rate of 7.50%, 7.25% and 6.75% at December 31, 2000, 2001 and 2002, respectively. The discount rate is determined based on the current rates earned on high quality long-term bonds. Decreasing the discount rate by 0.5% (from 6.75% to 6.25%) would increase the Company’s accumulated benefit obligation at December 31, 2002 by approximately $35.2 million and increase the estimated 2003 pension expense by approximately $6.4 million.

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plans will impact the Company’s future pension expense and liabilities. The Company cannot predict with certainty what these factors will be in the future.

Long-lived Assets

In accounting for long-lived assets, the Company must make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the long-lived assets condition, and operating cash flow losses associated with the use of the long-lived asset. Due to the events of September 11 and the impact on the airline industry, in 2001 the Company evaluated whether the book value of its aircraft was impaired in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The Company performed an impairment test, as required by SFAS No. 121, which was based on the estimated future undiscounted cash flows to be generated by the Company’s aircraft. Based on this test, the Company determined that no impairment write-down was necessary for the Company’s fleet.

In 2002, due to the sagging economy and its impact on the airline industry, the Company evaluated whether the book value of its aircraft was impaired in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” (This statement supercedes SFAS No. 121.) No impairment was necessary based on the results of the evaluation.

There is inherent risk in estimating the future cash flows used in the impairment test. If cash flows do not materialize as estimated, there is a risk the impairment charges recognized to date may be inaccurate, or further impairment charges may be necessary in the future.

Liquidity and Capital Resources

The table below presents the major indicators of financial condition and liquidity.

	December 31, 2001	December 31, 2002	Change

	(In millions, except debt-to-capital and per-share amounts)
Cash and marketable securities	$660.5	$635.7	$(24.8)
Working capital	225.8	240.0	14.2
Unused credit facility	0.0	0.0	(0.0)
Long-term debt and capital lease obligations*	852.2	856.7	4.5
Shareholder’s equity	719.0	569.7	(149.3)
Debt-to-capital*	54%:46%	60%:40%	NA
Debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent*	72%:28%	75%:25%	NA

* Excludes current portion of long-term debt and capital lease obligations.

The Company has various options available to meet its capital and operating commitments in 2003, including cash and marketable securities on hand at December 31, 2002 of $635.7 million and internally generated funds from operations. In addition, to supplement cash requirements, the Company periodically considers various borrowing or leasing options. The Company believes current cash resources will enable the Company to fund operations through 2003.

2002 Financial Changes

Net cash provided by operating activities was $119.6 million in 2002, compared to $282.9 million in 2001. The decrease in 2002 is partially due to $71.6 million of U. S. government cash compensation received in 2001. Additional cash in 2002 was provided by the issuance of $58.0 million of new debt. The Company used cash generated from operations and the issuance of $58.0 million of debt to purchase $146.2 million of capital equipment, including one new Boeing

737 aircraft, spare parts and airframe and engine overhauls. Cash was also used to repay $43.8 million of debt. Shareholder’s equity decreased $149.3 million due principally to the loss before accounting change of $57.0 million, the cumulative effect of an accounting change related to goodwill of $12.5 million (Note 12 to the financial statements), and a non-cash charge to equity of $87.2 million, net of tax, in connection with the defined benefit plans that the Company sponsors for eligible employees (Note 7 to the financial statements).

2001 Financial Changes

The Company’s cash and marketable securities portfolio increased by $201.5 million during 2001. Operating activities provided $282.9 million of cash in 2001. Additional cash was provided by the issuance of new debt ($388.8 million). Cash was used for $401.0 million of capital expenditures, including the purchase of eight new and one used Boeing 737 aircraft, spare parts and engine overhauls, and for $69.2 million of debt repayment.

2000 Financial Changes

The Company’s cash and marketable securities portfolio increased by $131.5 million during 2000. Operating activities provided $202.0 million of cash in 2000. Additional cash was provided by the issuance of new debt ($238.1 million) and insurance proceeds from an aircraft accident ($37 million). Cash was used for $279.4 million of capital expenditures, including the purchase of seven new Boeing 737 aircraft, flight equipment deposits and airframe and engine overhauls, and for $65.8 million of debt repayment.

Financing Activities - During 2002, Alaska issued $58 million of debt secured by flight equipment. This debt was issued with varying interest rates based on LIBOR and payment terms of 12 years.

Commitments - At December 31, 2002, Alaska had firm orders for 14 aircraft requiring aggregate payments of approximately $295 million. In addition, Alaska has options to acquire 26 more B737s. Alaska expects to finance its new aircraft with leases, long-term debt, or internally generated cash. As previously mentioned, as a result of the events of September 11, credit rating agencies downgraded the long-term credit ratings of most U.S. airlines and their related entities. The events of September 11 combined with the sagging economy and its affect on the airline industry have had a negative impact on the availability of credit to the Company. We anticipate that it will be more difficult to obtain credit in the future, and it will be at higher rates with more collateral requirements than in the past.

	Delivery Period - Firm Orders

Aircraft	2003	2004	Total

Boeing 737-700	6	—	6
Boeing 737-900	5	3	8

Total	11	3	14

Payments (Millions)	$192	$103	$295

Alaska is party to a purchase agreement with an aircraft manufacturer. Under the agreement, upon commitment to purchase the aircraft, Alaska must make deposits to the manufacturer for a portion of the purchase price of the aircraft, with the remainder of the purchase price due at delivery. Concurrent with this agreement, the manufacturer has an agreement with a trust wherein the trust makes deposits to the manufacturer of additional pre-delivery deposits for the aircraft. Under certain specified events, including default by the trust, Alaska may be required to pay the manufacturer the amounts paid by the trust in order to retain the right to purchase the aircraft. Alaska makes monthly payments to the trust related to the advances made by the trust to the manufacturer, and such payments are capitalized as part of the aircraft cost. The trust is reimbursed for its advances on or before the delivery of the applicable aircraft.

New Accounting Standards – In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement also requires that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after January 1, 2003. The adoption of this statement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement requires that only certain debt extinguishment transactions be classified as an extraordinary item. Additionally, under this statement, capital leases that are modified so that the resulting agreement is an operating lease, shall be accounted for under the sale-leaseback provisions of SFAS No. 98. SFAS No. 145 also includes minor modifications to existing U.S. Generally Accepted Accounting Principles literature. SFAS No. 145 is generally effective for financial statements issued for fiscal years beginning after May 15, 2002. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The statement is effective for the Company on January 1, 2003 and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. Additionally, Interpretation No. 45 clarifies the requirements for recognizing a liability at the inception of the guarantee equal to the fair value of the obligation undertaken in issuing the guarantee and incorporates the guidance in FASB Interpretation No. 34, “Disclosure of Indirect

Guarantees of Indebtedness of Others.” Disclosures under Interpretation No. 45 are effective for financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, but do not represent significant commitments or contingent liabilities of the indebtedness of others.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities, as defined. Interpretation No. 46 is effective for the Company on January 1, 2003 and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Effect of Inflation - Inflation and specific price changes do not have a significant effect on the Company’s operating revenues, operating expenses and operating income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not purchase or hold any derivative financial instruments for trading purposes. The Company has significant commodity price risk exposure to jet fuel price increases. Currently, a one-cent change in the fuel price per gallon affects annual fuel costs by approximately $3.2 million. To help manage this exposure, the Company began purchasing hedge instruments, primarily crude oil swap agreements during 2000. Ineffectiveness of contracts resulted in nonoperating expense of $5.9 million for 2001 and nonoperating income of $5.1 million for 2002. At December 31, 2002, the Company had swap agreements for crude oil contracts in place to hedge approximately 35% of its 2003 expected jet fuel requirements. In 2002, these contracts had unrealized gains, net of tax of $8.0 million. A hypothetical 10% increase in jet fuel prices would increase 2003 fuel expense by approximately $22.2 million. A hypothetical 10% decrease in jet fuel prices would decrease 2003 fuel expense by approximately $22.3 million. This analysis includes the effect of the fuel hedging contracts in place at December 31, 2002. A hypothetical 10% change in the average interest rates incurred on variable rate debt during 2002 would correspondingly change the Company’s net earnings and cash flows associated with these items by approximately $2.8 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15.

Selected Unaudited Quarterly Financial Information (in millions):

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter

	2001	2002	2001	2002	2001	2002	2001	2002

Operating revenues	$418.6	$412.2	$474.7	$478.7	$484.2	$512.4	$385.5	$429.8
Operating income (loss)	(37.8)	(39.0)	10.2	(0.2)	17.0	18.7	(61.0)	(54.0)
Income (loss) before accounting change	(24.7)	(26.8)	4.6	(0.8)	22.3	8.9	(14.0)	(38.3)
Net income (loss)	(24.7)	(39.3)	4.6	(0.8)	22.3	8.9	(14.0)	(38.3)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 14. CONTROLS AND PROCEDURES

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements:

Page(s)

Selected Quarterly Financial Information (Unaudited)	34
Balance Sheets as of December 31, 2001 and 2002	39-40
Statements of Operations for the years ended December 31, 2000, 2001 and 2002	41
Statements of Shareholder’s Equity for the years ended December 31, 2000, 2001 and 2002	42
Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002	43
Notes to Financial Statements	44-55
Independent Auditors’ Report	57
Financial Statement Schedule II, Valuation and Qualifying Accounts, for the years ended December 31, 2000, 2001 and 2002	58

See Exhibit Index on page 59.

(b)  No reports on Form 8-K were filed during the fourth quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIRLINES, INC.

By:	/s/ William S. Ayer	Date: March 28, 2003

William S. Ayer, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 28, 2003 on behalf of the registrant and in the capacities indicated.

/s/ John F. Kelly John F. Kelly	Chairman and Director

/s/ Bradley D. Tilden Bradley D. Tilden	Executive Vice President/Finance and Chief Financial Officer (Principal Financial Officer)

/s/ Terri K. Maupin Terri K. Maupin	Staff Vice President/Finance and Controller (Principal Accounting Officer)

/s/ William S. Ayer William S. Ayer	Chief Executive Officer, President and Director

/s/ Phyllis J. Campbell Phyllis J. Campbell	Director

/s/ Ronald F. Cosgrave Ronald F. Cosgrave	Director

/s/ Mary Jane Fate Mary Jane Fate	Director

/s/ Mark R. Hamilton Mark R. Hamilton	Director

/s/ Bruce R. Kennedy Bruce R. Kennedy	Director

/s/ Jessie J. Knight, Jr. Jessie J. Knight, Jr	Director

/s/ R. Marc Langland R. Marc Langland	Director

/s/ Byron I. Mallott Byron I. Mallott	Director

/s/ John V. Rindlaub John V. Rindlaub	Director

/s/ J. Kenneth Thompson J. Kenneth Thompson	Director

/s/ Richard A. Wien Richard A. Wien	Director

CERTIFICATIONS

I, William S. Ayer, certify that:

1.	I have reviewed this Annual report on Form 10-K of Alaska Airlines, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003	By	/s/ William S. Ayer

William S. Ayer Chief Executive Officer

I, Bradley D. Tilden, certify that:

1.	I have reviewed this annual report on Form 10-K of Alaska Airlines, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003	By	/s/ Bradley D. Tilden

Bradley D. Tilden Chief Financial Officer

BALANCE SHEETS
Alaska Airlines, Inc.

ASSETS

As of December 31 (In Millions)	2001	2002

Current Assets
Cash and cash equivalents	$490.7	$268.9
Marketable securities	169.8	366.8
Receivables from related companies	71.2	126.7
Receivables — less allowance for doubtful accounts (2001 - $1.8; 2002 - $1.9)	67.3	81.8
Inventories and supplies — net	36.6	38.3
Prepaid expenses and other assets	85.2	107.7

Total Current Assets	920.8	990.2

Property and Equipment
Flight equipment	1,888.7	1,945.5
Other property and equipment	333.7	359.3
Deposits for future flight equipment	71.8	64.7

	2,294.2	2,369.5
Less accumulated depreciation & amortization	606.2	709.4

Total Property and Equipment — Net	1,688.0	1,660.1

Intangible Assets	12.5	50.9

Other Assets	134.7	49.9

Total Assets	$2,756.0	$2,751.1

See accompanying notes to financial statements.

BALANCE SHEETS Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER’S EQUITY

As of December 31 (In Millions)	2001	2002

Current Liabilities
Accounts payable	$98.8	$118.5
Payables to related companies	4.4	1.7
Accrued aircraft rent	71.9	67.5
Accrued wages, vacation and payroll taxes	68.0	76.3
Other accrued liabilities	192.3	226.5
Air traffic liability	216.4	211.1
Current portion of long-term debt and capital lease obligations	43.2	48.6

Total Current Liabilities	695.0	750.2

Long-Term Debt & Capital Lease Obligations	852.2	856.7

Other Liabilities and Credits
Deferred income taxes	182.3	153.7
Deferred revenue	193.5	224.5
Other liabilities	114.0	196.3

	489.8	574.5

Commitments and Contingencies
Shareholder’s Equity
Common stock, $1 par value Authorized: 1,000 shares
Issued: 2001 and 2002 - 500 shares	—	-
Capital in excess of par value	324.8	324.8
Accumulated other comprehensive loss	(2.2)	(82.0)
Retained earnings	396.4	326.9

	719.0	569.7

Total Liabilities and Shareholder’s Equity	$2,756.0	$2,751.1

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
Alaska Airlines, Inc.

Year Ended December 31
(In Millions)	2000	2001	2002

Operating Revenues
Passenger	$1,625.4	$1,607.6	$1,667.8
Freight and mail	76.4	78.2	72.1
Other — net	64.4	77.2	93.2

Total Operating Revenues	1,766.2	1,763.0	1,833.1

Operating Expenses
Wages and benefits	577.0	642.9	705.5
Contracted services	68.3	76.0	80.7
Aircraft fuel	313.1	269.8	257.3
Aircraft maintenance	130.9	129.7	145.2
Aircraft rent	144.3	137.6	128.2
Food and beverage service	51.0	55.5	63.5
Commissions	65.0	64.1	48.2
Other selling expenses	138.7	102.7	101.9
Depreciation and amortization	85.9	106.1	114.2
Loss on sale of assets	1.3	5.0	1.7
Landing fees and other rentals	74.4	99.5	110.5
Other	142.3	145.7	150.7

Total Operating Expenses	1,792.2	1,834.6	1,907.6

Operating Loss	(26.0)	(71.6)	(74.5)

Nonoperating Income (Expense)
Interest income	27.6	26.0	23.2
Interest expense	(36.0)	(47.4)	(46.3)
Interest capitalized	13.8	7.5	2.1
U.S. government compensation	—	71.6	0.3
Other — net	0.5	(2.5)	7.9

	5.9	55.2	(12.8)

Loss before income tax and accounting change	(20.1)	(16.4)	(87.3)
Income tax benefit	(5.3)	(4.6)	(30.3)

Loss before accounting change	(14.8)	(11.8)	(57.0)
Cumulative effect of accounting change,
net of income taxes of $29.5 in 2000 and $0 in 2002	(46.8)	—	(12.5)

Net Loss	$(61.6)	$(11.8)	$(69.5)

See accompanying notes to financial statements.

STATEMENTS OF SHAREHOLDER’S EQUITY
Alaska Airlines, Inc.

			Accumulated
		Capital in	Other
	Common	Excess of	Comprehensive	Retained
(In Millions)	Stock	Par Value	Income (Loss)	Earnings	Total

Balances at December 31, 1999	$—	$225.8	$(1.7)	$469.8	$693.9

2000 net loss				(61.6)	(61.6)
Other comprehensive income (loss):
Officers supplemental retirement plan
net of $0.3 tax expense			(0.4)		(0.4)
Related to marketable securities:
Change in fair value			3.1
Reclassification to earnings			(0.3)
Income tax effect			(1.1)

			1.7		1.7

Total comprehensive loss					(60.3)
Capital contribution from Alaska Air Group		99.0			99.0

Balances at December 31, 2000	—	324.8	(0.4)	408.2	732.6

2001 net loss				(11.8)	(11.8)
Other comprehensive income (loss):
Officers supplemental retirement plan net of $0.4 tax benefit			(0.7)		(0.7)
Related to marketable securities:
Change in fair value			3.4
Reclassification to earnings			(3.5)
Income tax effect			—

			(0.1)		(0.1)
Related to fuel hedges:
Change in fair value			(1.7)
Income tax effect			0.7

			(1.0)		(1.0)
Total comprehensive loss					(13.6)

Balances at December 31, 2001	—	324.8	(2.2)	396.4	719.0

2002 net loss				(69.5)	(69.5)
Other comprehensive income (loss):
Officers supplemental retirement plan
net of $0.4 tax benefit			(0.7)		(0.7)
Related to marketable securities:
Change in fair value			(0.4)
Reclassification to earnings			0.6
Income tax effect			(0.1)

			0.1		0.1
Related to fuel hedges:
Change in fair value			22.5
Reclassification to earnings			(9.7)
Income tax effect			(4.8)

			8.0		8.0
Minimum pension liability adjustment
net of $52.5 tax benefit			(87.2)		(87.2)

Total comprehensive loss					(149.3)

Balances at December 31, 2002	$—	$324.8	$(82.0)	$326.9	$569.7

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
Alaska Airlines, Inc.

Year Ended December 31 (In Millions)	2000	2001	2002

Cash flows from operating activities:
Net loss	$(61.6)	$(11.8)	$(69.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change	46.8	—	12.5
Depreciation and amortization	85.9	106.1	114.2
Amortization of airframe and engine overhauls	51.6	56.7	59.8
Change in derivatives	—	4.9	(4.7)
Loss on sale of assets	1.3	5.0	1.7
Increase in deferred income tax liabilities	38.6	31.4	19.5
Increase (decrease) in accounts receivable — net	(3.9)	14.3	(70.0)
Increase in other current assets	(87.8)	(6.4)	(15.9)
Increase in air traffic liability	18.8	7.7	(5.3)
Increase (decrease) in other current liabilities	(39.3)	44.0	20.9
Increase in deferred revenue and other-net	151.6	31.0	56.4

Net cash provided by operating activities	202.0	282.9	119.6

Cash flows from investing activities:
Proceeds from disposition of assets	34.8	1.2	1.3
Purchases of marketable securities	(459.7)	(258.5)	(630.8)
Sales and maturities of marketable securities	300.0	446.4	433.9
Flight equipment deposits returned	100.0	9.0	22.4
Additions to flight equipment deposits	(121.7)	(37.9)	(22.1)
Additions to property and equipment	(257.7)	(372.1)	(146.5)
Restricted deposits	(1.1)	(1.1)	(13.8)

Net cash used in investing activities	(405.4)	(213.0)	(355.6)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	238.1	388.8	58.0
Long-term debt and capital lease payments	(65.8)	(69.2)	(43.8)

Net cash provided by financing activities	172.3	319.6	14.2

Net change in cash and cash equivalents	(31.1)	389.5	(221.8)
Cash and cash equivalents at beginning of year	132.3	101.2	490.7

Cash and cash equivalents at end of year	$101.2	$490.7	$268.9

Supplemental disclosure of cash paid (refunded) during the year for:
Interest (net of amount capitalized)	$28.5	$49.9	$45.2
Income taxes	3.6	(18.4)	(22.8)

Noncash investing and financing activities:
2000	-	A $99.0 million capital contribution from Alaska Air Group was used to reduce a non-interest bearing payable to Alaska Air Group.
A flight simulator was transferred to Alaska Air Group Leasing in exchange for a $2.4 million note receivable and a $0.6 million reduction in its payable to Alaska Air Group.

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
Alaska Airlines, Inc.
December 31, 2002

Note 1. Summary of Significant Accounting Policies

Organization and Basis of Presentation

Alaska Airlines, Inc. (Alaska or the Company), an Alaska corporation, is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group), a Delaware corporation. Air Group is also the parent company of Alaska Air Group Leasing (AAGL) and Horizon Air Industries, Inc. (Horizon).

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and their preparation requires the use of management’s estimates. Actual results could differ from these estimates. Certain reclassifications have been made in prior years’ financial statements to conform to the 2002 presentation.

Nature of Operations

Alaska is a major airline serving primarily Alaska; Vancouver, Canada; the U.S. West Coast; and Mexico. It operates an all jet fleet and its average passenger trip is 932 miles. Substantially all of Alaska’s sales occur in the United States.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. They are carried at cost, which approximates market. The Company reduces its cash balance when checks are disbursed. Due to the time delay in checks clearing the banks, the Company normally maintains a negative cash balance, which is reported as a current liability. The amount of the negative cash balance was $17.4 million and $24.8 million at December 31, 2001 and 2002, respectively.

Inventories and Supplies — net

Expendable and repairable aircraft parts, as well as other materials and supplies, are stated at average cost. An allowance for obsolescence of flight equipment expendable and repairable parts is accrued based on estimated disposal dates and salvage values. Surplus inventories are carried at their net realizable value. At December 31, 2001 and 2002, the allowance for all inventories was $24.3 million and $27.4 million, respectively.

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

Routine maintenance and repairs are expensed when incurred. The costs of major airframe and engine overhauls are capitalized and amortized to maintenance expense over the shorter of the life of the overhaul or the remaining lease term. Major modifications that extend the life or improve the usefulness of aircraft are capitalized and depreciated over their estimated period of use. Assets and related obligations for items financed under capital leases are initially recorded at an amount equal to the present value of the future minimum lease payments. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. If the asset is not considered recoverable, an amount equal to the excess of the carrying amount over the fair value will be charged against the asset with a corresponding expense to the statement of operations.

Internally Developed Software

The Company capitalizes certain internal development software costs. Amortization commences when the software is ready for its intended use and the amortization period is the estimated useful life of the software. Capitalized costs primarily include contract labor and the internal salaries and wages of individuals dedicated to the development of internal use software. The Company capitalized software development costs of $6.1 million, $9.2 million, and $6.9 million during the years ended December 31, 2000, 2001 and 2002, respectively.

Deferred Revenue

Deferred revenue results primarily from the sale of mileage credits, the sale and leaseback of aircraft, and the receipt of manufacturer or vendor credits. This revenue is recognized when award transportation is provided or over the term of the applicable agreements.

Leased Aircraft Return Costs

Cash payments associated with returning leased aircraft are accrued when probable and estimable. As leased aircraft are returned, any payments are charged against the established reserve. The reserve is part of other current and long-term liabilities, and at December 31, 2001 and 2002 was $11.6 million and $14.2 million, respectively.

Revenue Recognition

Passenger revenue is recognized when the passenger travels. Tickets sold but not yet used are reported as air traffic liability. Freight and mail revenues are recognized when service is provided. Other-net revenues are primarily related to the Company’s frequent flyer program and they are recognized as described in the “Frequent Flyer Awards” paragraph below.

Frequent Flyer Awards

Alaska operates a frequent flyer program (Mileage Plan) that provides travel awards to members based on accumulated mileage. For miles earned by flying on Alaska and travel partners, the estimated incremental cost of providing free travel awards is recognized as a selling expense and accrued as a liability as miles are accumulated. Alaska also sells mileage credits to non-airline partners, such as hotels, car rental agencies, and a credit card company. The Company defers a majority of the sales proceeds and recognizes them as revenue when the award transportation is provided. The deferred proceeds are recognized as passenger revenue for awards issued on Alaska, and as other-net revenue for awards issued on other airlines.

Alaska’s Mileage Plan liabilities are included under the following balance sheet captions at December 31 (in millions):

	2001	2002

Current Liabilities:
Other accrued liabilities	$65.7	$87.0
Other Liabilities and Credits:
Deferred revenue	150.7	183.9
Other liabilities	31.9	32.1

Total	$248.3	$303.0

Contracted Services

Contracted services includes expenses for ground handling, security, navigation fees, temporary employees, data processing fees, and other similar services.

Other Selling Expenses

Other selling expenses includes credit card commissions, computerized reservations systems (CRS) charges, Mileage Plan free travel awards, advertising, and promotional costs. Advertising production costs are expensed the first time the advertising takes place. Advertising expense was $17.5 million, $15.2 million, and $14.3 million, respectively, in 2000, 2001, and 2002.

Capitalized Interest

Interest is capitalized on flight equipment purchase deposits and ground facility progress payments as a cost of the related asset. The interest cost is based on the Company’s weighted average borrowing rate and is depreciated over the estimated useful life of the asset. The Company ceases capitalization of interest on aircraft when delivery dates are deferred. Capitalization continues when the deferral period is over.

Income Taxes

The Company uses the asset and liability approach for accounting for and reporting income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Derivative Financial Instruments

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company’s operating results can be significantly impacted by changes in the price of aircraft fuel. To manage the risks associated with changes in aircraft fuel prices, the Company uses swap agreements and call options for crude oil and other commodities. These contracts, referred to as “fuel hedge contracts,” have a high correlation to changes in aircraft fuel prices, and therefore qualify as cash flow hedges under SFAS No. 133. Each period, the contracts are adjusted to fair market value. The change in the value of the fuel hedge contracts that perfectly offsets the change in the value of the aircraft fuel being hedged is recorded as other comprehensive income or loss until the hedged contract is settled and is then recognized in earnings as part of fuel expense. To the extent the change in the value of the fuel hedge contracts does not perfectly offset the change in the value of the aircraft fuel purchase being hedged, the change is recognized in earnings as part nonoperating income (expense). At December 31, 2002, Air Group had fuel hedge contracts for 140 million gallons of jet fuel usage in 2003, which represents approximately 35% of projected usage. Of these contracts, approximately 85% of projected fuel usage relates to the Company.

For the years ended December 31, 2001 and 2002, the Company recognized $5.9 million in nonoperating expense and $5.1 million in nonoperating income, respectively, related to the ineffectiveness of the fuel hedge contracts. In 2001 and 2002, the Company recorded unrealized losses of $1.0 million and unrealized gains of $8.0 million, respectively, net of income taxes, which are reflected in other comprehensive income (loss). During 2000 and 2002, the Company recognized gains of $3.8 million and $9.7 million, respectively, from the cash settlement of hedging activities. In 2001, hedging gains resulting from cash settlements of hedging activities were de minimus. These amounts are reflected in aircraft fuel in the statements of operations.

The Company enters into foreign exchange forward contracts, generally with maturities of less than one month, to manage the risk associated with net foreign currency transactions. Resulting gains and losses are recognized currently in other operating expense. The Company periodically enters into interest rate swap agreements to hedge interest rate risk. At December 31, 2002, there were no foreign currency contracts or interest rate swap agreements outstanding.

New Accounting Standards

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. Additionally, Interpretation No. 45 clarifies the requirements for recognizing a liability at the inception of the guarantee equal to the fair value of the obligation undertaken in issuing the guarantee and incorporates the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” Disclosures under Interpretation No. 45 are effective for financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would result in only immaterial increases in future costs, but do not represent significant commitments or contingent liabilities of the indebtedness of others.

Note 2. Marketable Securities

At December 31, 2001 and 2002, all of the Company’s marketable securities are classified as available-for-sale. The securities are carried at fair value, with the unrealized gains and losses reported in shareholder’s equity under the caption “Accumulated Other Comprehensive Income (Loss).” Realized gains and losses are included in other nonoperating income (expense) in the statements of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income in the statements of operations.

Marketable securities consisted of the following at December 31 (in millions):

	2001	2002

Cost:
U.S. government securities	$59.2	$156.1
Asset backed obligations	72.5	118.1
Other corporate obligations	36.2	91.0

	$167.9	$365.2

Fair value:
U.S. government securities	$59.3	$158.2
Asset backed obligations	72.9	118.1
Other corporate obligations	37.6	90.5

	$169.8	$366.8

Of the marketable securities on hand at December 31, 2002, 29% are expected to mature in 2003, 40% in 2004, and 31% thereafter.

	2000	2001	2002

Proceeds from sales and maturities	$300.0	$446.4	$433.9
Gross realized gains	0.3	4.0	1.3
Gross realized losses	0.6	0.4	1.7

Realized gains and losses are reported as a component of other nonoperating income (expense).

Note 3. Other Assets

Other assets consisted of the following at December 31 (in millions):

	2001	2002

Prepaid pension cost	$98.4	$—
Restricted deposits	26.7	40.6
Deferred costs and other	9.6	9.3

	$134.7	$49.9

At December 31, 2001, the Company owned approximately 81,000 depository certificates convertible, subject to certain restrictions, into the common stock of Equant N.V., a telecommunication network company. During 2001, France Telecom purchased Equant N.V. At December 31, 2001, carrying value in the certificates was de minimis; they had an estimated fair value of $1.4 million. In April 2002, the Company sold the certificates for net sales proceeds of approximately $0.9 million.

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

Alaska’s Mileage Plan participants may redeem miles on Horizon flights. Additionally, participants who fly on Horizon may earn miles in Alaska’s Mileage Plan. Alaska does not pay nor receive any amounts from Horizon for its participation in the plan.

The Company periodically loans Horizon funds at varying interest rates. All amounts are payable on demand. Interest income recognized related to the Horizon loans totaled $3.1 million, $3.1 million, and $2.1 million during 2000, 2001, and 2002, respectively. At December 31, 2002, receivables from related companies include $67.5 million from Horizon, $10.2 million from AAGL and $49.0 million from Air Group.

Alaska has an agreement with Horizon, the Incentive Payment Program (IPP), to provide revenue sharing on certain markets. Under the IPP, Alaska makes a monthly payment to Horizon for markets which provide connecting traffic to Alaska but create losses for Horizon (the incentive markets). The payment is based on full-allocated cost for Horizon to provide the transportation service, plus a 5% mark-up. Incentive markets are analyzed quarterly and the monthly reimbursement amount is adjusted to reflect the prior quarter’s actual performance. Alaska made incentive payments to Horizon of $15.6 million, $19.0 million, and $24.0 million in 2000, 2001, and 2002, respectively, which are reflected as commission expense in the statements of operations.

Alaska also provides certain services to Horizon for which Alaska receives payment from Horizon based on the cost of the services, including personnel expenses related to development and maintenance of alaskaair.com, the maintenance of telecommunications lines and related software, personnel and systems expenses to process Horizon’s revenue transactions, and printing and graphics services. Alaska also pays certain leasing and other facilities costs on Horizon’s behalf which are reimbursed monthly by Horizon. Total amounts received by Alaska from Horizon were $3.8 million, $3.9 million, and $4.4 million in 2000, 2001, and 2002, respectively.

In the normal course of business, Alaska and Horizon provide certain ground handling services to the other company. Charges for ground services provided by Alaska to Horizon totaled $0.6 million, $0.7 million, and $1.7 million during 2000, 2001, and 2002, respectively. Charges for ground services provided by Horizon to Alaska totaled $2.1 million, $2.4 million, and $2.6 million during 2000, 2001, and 2002, respectively.

Note 5. Long-Term Debt and Capital Lease Obligations

At December 31, long-term debt and capital lease obligations were as follows (in millions):

	2001	2002

Fixed rate notes payable due through 2015*	$420.7	$439.9
Variable rate notes payable due through 2018*	455.5	453.6

Long-term debt	876.2	893.5
Capital lease obligations	14.9	11.8
Other	4.3	—
Less current portion	(43.2)	(48.6)

	$852.2	$856.7

*	The weighted average fixed interest rate was 7.4% during 2001 and 2002. The weighted average variable interest rate was 4.6% and 2.5% during 2001 and 2002, respectively.

At December 31, 2002, borrowings of $893.5 million were secured by flight equipment and real property. During 2002, Alaska issued $58.0 million of debt secured by flight equipment, having interest rates that vary with LIBOR and payment terms of 12 years. In September 2001, the Company borrowed $150 million under its credit facility at an interest rate that varies with LIBOR, payable on or before December 31, 2004.

At December 31, 2002, long-term debt principal payments for the next five years were (in millions):

2003	$45.3
2004	$205.5
2005	$38.8
2006	$41.6
2007	$44.5

Certain of the Company’s loan agreements contain provisions that require maintenance of specific levels of net worth, leverage and fixed charge coverage, and limit investments, lease obligations, sales of assets, and additional indebtedness. At December 31, 2002, the Company was in compliance with all loan provisions.

Note 6. Commitments

Lease Commitments

At December 31, 2002, the Company has lease contracts for 50 aircraft that have remaining noncancelable lease terms of one to 15 years. The majority of airport and terminal facilities are also leased, with terms ranging from one to 87 years. Total rent expense was $188.1 million, $192.5 million, and $197.8 million in 2000, 2001, and 2002, respectively.

Future minimum lease payments with noncancelable terms in excess of one year as of December 31, 2002 are shown below (in millions):

	Operating Leases
			Capital
	Aircraft	Facilities	Leases

2003	$126.9	$34.1	$4.1
2004	110.8	25.0	8.4
2005	106.0	17.5	0.2
2006	103.4	10.9	0.2
2007	88.5	8.1	0.1
Thereafter	575.4	79.5	—
Total lease payments	$1,111.0	$175.1	13.0

Less amount representing interest			(1.2)

Present value of capital lease payments			$11.8

Aircraft Commitments

The Company has firm orders for 14 Boeing 737 series aircraft to be delivered between 2003 and 2004. The firm orders require payments of $295.4 million between 2003 and 2004. As of December 31, 2002, deposits of $57.5 million related to the firm orders had been made. In addition to the ordered aircraft, the Company holds purchase options on 26 Boeing 737s.

The Company is party to a purchase agreement with an aircraft manufacturer. Under the agreement, upon commitment to purchase the aircraft, the Company must make deposits to the manufacturer of a portion of the purchase price of the aircraft, with the remainder of the purchase price due at delivery. Concurrent with this agreement, the manufacturer has an agreement with a trust wherein the trust makes deposits to the manufacturer of additional pre-delivery deposits for the aircraft. Under certain specified events, including default by the trust, the Company may be required to pay the manufacturer the amounts paid by the trust in order to retain the right to purchase the aircraft. The Company makes monthly payments to the trust related to the advances made by the trust to the manufacturer; such payments are capitalized as part of the aircraft cost. The trust is reimbursed for its advances on or before the delivery of the applicable aircraft.

Note 7. Employee Benefit Plans

Pension Plans

Four defined benefit and four defined contribution retirement plans cover various employee groups of the Company. The defined benefit plans provide benefits based on an employee’s term of service and average compensation for a specified period of time before retirement. Pension plans are funded as required by the Employee Retirement Income Security Act of 1974 (ERISA). The defined benefit plan assets consist primarily of marketable equity and fixed income securities.

The following table sets forth the status of the plans at December 31 (in millions):

	2001	2002

Projected benefit obligation
Beginning of year	$430.2	$507.2
Service cost	29.0	37.2
Interest cost	32.3	38.6
Amendments	5.2	3.8
Change in assumptions	16.4	41.3
Actuarial loss	6.2	25.7
Benefits paid	(12.1)	(13.1)

End of year	$507.2	$640.7

Plan assets at fair value
Beginning of year	$438.7	$454.5
Actual return on plan assets	(17.1)	(42.6)
Employer contributions	45.0	19.3
Benefits paid	(12.1)	(13.1)

End of year	$454.5	$418.1

Funded status	$(52.7)	$(222.6)
Unrecognized loss	99.6	250.1
Unrecognized transition asset	(0.1)	--
Unrecognized prior service cost	51.6	50.2

Net amounts recognized	$98.4	$77.7

Amounts recognized in the balance sheet:
Prepaid benefit cost	$98.4	$—
Intangible asset	—	50.2
Accrued benefit liability-current	—	(38.0)
Accrued benefit liability-long term	—	(74.2)
Accumulated other comprehensive income	—	139.7

Net amount recognized	$98.4	$77.7

Weighted average assumptions as of December 31
Discount rate	7.25%	6.75%
Expected return on plan assets	10.0%	8.0%
Rate of compensation increase	5.4%	5.4%

Net pension expense for the defined benefit plans included the following components (in millions):

	2000	2001	2002

Service cost	$24.0	$29.0	$37.2
Interest cost	28.5	32.3	38.6
Expected return on assets	(43.4)	(46.0)	(46.4)
Amortization of prior service cost	4.5	4.6	5.2
Recognized actuarial loss (gain)	(0.1)	0.1	5.4
Amortization of transition asset	—	—	—

Net pension expense	$13.5	$20.0	$40.0

In the fourth quarter of 2002, the Company recorded an $87.2 million (net of taxes of $52.5 million) non-cash charge to equity in connection with the defined benefit plans that the Company sponsors for eligible employees. This charge is a result of an unfunded accrued benefit obligation resulting from lower than expected returns on plan assets and a reduction in discount rate.

The Company also maintains an unfunded, noncontributory defined benefit plan for certain elected officers. The following table sets forth the status of the plan at December 31 (in millions):

	2001	2002

Projected benefit obligation
Beginning of year	$24.8	$28.3
Service cost	0.8	0.6
Interest cost	1.8	2.0
Amendments	—	0.5
Actuarial gain	1.0	1.0
Benefits paid	(1.4)	(1.5)

End of year	$27.0	$30.9

Plan assets at fair value
Beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contributions	1.4	1.5
Benefits paid	(1.4)	(1.5)

End of year	$0.0	$0.0

Funded status	$(27.0)	$(30.9)
Unrecognized loss	3.3	5.8
Unrecognized prior service cost	0.4	0.7

Net amount recognized	$(23.3)	($24.4)

	2001	2002

Amounts recognized in the balance sheet:
Intangible assets	$0.3	$0.7
Accrued benefit liability-current	(1.5)	(1.5)
Accrued benefit liability-long term	(25.5)	(28.2)
Accumulated other comprehensive income	3.4	4.6

Net amount recognized	$(23.3)	$(24.4)

Net pension expense for the noncontributory defined benefit plan included the following components (in millions):

	2000	2001	2002

Service cost	$0.7	$0.8	$0.6
Interest cost	1.7	1.8	2.0
Expected return on assets	—	—	—
Amortization of prior service cost	0.1	—	0.1
Amortization of transition asset	0.1	—	—

Net pension expense	$2.6	$2.6	$2.7

The defined contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. All of these plans require Company contributions. Total expense for the defined contribution plans was $10.2 million, $12.4 million, and $13.8 million, respectively, in 2000, 2001, and 2002.

Profit Sharing Plans

The Company has an employee profit sharing plan. There was no expense during 2000, 2001, and 2002.

Other Postretirement Benefits

The Company allows retirees to continue their medical, dental, and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees, because the premiums received by the Company are less than the actual cost of the retirees’ claims. The accumulated postretirement benefit obligation (APBO) for this subsidy is unfunded, and at December 31, 2001 and 2002 was $32.6 million and $52.7 million, respectively. The accrued liability related to the subsidy is included with other liabilities on the balance sheet, and totaled $29.4 million and $31.3 million at December 31, 2001 and 2002, respectively. Annual expense related to this subsidy was approximately $4.6 million in 2000 and in 2001, and $4.4 million in 2002.

Net periodic benefit cost for the postretirement medical plans included the following components (in millions):

	2000	2001	2002

Service cost	$1.3	$1.5	$2.3
Interest cost	1.9	2.1	3.2
Expected return on assets	—	—	—
Amortization of prior service cost	0.2	0.1	(0.2)
Recognized actuarial loss (gain)	1.2	0.9	(0.9)

Net periodic benefit cost	$4.6	$4.6	$4.4

Effect of 1% higher or lower trend rates for the postretirement medical plans on the following components (in millions):

	2000	2001	2002

Change in service and interest cost	$0.5	$0.6	$1.0
1% higher trend rate	$0.5	$0.6	$1.0
1% lower trend rate	(0.5)	(0.5)	(0.6)
Change in year-end postretirement benefit obligation	$4.2	$5.0	$7.0
1% higher trend rate	$4.2	$5.0	$7.0
1% lower trend rate	(3.6)	(4.2)	(6.0)

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

Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts for tax purposes. Deferred tax (assets) and liabilities comprise the following at December 31 (in millions):

	2001	2002

Excess of tax over book depreciation	$279.8	$342.2
Fuel hedges	—	4.2
Other — net	1.7	9.7

Gross deferred tax liabilities	281.5	356.1

Frequent flyer program	(88.0)	(112.4)
Alternative minimum tax	(21.7)	(56.1)
Leased aircraft return provisions	(4.7)	(5.9)
Inventory obsolescence	(9.2)	(6.7)
Deferred revenue	(9.9)	(12.4)
Fuel hedges	(3.0)	—
Employee benefits	(1.8)	(53.1)
Other — net	(7.6)	(16.0)

Gross deferred tax assets	(145.9)	(262.6)

Net deferred tax liabilities	$135.6	$93.5

Current deferred tax asset	$(46.7)	$(60.2)
Noncurrent deferred tax liability	182.3	153.7

Net deferred tax liability	$135.6	$93.5

The components of income tax expense (benefit) were as follows (in millions):

	2000	2001	2002

Current tax expense (benefit):
Federal	$1.4	$(22.1)	$(34.0)
State	0.3	(1.2)	(2.0)

Total current	1.7	(23.3)	(36.0)

Deferred tax expense (benefit):
Federal	(4.8)	19.1	5.1
State	(2.2)	(0.4)	0.6

Total deferred	(7.0)	18.7	5.7

Total before acctg. change	(5.3)	(4.6)	(30.3)

Deferred tax benefit, cumulative effect of acctg. change	(29.5)	—	--

Total tax benefit	$(34.8)	$(4.6)	$(30.3)

Income tax benefit reconciles to the amount computed by applying the U.S. federal rate of 35% to income before taxes and accounting change as follows (in millions):

	2000	2001	2002

Loss before income tax and accounting change	$(20.1)	$(16.4)	$(87.3)

Expected tax benefit	$(7.0)	$(5.7)	$(30.6)
Nondeductible expenses	2.2	2.2	1.8
State income tax	(0.5)	(1.1)	(1.9)
Other — net	—	—	0.4

Actual tax benefit	$(5.3)	$(4.6)	$(30.3)

Statutory tax rate	26.4%	28.0%	34.7%

As of December 31, 2001 and 2002, the following intercompany tax accounts were recorded on the balance sheets:

	2001	2002

Receivable from affiliated companies	$11.4	$17.7
Payable to Air Group	$11.4	$17.7

Note 9. Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows (in millions):

	December 31, 2001

	Carrying	Fair
	Amount	Value

Assets:
Cash and cash equivalents	$490.7	$490.7
Marketable securities	169.8	169.8
Restricted deposits and depository certificates	26.7	28.1
Fuel hedge contracts	1.0	1.0
Liabilities:
Long-term debt	876.2	889.3

	December 31, 2002

	Carrying	Fair
	Amount	Value

Assets:
Cash and cash equivalents	$268.9	$268.9
Marketable securities	366.8	366.8
Restricted deposits	40.6	40.6
Fuel hedge contracts	14.0	14.0
Liabilities:
Long-term debt	856.7	926.7

The fair value of cash equivalents approximates carrying value due to the short maturity of these instruments. The fair value of marketable securities is based on quoted market prices. The fair value of fuel hedge contracts is based on commodity exchange prices. The fair value of restricted deposits approximates the carrying amount. At December 31, 2001, the fair value of restricted deposits includes depository certificates convertible into the common stock of Equant N.V., which were valued at $1.4 million based on the market value of France Telecom stock. In April 2002 the Company sold the certificates for net sales proceeds of approximately $0.9 million. The fair value of long-term debt is based on a discounted cash flow analysis using the Company’s current borrowing rate.

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

Through December 31, 2001, Alaska received government compensation of $71.6 million. This amount is reflected in nonoperating income (expense) in the statement of operations. During the third quarter of 2002, the Department of Transportation completed its review procedures and remitted a final compensation payment to Alaska of $0.2 million.

Note 11. Contingencies

Oakland Maintenance Investigation

In December 1998, the U.S. attorney for the Northern District of California initiated a grand jury investigation concerning certain 1998 maintenance activities at Alaska’s Oakland maintenance base. The investigation was expanded to include the aircraft involved in the loss of Flight 261 in January 2000. The FAA separately proposed a civil penalty in connection with the 1998 maintenance activities, which Alaska and the FAA have settled for an agreed amount. In December 2001, the U.S. attorney notified Alaska that the evidence it had gathered relative to the 1998 maintenance activities did not warrant the filing of criminal charges, and closed that part of the investigation. The U.S. attorney also placed the portion of its investigation related to Flight 261 on inactive status, with the possibility of reactivating and reviewing the matter when the National Transportation Safety Board (NTSB) issued its final report on the accident. Accordingly, following the final NTSB hearing on the Flight 261 investigation in December 2002, the U.S. attorney’s office reactivated the matter in order to review it in light of the final NTSB report.

Flight 261 Litigation

Alaska is a defendant in a number of lawsuits relating to the loss of Flight 261 on January 31, 2000. Representatives of all 88 passengers and crew on board have filed cases against Alaska, the Boeing Company, and others. The suits were originally filed in various state and federal courts in Alaska, California, Washington and Illinois. Since then, they have all been consolidated in the U.S. District Court for the Northern District of California. The suits seek unspecified compensatory and punitive damages. In May 2001, the judge presiding over the majority of the cases ruled that punitive damages are not available against Alaska. Alaska has settled 48 of the cases for those lost on Flight 261 and continues in its efforts to settle the remaining ones. Trial on the remaining cases is set for July 2003. Consistent with industry standards, the Company maintains insurance against aircraft accidents.

Flight 261 NTSB Proceeding

In January 2003, the NTSB issued its final report on the Flight 261 accident. The report contained the NTSB’s findings, conclusions, probable cause of the accident and safety recommendations. The NTSB staff’s draft report included language that the Board recommend a new FAA inspection of Alaska due to perceived deficiencies in recent maintenance practices. The Board rejected that recommendation.

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

Note 12. Change in Accounting Principles

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101), “Revenue Recognition in Financial Statements.” SAB 101 gives specific guidance on the conditions that must be met before revenue may be recognized, and in 2000 the Company changed its method of accounting for the sale of miles in its Mileage Plan. Under the new method, a majority of the sales proceeds is deferred, then recognized ratably over the estimated period of time that the award transportation is provided. The deferred proceeds are recognized as passenger revenue for awards issued on Alaska, and as other revenue-net for awards issued on other airlines. In connection with the change, the Company recognized a $46.8 million cumulative effect charge, net of income taxes of $29.5 million, effective January 1, 2000.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this statement, goodwill is considered to have an indefinite life and will no longer be amortized but instead will be subject to periodic impairment testing. Effective January 1, 2002, the Company adopted SFAS No. 142. Assuming the Company had adopted this standard as of January 1, 2000, the Company’s net loss for the years ended December 31, 2000 and 2001 would be reduced by approximately $0.5 million for the impact of goodwill amortization.

During the second quarter of 2002, the Company completed the first step of its impairment test related to its $12.5 million of goodwill and determined that the net book value exceeded its fair value. In the fourth quarter of 2002, the Company completed the second step of its impairment test and determined that all of the Company’s goodwill was impaired. As a result, the Company recorded a one-time, non-cash charge, effective January 1, 2002, of $12.5 million to write-off all of its goodwill. This charge is reflected as a cumulative effect of accounting change in the statement of operations.

The impact of this statement was also to increase annual results of operations by $0.5 million resulting from no longer amortizing goodwill.

Alaska Airlines Financial and Statistical Data ( Unaudited)

	Quarter Ended December 31			Year Ended December 31

			%			%
Financial Data (in millions):	2001	2002	Change	2001	2002	Change

Operating Revenues:
Passenger	$349.6	$392.2	12.2	$1,607.6	$1,667.8	3.7
Freight and mail	17.7	16.6	(6.2)	78.2	72.1	(7.8)
Other — net	18.2	21.0	15.4	77.2	93.2	20.7

Total Operating Revenues	385.5	429.8	11.5	1,763.0	1,833.1	4.0

Operating Expenses:
Wages and benefits	166.4	179.9	8.1	642.9	705.5	9.7
Contracted services	19.0	20.4	7.4	76.0	80.7	6.2
Aircraft fuel	49.9	67.2	34.7	269.8	257.3	(4.6)
Aircraft maintenance	29.7	41.9	41.1	129.7	145.2	12.0
Aircraft rent	33.6	32.4	(3.6)	137.6	128.2	(6.8)
Food and beverage service	13.2	15.6	18.2	55.5	63.5	14.4
Commissions	13.6	7.6	(44.1)	64.1	48.2	(24.8)
Other selling expenses	23.8	23.1	(2.9)	102.7	101.9	(0.8)
Depreciation and amortization	30.0	28.4	(5.3)	106.1	114.2	7.6
Loss on sale of assets	3.2	1.0	NM	5.0	1.7	NM
Landing fees and other rentals	28.7	28.3	(1.4)	99.5	110.5	11.1
Other	35.4	38.0	7.3	145.7	150.7	3.4

Total Operating Expenses	446.5	483.8	8.4	1,834.6	1,907.6	4.0

Operating Loss	(61.0)	(54.0)	(11.5)	(71.6)	(74.5)	4.1

Interest income	4.4	5.7		26.0	23.2
Interest expense	(12.9)	(11.5)		(47.4)	(46.3)
Interest capitalized	0.9	1.0		7.5	2.1
U.S. government compensation	52.9	—		71.6	0.3
Other — net	(3.1)	0.2		(2.5)	7.9

	42.2	(4.6)		55.2	(12.8)

Loss Before Income Tax and Accounting Change	$(18.8)	$(58.6)	211.7	$(16.4)	$(87.3)	432.3

Operating Statistics:
Revenue passengers (000)	3,025	3,367	11.3	13,668	14,154	3.6
RPMs (000,000)	2,736	3,164	15.6	12,249	13,186	7.6
ASMs (000,000)	4,121	4,758	15.5	17,919	19,360	8.0
Passenger load factor	66.4%	66.5%	0.1pts	68.4%	68.1%	(0.3)pts
Breakeven load factor	82.2%	78.4%	(3.7)pts	73.5%	73.1%	(0.4)pts
Yield per passenger mile	12.78¢	12.40¢	(3.0)	13.12¢	12.65¢	(3.6)
Operating revenue per ASM	9.35¢	9.03¢	(3.4)	9.84¢	9.47¢	(3.8)
Operating expenses per ASM	10.84¢	10.17¢	(6.2)	10.24¢	9.85¢	(3.8)
Expense per ASM excluding fuel	9.62¢	8.76¢	(8.9)	8.73¢	8.52¢	(2.4)
Fuel cost per gallon	71.9¢	84.7¢	17.8	88.3¢	79.6¢	(9.9)
Fuel gallons (000,000)	69.6	79.3	13.9	305.7	323.3	5.8
Average number of employees	9,834	10,065	2.3	10,115	10,142	0.3
Aircraft utilization (blk hrs/day)	9.2	10.3	12.0	10.4	10.6	1.9
Operating fleet at period-end	101	102	1.0	101	102	1.0

NM = Not Meaningful

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholder
Alaska Airlines, Inc.
Seattle, Washington

We have audited the accompanying balance sheets of Alaska Airlines, Inc. (an Alaska Corporation) (the Company), a wholly owned subsidiary of Alaska Air Group, Inc., as of December 31, 2002 and 2001 and the related statements of operations, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The Company changed its method of accounting for goodwill upon adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” for the year ended December 31, 2002 and for the deferral of revenue on miles sold under the mileage plan for the year ended December 31, 2000, both discussed in Note 12 to the financial statements.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Seattle, Washington

March 10, 2003

57

VALUATION AND QUALIFYING ACCOUNTS
Alaska Airlines, Inc.	Schedule II

		Additions
	Beginning	Charged	(A)	Ending
(In Millions)	Balance	to Expense	Deductions	Balance

Year Ended December 31, 2000
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$1.0	$1.8	$(1.1)	$1.7

Obsolescence allowance for flight equipment spare parts	$18.2	$2.2	$(0.2)	$20.2

(b) Reserve recorded as other long-term liabilities:
Leased aircraft return provision	$4.0	$4.0	$0.0	$8.0

Year Ended December 31, 2001
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$1.7	$2.5	$(2.4)	$1.8

Obsolescence allowance for flight equipment spare parts	$20.2	$4.1	$0.0	$24.3

(b) Reserve recorded as other long-term liabilities:
Leased aircraft return provision	$8.0	$4.0	$(0.4)	$11.6

Year Ended December 31, 2002
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$1.8	$1.6	$(1.5)	$1.9

Obsolescence allowance for flight equipment spare parts	$24.3	$4.1	$(1.0)	$27.4

(b) Reserve recorded as other long-term liabilities:
Leased aircraft return provision	$11.6	$2.8	$(0.2)	$14.2

(A)	Deduction from reserve for purpose for which reserve was created.

EXHIBIT INDEX

Certain of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference from the document described in parenthesis. Certain others are filed herewith.

3.1	Articles of Incorporation of Alaska Airlines, Inc. as amended through March 7, 1991 (Exhibit 3.1 to Form 10-Q for the six months ended June 30, 2002)

*3.2	Bylaws of Alaska Airlines, Inc. as amended and in effect November 4, 1997

4.1	Trust Indentures and Security Agreement for Alaska Airlines Equipment Trust Certificates, Series A and B (Exhibit No. 4(a)(1) to Form S-3, Amendment No. 1, Registration No. 33-46668)

4.2	Trust Indentures and Security Agreement for Alaska Airlines Equipment Trust Certificates, Series C and D (Exhibit No. 4(a)(1) to Form S-3, Amendment No. 2, Registration No. 33-46668)

4.3	Participation Agreement for Alaska Airlines Equipment Trust Certificates, Series A and B (Exhibit No. 4(b)(1) to Form S-3, Amendment No. 1, Registration No. 33-46668)

4.4	Participation Agreement for Alaska Airlines Equipment Trust Certificates, Series C and D (Exhibit No. 4(b)(1) to Form S-3, Amendment No. 2, Registration No. 33-46668)

4.5	Lease Agreement for Alaska Airlines Equipment Trust Certificates (Exhibit No. 4(b)(2) to Form S-3, Registration No. 33-46668)

10.1	Management Incentive Plan (Exhibit 10.1 to 2002 Alaska Air Group, Inc. Form 10-K)

10.2	Loan Agreement dated as of December 1, 1984, between

Alaska Airlines, Inc. and the Industrial Development Corporation of the Port of Seattle (Exhibit 10-38 to 1984 10-K for Alaska Air Group, Inc.)

#10.3	Lease Agreement dated January 22, 1990 between International Lease Finance Corporation and Alaska Airlines, Inc. for the lease of a B737-400 aircraft, summaries of 19 substantially identical lease agreements and Letter Agreement #1 dated January 22, 1990 (Exhibit 10-14 to 1990 10-K)

#10.4(a)	Agreement dated September 18, 1996 between Alaska Airlines, Inc. and Boeing for the purchase of 12 Boeing 737-400 aircraft (Exhibit 10.1 to Third Quarter 1996 10-Q)

#10.4(b)	Supplemental Agreement 6 to Agreement dated September 18, 1996 between Alaska Airlines, Inc. and Boeing for the purchase of 12 Boeing 737-400 aircraft (Exhibit 10.5(b) to 2002 Alaska Air Group, Inc. Form 10-K)

10.5	Alaska Air Group, Inc. 1981 Supplementary Retirement Plan for Elected Officers (Exhibit 10.15 to 1997 10-K)

10.6	Alaska Air Group, Inc. 1995 Supplementary Retirement Plan for Elected Officers (Exhibit 10.8 to 1997 10-K)

*12	Calculation of Ratio of Earnings to Fixed Charges

*23	Consent of Deloitte & Touche LLP

*99.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.2	Chief Financial Officer Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

#	Confidential treatment was granted as to a portion of this document.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders
Alaska Airlines, Inc.
Seattle, Washington

We have audited the accompanying balance sheets of Alaska Airlines, Inc. (an Alaska Corporation) (the Company), a wholly owned subsidiary of Alaska Air Group, Inc., as of December 31, 2002 and 2001 and the related statements of operations, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also include the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The Company changed its method of accounting for goodwill upon adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” for the year ended December 31, 2002 and for the deferral of revenue on miles sold under the mileage plan for the year ended December 31, 2000, both discussed in Note 12 to the financial statements.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Seattle, Washington

March 10, 2003