Form 10-Q
period 2003-03-31
ALASKA AIRLINES INC
filed 2003-05-15
CIK 3202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003.
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     The registrant has 500 common shares, par value $1.00, outstanding at March 31, 2003.

PART I. FINANCIAL STATEMENTS

ITEM 1. Financial Statements
BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

ASSETS
	December 31,	March 31,
(In Millions)	2002	2003

Current Assets
Cash and cash equivalents	$268.9	$205.5
Marketable securities	366.8	409.8
Receivables from related companies	126.7	191.2
Receivables — net	81.8	86.8
Inventories and supplies — net	38.3	35.0
Prepaid expenses and other current assets	107.7	115.4

Total Current Assets	990.2	1,043.7

Property and Equipment
Flight equipment	1,945.5	2,030.0
Other property and equipment	359.3	360.9
Deposits for future flight equipment	64.7	52.4

	2,369.5	2,443.3
Less accumulated depreciation and amortization	709.4	734.3

Total Property and Equipment — Net	1,660.1	1,709.0

Intangible Assets	50.9	50.9

Other Assets	49.9	49.9

Total Assets	$2,751.1	$2,853.5

See accompanying notes to financial statements.

BALANCE SHEETS (unaudited)

Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER'S EQUITY
	December 31,	March 31,
(In Millions)	2002	2003

Current Liabilities
Accounts payable	$118.5	$120.3
Payables to related companies	1.7	1.9
Accrued aircraft rent	67.5	56.2
Accrued wages, vacation and payroll taxes	76.3	77.8
Other accrued liabilities	226.5	250.4
Air traffic liability	211.1	257.2
Current portion of long-term debt and capital lease obligations	48.6	39.9

Total Current Liabilities	750.2	803.7

Long-Term Debt and Capital Lease Obligations	856.7	892.6

Other Liabilities and Credits
Deferred income taxes	153.7	140.6
Deferred revenue	224.5	226.2
Other liabilities	196.3	205.0

	574.5	571.8

Shareholder’s Equity
Common stock, $1 par value
Authorized: 1,000 shares
Issued: 2002 and 2003 - 500 shares	—	—
Capital in excess of par value	324.8	384.8
Accumulated other comprehensive income (loss)	(82.0)	(81.2)
Retained earnings	326.9	281.8

	569.7	585.4

Total Liabilities and Shareholder’s Equity	$2,751.1	$2,853.5

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)

Alaska Airlines, Inc.

Three Months Ended March 31
(In Millions)	2002	2003

Operating Revenues
Passenger	$374.0	$387.0
Freight and mail	15.9	17.4
Other — net	22.3	22.6

Total Operating Revenues	412.2	427.0

Operating Expenses
Wages and benefits	165.7	188.0
Contracted services	21.8	20.7
Aircraft fuel	55.2	76.9
Aircraft maintenance	35.6	37.9
Aircraft rent	31.8	30.5
Food and beverage service	13.9	12.9
Commissions	14.2	8.2
Other selling expenses	24.9	21.9
Depreciation and amortization	28.2	28.5
Loss on sale of assets	—	0.3
Landing fees and other rentals	23.6	28.7
Other	36.3	34.1

Total Operating Expenses	451.2	488.6

Operating Loss	(39.0)	(61.6)

Nonoperating Income (Expense)
Interest income	5.0	1.2
Interest expense	(11.9)	(11.3)
Interest capitalized	0.1	0.7
Other — net	4.1	0.4

	(2.7)	(9.0)

Loss before income tax and accounting change	(41.7)	(70.6)
Income tax benefit	(14.9)	(25.5)

Loss before cumulative effect of accounting change	(26.8)	(45.1)
Cumulative effect of accounting change	(12.5)	—

Net Loss	$(39.3)	$(45.1)

See accompanying notes to financial statements.

STATEMENT OF SHAREHOLDER’S EQUITY (unaudited)

Alaska Airlines, Inc.

			Accumulated
		Capital in	Other
	Common	Excess of	Comprehensive	Retained
(In Millions)	Stock	Par Value	Income (Loss)	Earnings	Total

Balances at December 31, 2002	$—	$324.8	$(82.0)	$326.9	$569.7

Net loss for the three months ended March 31, 2003				(45.1)	(45.1)
Other comprehensive income (loss)
Related to marketable securities:
Change in fair value			2.9
Reclassification to earnings			(0.1)
Income tax effect			(1.1)

			1.7		1.7

Related to fuel hedges:
Change in fair value			6.2
Reclassification to earnings			(7.8)
Income tax effect			0.7

			0.9		0.9

Total comprehensive loss					(44.3)
Capital contribution from Air Group		60.0			60.0

Balances at March 31, 2003	$—	$384.8	$(81.2)	$281.8	$585.4

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)

Alaska Airlines, Inc.

Three Months Ended March 31 (In Millions)	2002	2003

Cash flows from operating activities:
Net loss	$(39.3)	$(45.1)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	12.5	—
Depreciation and amortization	28.2	28.5
Amortization of airframe and engine overhauls	14.4	14.2
Loss (gain) on marketable securities	1.0	(1.7)
Changes in derivative fair values	(3.0)	1.2
Loss on sale of assets	—	0.3
Decrease in deferred income taxes	(8.2)	(25.4)
Increase in accounts receivable	(50.8)	(69.7)
Decrease in other current assets	0.1	5.5
Increase in air traffic liability	50.4	46.1
Increase (decrease) in other current liabilities	(34.8)	13.0
Increase in deferred revenue and other-net	11.9	13.1

Net cash used in operating activities	(17.6)	(20.0)

Cash flows from investing activities:
Proceeds from disposition of assets	0.9	0.5
Purchases of marketable securities	(117.7)	(171.8)
Sales and maturities of marketable securities	22.2	131.6
Property and equipment additions:
Aircraft purchase deposits	—	(0.9)
Capitalized overhauls	(11.6)	(18.5)
Aircraft	—	(59.3)
Other flight equipment	(3.2)	(8.3)
Other property	(7.2)	(5.1)
Aircraft deposits returned	7.4	1.2
Restricted deposits	(2.2)	(0.1)

Net cash used in investing activities	(111.4)	(130.7)

Cash flows from financing activities:
Proceeds from issuance of intercompany long-term debt	—	63.6
Long-term debt and capital lease payments	(7.6)	(36.3)
Capital contribution from Air Group	—	60.0

Net cash provided by (used in) financing activities	(7.6)	87.3

Net change in cash and cash equivalents	(136.6)	(63.4)
Cash and cash equivalents at beginning of period	490.7	268.9

Cash and cash equivalents at end of period	$354.1	$205.5

Supplemental disclosure of cash paid during the period for:
Interest	$9.9	$7.9
Income taxes	—	—
Noncash investing and financing activities	None	None

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)

Alaska Airlines, Inc.

Note 1. Basis of Presentation and Significant Accounting Policies
 The accompanying unaudited interim financial statements of Alaska Airlines, Inc. (the Company or Alaska), should be read in conjunction with the financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments have been made which are necessary to present fairly the financial position of the Company as of March 31, 2003, as well as the results of our operations for the three months ended March 31, 2003 and 2002. The Company is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group) whose principal subsidiaries are Alaska Airlines, Inc. and Horizon Air Industries, Inc.

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

Change in Accounting Principle
 Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” In connection with the adoption of this statement, the Company determined that all of its goodwill was impaired. As a result, effective January 1, 2002, the Company recorded a one-time, non-cash charge of $12.5 million to write-off its goodwill. This charge is reflected as a cumulative effect of accounting change in the statement of operations for the three months ended March 31, 2002.

New Accounting Standards
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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. Additionally, this Interpretation clarifies the requirements for recognizing a liability at the inception of the guarantee equal to the fair value of the obligation undertaken in issuing the guarantee and incorporates the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” Disclosures under Interpretation No. 45 are effective for financial statements issued after December 15, 2002.

While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, the adoption of the liability recognition provision of Interpretation No. 45 had no significant impact on the financial condition and results of operations of the Company.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which requires the consolidation of variable interest entities, as defined. This Interpretation is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective July 1, 2003. Disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company does not currently believe that any entities will be consolidated as a result of Interpretation No. 46.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The Company is currently evaluating SFAS No. 149 to determine its impact on the financial condition and results of operations of the Company.

Note 2. Frequent Flyer Program
Alaska’s Mileage Plan liabilities are included under the following balance sheet captions (in millions):

	December 31, 2002	March 31, 2003

Current Liabilities:
Other accrued liabilities	$87.0	$98.5
Other Liabilities and Credits:
Deferred revenue	183.9	186.8
Other liabilities	32.1	26.0

Total	$303.0	$311.3

Note 3. Long-Term Debt and Capital Lease Obligations
 At December 31, 2002, and March 31, 2003, long-term debt and capital lease obligations were as follows (in millions):

	December 31,	March 31,
	2002	2003

Fixed rate notes payable due through 2015	439.9	410.0
Variable rate notes payable due through 2018	453.6	448.8
Note payable to parent	—	63.6

Long-term debt	893.5	922.4
Capital lease obligations	11.8	10.1
Less current portion	(48.6)	(39.9)

	856.7	892.6

On March 21, 2003, the Company received $63.6 million under a note with Air Group in connection with the issuance of senior notes due 2023 (the Notes). The Notes bear quarterly cash interest at a variable rate of interest of 3-month LIBOR plus 2.5% (3.79% at March 31, 2003) for the first five years from date of issuance. Thereafter, the Notes will cease bearing cash interest. Instead, from such date, the original principal amount of each note will increase daily by the variable yield, which will equal the variable interest rate, up to a maximum of 5.25%, to produce the variable principal amount.

The Company may redeem all or a portion of the Notes for cash at any time on or after the third anniversary of the issuance of the Notes. In addition, Air Group may require the Company to purchase all or a portion of the Notes on the 5th, 10th and 15th anniversaries of the issuance of the Notes and upon the occurrence of a change of control or tax event at principal plus accrued interest.

The Notes are senior unsecured obligations and rank equally with the Company’s existing and future senior unsecured indebtedness.

Note 4. Related Company Transactions
 On March 21, 2003, the Company received a capital contribution of $60.0 million from Air Group which is reflected in capital in excess of par value in the Company’s March 31, 2003 balance sheet.

During 2000, Alaska transferred a flight simulator to Alaska Air Group Leasing, Inc. (AAGL), a subsidiary of Air Group, in exchange for a $2.4 million note receivable from AAGL and a $0.6 million reduction in its payable to Air Group. The loan has repayment terms of 12 years at 6.5% interest. AAGL is leasing the simulator to Alaska for 12 years.

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

The Company periodically loans Horizon funds at varying interest rates. All amounts are payable on demand. Interest income recognized related to the Horizon loans totaled $0.5 million for the quarters ended March 31, 2002, and 2003. At March 31, 2003, receivables from related companies include $132.2 million from Horizon, $10.1 million from AAGL and $48.9 million from Air Group.

Alaska has an agreement with Horizon, the Incentive Payment Program (IPP), to provide revenue sharing on certain markets. Under the IPP, Alaska makes a monthly payment to Horizon for markets which provide connecting traffic to Alaska but create losses for Horizon (the incentive markets). The payment is based on full-allocated cost for Horizon to provide the transportation service, plus a 5% mark-up. Incentive markets are analyzed quarterly and the monthly reimbursement amount is adjusted to reflect the prior quarter’s actual performance. Alaska made incentive payments to Horizon of $5.5 million during each of the quarters ended March 31, 2002, and 2003, which are reflected as commission expense in the statements of operations.

Alaska also provides certain services to Horizon for which Alaska receives payment from Horizon based on the cost of the services, including personnel expenses related to development and maintenance of alaskaair.com, the maintenance of telecommunications lines and related software, personnel and systems expenses to process Horizon’s revenue transactions, and printing and graphics services. Alaska also pays certain leasing and other facilities costs on Horizon’s behalf which are reimbursed monthly by Horizon. Total amounts received by Alaska from Horizon were $1.0 million for the quarter ended March 31, 2002. Amounts received during the period ended March 31, 2003 were de minimis.

In the normal course of business, Alaska and Horizon provide certain ground handling services to the other company. For the quarters ended March 31, 2002 and 2003, charges for ground services provided by Alaska to Horizon totaled $0.3 million and $0.6 million, respectively. For the quarters ended March 31, 2002 and 2003, charges for ground services provided by Horizon to Alaska totaled $0.7 million and $0.9 million, respectively.

Note 5. Contingencies
 Oakland Maintenance Investigation
 In December 1998, the U.S. Attorney for the Northern District of California initiated a grand jury investigation concerning certain 1998 maintenance activities at Alaska’s Oakland maintenance base. In January 2000, the investigation was expanded to include the aircraft involved in the loss of Flight 261. The Federal Aviation Administration (FAA) separately proposed a civil penalty in connection with the 1998 maintenance activities, which Alaska and the FAA have settled for an agreed amount. In December 2001, the U.S. Attorney notified Alaska that the evidence it had gathered relative to the 1998 maintenance activities did not warrant the filing of criminal charges, and closed that part of the investigation. The U.S. Attorney also placed the portion of its investigation related to Flight 261 on inactive status, with the possibility of reactivating and reviewing the matter when the National Transportation Safety Board (NTSB) issued its final report on the accident. Accordingly, following the final NTSB hearing on the Flight 261 investigation in December 2002, the U.S. Attorney’s Office reactivated the matter in order to review it in light of the final NTSB report.

Flight 261 Litigation
 Alaska is a defendant in a number of lawsuits relating to the loss of Flight 261 on January 31, 2000. Representatives of all 88 passengers and crew on board have filed cases against Alaska, the Boeing Company, and others. The suits were originally filed in various state and federal courts in Alaska, California, Washington and Illinois. Since then, they have all been consolidated in the U.S. District Court for the Northern District of California. The suits seek unspecified compensatory and punitive damages. In May 2001, the judge presiding over the majority of the cases ruled that punitive damages are not available against Alaska. Alaska has settled the majority of these cases and continues in its efforts to settle the remaining ones. Trial on the remaining cases is set for July 2003. Consistent with industry standards, the Company maintains insurance against aircraft accidents.

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

Note 6. Other Subsequent Events
 On April 16, 2003, the Emergency Wartime Supplemental Appropriations Act (the Act) was signed into legislation. The Act includes a $2.3 billion one-time cash payment which will be allocated to air carriers based on each carrier’s share of security fees remitted and carrier fees paid to the Transportation Security Administration (TSA) since its inception in February 2002. The Company believes its share of the grant will range between $40.0 million and $50.0 million, and is expected to be received during the second quarter of 2003.

Alaska Airlines Financial and Statistical Data

	Three Months Ended March 31

			%
Financial Data (in millions):	2002	2003	Change

Operating Revenues:
Passenger	$374.0	$387.0	3.5%
Freight and mail	15.9	17.4	9.4%
Other — net	22.3	22.6	1.3%

Total Operating Revenues	412.2	427.0	3.6%

Operating Expenses:
Wages and benefits	165.7	188.0	13.5%
Contracted services	21.8	20.7	-5.0%
Aircraft fuel	55.2	76.9	39.3%
Aircraft maintenance	35.6	37.9	6.5%
Aircraft rent	31.8	30.5	-4.1%
Food and beverage service	13.9	12.9	-7.2%
Commissions	14.2	8.2	-42.3%
Other selling expenses	24.9	21.9	-12.0%
Depreciation and amortization	28.2	28.5	1.1%
Loss on sale of assets	—	0.3	NM
Landing fees and other rentals	23.6	28.7	21.6%
Other	36.3	34.1	-6.1%

Total Operating Expenses	451.2	488.6	8.3%

Operating Loss	(39.0)	(61.6)	57.9%

Interest income	5.0	1.2
Interest expense	(11.9)	(11.3)
Interest capitalized	0.1	0.7
Other — net	4.1	0.4

	(2.7)	(9.0)

Loss Before Income Tax and Accounting Change	$(41.7)	$(70.6)	69.3%

Operating Statistics:
Revenue passengers (000)	3,193	3,258	2.0%
RPMs (000,000)	2,977	3,143	5.6%
ASMs (000,000)	4,467	4,708	5.4%
Passenger load factor	66.7%	66.7%	0.0pts
Breakeven load factor	76.0%	80.5%	4.5pts
Yield per passenger mile	12.56¢	12.31¢	-2.0%
Operating revenue per ASM	9.23¢	9.07¢	-1.7%
Operating expenses per ASM	10.10¢	10.38¢	2.7%
Operating expenses per ASM excluding fuel	8.87¢	8.75¢	-1.3%
Fuel cost per gallon	73.6¢	99.1¢	34.7%
Fuel gallons (000,000)	75.0	77.6	3.5%
Average number of employees	9,815	9,988	1.8%
Aircraft utilization (blk hrs/day)	10.1	10.3	2.4%
Operating fleet at period-end	102	106	3.9%

NM = Not Meaningful

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information
 This report may contain forward-looking statements that are based on the best information currently available to management. These forward-looking statements are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are indicated by phrases such as “will,” “should,” “the Company believes,” “we expect” or any other language indicating a prediction of future events. There can be no assurance that actual developments will be those anticipated by the Company. Actual results could differ materially from those projected as a result of a number of factors, some of which the Company cannot predict or control. For a discussion of these factors, please see Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations
First Quarter 2003 Compared with First Quarter 2002
 During the first quarter of 2003, the Company’s financial performance continued to be adversely affected by weak economic conditions and a continued negative impact from the 2001 terrorist attacks. In addition, the U.S. war in Iraq further adversely affected the financial performance of Alaska and the airline industry. Net loss for the first quarter of 2003 was $45.1 million compared with a loss of $39.3 million in 2002. The 2002 net loss includes the write-off of all of the Company’s goodwill ($12.5 million), in accordance with Statement of Financial Accounting Standards (SFAS) No. 142. (See Note 1 to the financial statements). Excluding this goodwill write-off, net loss for 2002 was $26.8 million. The operating loss for the first quarter of 2003 was $61.6 million compared with an operating loss of $39.0 million for 2002. Financial and statistical data is shown on page 12. A discussion of this data follows.

Revenues
 Operating revenue increased $14.8 million, or 3.6%, during 2003 as compared to 2002. Available seat miles (ASMs or Capacity) increased 12.2% in January, 2.8% in February and 1.7% in March as compared to the same periods in 2002. For the quarter, capacity increased 5.4% and revenue passenger miles (RPM’s or Traffic) increased 5.6% as compared to the same period in 2002. The capacity increases are primarily due to the addition of service to new cities (Boston, Denver, Newark and Miami) and an increase in service in the Mexican and Canadian markets, partially offset by lower capacity in virtually all other markets. Traffic increases primarily reflect service to new cities and traffic increases between the U.S. mainland and Mexico, Canada and Anchorage/Fairbanks, partially offset by decreases in traffic in Northern California, Southern California and Arizona. Passenger load factor remained consistent in 2003 compared to 2002 at 66.7%.

Yield per passenger mile was down 2.0% due to a combination of fewer business fares and a drop off in demand caused by the U.S. war in Iraq and a continued slow U.S. economy. Higher traffic combined with lower yields resulted in a $13.0 million, or 3.5% increase in passenger revenues.

Freight and mail revenues increased $1.5 million, or 9.4%, due to higher freight and mail volumes attributable to a reduction of security restrictions. Other-net revenues increased $0.3 million, or 1.3%, due largely to increased revenue from the sale of miles in Alaska’s frequent flyer program.

Operating Expenses
 For the quarter, total operating expenses increased $37.4 million, or 8.3%, as compared to the same period in 2002. This increase is due largely to a 5.4% increase in ASMs combined with higher fuel and wage and benefit costs. Operating expenses per ASM excluding fuel decreased 1.3% as compared to the same period in 2002. Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $22.3 million, or 13.5%, due to an 11.5% increase in average wages and benefits per employee combined with a 1.8% increase in the average number of employees. The increase in average wages and benefits per employee is due principally to higher pension costs related to our defined benefit plans, higher health insurance and workers compensation costs and scale and step increases for employees represented under collective bargaining agreements.

•	Aircraft fuel increased $21.7 million, or 39.3%, due to a 34.7% increase in the fuel cost per gallon and a 3.5% increase in fuel gallons consumed. Air Group’s fuel hedging program resulted in Alaska recognizing $8.5 million in hedging gains during the first quarter of 2003, of which $7.8 million is reflected in aircraft fuel and $0.7 million is reflected in other-net. For the remainder of 2003, Air Group has fuel hedges in place for 35% of its expected fuel consumption, principally crude oil swaps at prices below $22 per barrel.

•	Aircraft maintenance increased $2.3 million, or 6.5%, due to increases in the number of airframe checks and outside repairs on major aircraft components.

•	Commissions decreased $6.0 million, or 42.3%, due primarily to the elimination of travel agent base commissions starting in June 2002, and the continuing shift to direct sales channels. In 2003, 46.2% of Air Group ticket sales were made through traditional travel agents, compared to 53.1% in 2002. In 2003, 24.9% of the ticket sales were made through Alaska’s Internet web site compared to 18.8% in 2002.

•	Other selling expenses decreased $3.0 million, or 12.0%, due to lower customer reservation system costs and Mileage Plan selling costs partially offset by increases in credit card commissions and advertising expenses.

•	Landing fees and other rentals increased $5.1 million, or 21.6%. The 2002 results include a $2.2 million credit from adjusting a December 2001 accrual due to a year-end airport assessment coming in lower than expected. Absent this amount, landing fees and other rentals increased 11.2%. The higher rates reflect modest volume growth and an increase in airports’ cost of operations including facility expansion initiatives and increased costs for security.

•	Other expense decreased $2.2 million, or 6.1%, primarily reflecting lower expenditures for insurance, supplies, data and communications and foreign exchange gains, partially offset by an increase in expenditures for property taxes, professional services and per diems. Insurance expense decreases are a reflection of several factors including additional coverage from government aviation insurance programs and competitive pressures in the aviation insurance market. However, aviation insurance remains substantially higher than before September 11, 2001.

Nonoperating Income (Expense)
Net nonoperating items were $9.0 million expense in 2003 compared to $2.7 million expense in 2002. Interest income decreased $3.8 million due to lower interest rates and an adjustment of premium and discount amortization on the Company’s marketable securities portfolio, while interest expense (net of capitalized interest) was down $1.2 million due to decreases in variable interest rates in 2003. Other-net includes $1.8 million and $0.7 million in gains resulting from hedge ineffectiveness on fuel hedging contracts in 2002 and 2003, respectively. In 2002, the Company received a $1.4 million insurance recovery and a $0.9 million gain on conversion of Equant N.V. shares (a telecommunications network company owned by many airlines).

Income Tax Benefit
 Accounting standards require us to provide for income taxes each quarter based on our estimate of the effective tax rate for the full year. The volatility of air fares and fuel prices and the seasonality of our business make it difficult to accurately forecast full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as employee per diem costs. In estimating the 36.1% tax rate for the first quarter of 2003, we considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and our forecast of pretax income for the full year. We evaluate this rate each quarter and make adjustments when necessary.

Critical Accounting Policies
 For more information on the Company’s critical accounting policies, see Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Liquidity and Capital Resources
 The table below presents the major indicators of financial condition and liquidity.

	December 31, 2002	March 31, 2003	Change

	(In millions,
	except debt-to-capital)
Cash and marketable securities	$635.7	$615.3	$(20.4)
Working capital	240.0	240.0	—
Long-term debt and capital lease obligations*	856.7	892.6	35.9
Shareholder’s equity	569.7	585.4	15.7
Debt-to-capital*	60%:40%	60%:40%	NA
Debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent*	75%:25%	75%:25%	NA

*Excludes current portion of long-term debt and capital lease obligations

The Company has various options available to meet its capital and operating commitments in 2003, including cash and marketable securities on hand at March 31, 2003 of $615.3 million. In addition, to supplement cash requirements, the Company periodically considers various borrowing or leasing options. In the first quarter of 2003, the Company received $60.0 million and $63.6 million, respectively, from Air Group in connection with a capital contribution and issuance of senior notes due 2023 (see discussion in Note 3, “Long-term Debt and Capital Lease Obligations” and Note 4, “Related Company Transactions” in the Notes to the Financial Statements). Funds from these transactions are expected to provide additional liquidity to be used in the Company’s operations.

During the first quarter of 2003, shareholder’s equity increased $15.7 million, reflecting the $60 million capital contribution from Air Group, partially offset by the Company’s net loss of $45.1 million.

Cash Used in Operating and Investing Activities
 During the first quarter of 2003, net cash used in operating activities was $20.0 million, primarily reflecting the first quarter net loss of $45.1 million. Cash used in investing activities totaled $130.7 million, primarily reflecting capital expenditures of $90.9 million and purchases of marketable securities of $171.8 million, partially offset by sales and maturities of marketable securities of $131.6 million and cash provided by disposition of assets of $0.5 million.

Cash Provided by Financing Activities
 In 2003, cash provided by financing activities was $87.3 million, reflecting a capital contribution received from Air Group of $60.0 million and intercompany debt issuance of $63.6 million, partially offset by long-term debt and capital lease payments of $36.3 million. On March 21, 2003, the Company received $63.6 million from Air Group in connection with the issuance of senior notes due 2023. See Note 3, “Long-term Debt and Capital Lease Obligations” in the Notes to Financial Statements.

Commitments As of March 31, 2003, the Company had firm orders for 14 aircraft requiring aggregate payments of approximately $236.2 million, as set forth below. In addition, Alaska has options to acquire 26 additional B737s. Alaska expects to finance the new planes with either leases, long-term debt or internally generated cash.

	Delivery Period - Firm Orders

Aircraft	2003	2004	2005	Total

Boeing B737-700	6	—	—	6
Boeing B737-900	5	3	—	8

Total	11	3	—	14

Payments (Millions)	$133.5	$102.7	—	$236.2

The Company has a purchase commitment that may trigger a liability under certain events of default. The executory contract for the purchase commitment is not an obligation of the Company until the aircraft is delivered. As a result, the purchase commitment is not included in current and long-term debt or deposits for future flight equipment in the balance sheet.

The following table is a summary of the Company’s material contractual obligations as of March 31, 2003 for the remainder of 2003 and by fiscal year:

	Contractual Payments Due by Period

						Beyond
(in millions)	2003	2004	2005	2006	2007	2007	Total

Long-term debt	$25.3	$185.7	$38.8	$41.6	$44.5	$580.4	$916.3
Capital lease obligations	1.7	8.0	—	—	—	—	9.7
Operating lease commitments	107.0	135.8	123.7	113.9	96.3	654.9	1,231.6
Aircraft purchase commitments	133.5	102.7	—	—	—	—	236.2

Total	$267.5	$432.2	$162.5	$155.5	$140.8	$1,235.3	$2,393.8

New Accounting Standards — In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement also requires that the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for the Company beginning January 1, 2003. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. Additionally, this Interpretation clarifies the requirements for recognizing a liability at the inception of the guarantee equal to the fair value of the obligation undertaken in issuing the guarantee and incorporates the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”. Disclosures under Interpretation No. 45 are effective for financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, the adoption of the liability recognition provision of Interpretation No. 45 had no significant impact on the financial conditions and results of operations of the Company.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which requires the consolidation of variable interest entities, as defined. This Interpretation is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective July 1, 2003. Disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company does not currently believe that any entities will be consolidated as a result of Interpretation No. 46.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS No. 148). SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. During the fourth quarter of 2002, the Company adopted the disclosure provisions of SFAS 148 and is currently evaluating SFAS

No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to transition to that method.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The Company is currently evaluating SFAS No. 149 to determine its impact on the Company.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

The Company utilizes financial derivative instruments as hedges to decrease its exposure to jet fuel price increases. The Company accounts for its fuel hedge derivative instruments as cash flow hedges as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. At March 31, 2003, the Company had hedge agreements in place to hedge approximately 35% of its 2003 expected jet fuel requirements. Under SFAS No. 133, all changes in fair value that are considered to be effective are recorded in accumulated other comprehensive income (loss) until the underlying jet fuel is consumed. The fair value of the Company’s hedge instruments at March 31, 2003 was a net asset of approximately $15.0 million, which is recorded in prepaid expenses and other current assets in the balance sheet.

During the three months ended March 31, 2002, and 2003, the Company recognized approximately $0.5 million in realized hedging losses and $7.8 million in realized hedging gains, respectively. These amounts are reflected in aircraft fuel in the Statement of Operations. During the three months ended March 31, 2002, and 2003, the Company recorded $1.8 million and $0.7 million, respectively, in income related to the ineffectiveness of the Company’s hedges. This amount is recorded as non-operating income (expense) in other-net in the Statement of Operations.

At March 31, 2003, the fair value of the Company’s financial hedging instruments was a net asset of approximately $12.8 million, which is reflected in prepaid expenses and other current assets in the Consolidated Balance Sheet.

In the first quarter of 2003, the Company recorded unrealized losses of $0.9 million net of tax. This amount is reflected in accumulated other comprehensive income (loss) in the balance sheet.

ITEM 4. Controls and Procedures
 In the 90-day period before the filing of this report, the chief executive officer and chief financial officer of the Company (collectively, the certifying officers) have evaluated the effectiveness of the Company’s disclosure controls and procedures and have reviewed significant changes in internal control. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is communicated to the certifying officers on a timely basis.

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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Oakland Maintenance Investigation
 In December 1998, the U.S. Attorney for the Northern District of California initiated a grand jury investigation concerning certain 1998 maintenance activities at Alaska’s Oakland maintenance base. In January 2000, the investigation was expanded to include the aircraft involved in the loss of Flight 261. The Federal Aviation Administration (FAA) separately proposed a civil penalty in connection with the 1998 maintenance activities, which Alaska and the FAA have settled for an agreed amount. In December 2001, the U.S. Attorney notified Alaska that the evidence it had gathered relative to the 1998 maintenance activities did not warrant the filing of criminal charges, and closed that part of the investigation. The U.S. Attorney also placed the portion of its investigation related to Flight 261 on inactive status, with the possibility of reactivating and reviewing the matter when the National Transportation Safety Board (NTSB) issued its final report on the accident. Accordingly, following the final NTSB hearing on the Flight 261 investigation in December 2002, the U.S. Attorney’s Office reactivated the matter in order to review it in light of the final NTSB report.

Flight 261 Litigation
 Alaska is a defendant in a number of lawsuits relating to the loss of Flight 261 on January 31, 2000. Representatives of all 88 passengers and crew on board have filed cases against Alaska, the Boeing Company, and others. The suits were originally filed in various state and federal courts in Alaska, California, Washington and Illinois. Since then, they have all been consolidated in the U.S. District Court for the Northern District of California. The suits seek unspecified compensatory and punitive damages. In May 2001, the judge presiding over the majority of the cases ruled that punitive damages are not available against Alaska. Alaska has settled the majority of these cases and continues in its efforts to settle the remaining ones. Trial on the remaining cases is set for July 2003. Consistent with industry standards, the Company maintains insurance against aircraft accidents.

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

(b)  Exhibit 99.1- Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

(c)  Exhibit 99.2- Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(d)  Exhibit 99.3- Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

(e)  Exhibit 99.4- Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Signatures
 Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA AIRLINES, INC

Registrant

Date: May 14, 2003

/s/ Terri K. Maupin

Terri K. Maupin
Staff Vice President/Finance and Controller

/s/ Bradley D. Tilden

Bradley D. Tilden
Executive Vice President/Finance and Chief Financial Officer