Form 10-Q
period 2003-06-30
ALASKA AIRLINES INC
filed 2003-08-11
CIK 3202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003.
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

Registrant’s telephone number, including area code: (206) 392-5040

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

     The registrant has 500 common shares, par value $1.00, outstanding at June 30, 2003.

Cautionary Note regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders. Many important factors that could cause such a difference are described in Item 1, “Business” of our most recent Annual Report on Form 10-K, all of which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this report.

PART I. FINANCIAL STATEMENTS

ITEM 1. Financial Statements
BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

ASSETS

	December 31,	June 30,
(In Millions)	2002	2003

Current Assets
Cash and cash equivalents	$268.9	$114.4
Marketable securities	366.8	606.9
Receivables from related companies	126.7	165.9
Receivables - net	81.8	98.4
Inventories and supplies - net	38.3	36.5
Deferred income taxes	60.2	74.9
Prepaid expenses and other current assets	47.5	40.5

Total Current Assets	990.2	1,137.5

Property and Equipment
Flight equipment	1,945.5	2,150.9
Other property and equipment	359.3	369.1
Deposits for future flight equipment	64.7	32.8

	2,369.5	2,552.8
Less accumulated depreciation and amortization	709.4	763.2

Total Property and Equipment - Net	1,660.1	1,789.6

Intangible Assets	50.9	50.9

Other Assets	49.9	55.3

Total Assets	$2,751.1	$3,033.3

See accompanying notes to financial statements.

BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER’S EQUITY

	December 31,	June 30,
(In Millions)	2002	2003

Current Liabilities
Accounts payable	$118.5	$103.6
Payables to related companies	1.7	2.4
Accrued aircraft rent	67.5	61.9
Accrued wages, vacation and payroll taxes	76.3	73.1
Other accrued liabilities	226.5	264.0
Air traffic liability	211.1	297.7
Current portion of long-term debt and capital lease obligations	48.6	62.0

Total Current Liabilities	750.2	864.7

Long-Term Debt and Capital Lease Obligations	856.7	929.8

Other Liabilities and Credits
Deferred income taxes	153.7	164.7
Deferred revenue	224.5	228.6
Other liabilities	196.3	225.6

	574.5	618.9

Shareholder’s Equity
Common stock, $1 par value
Authorized: 1,000 shares
Issued: 2001 and 2002 - 500 shares	—	—
Capital in excess of par value	324.8	384.8
Accumulated other comprehensive income (loss)	(82.0)	(83.5)
Retained earnings	326.9	318.6

	569.7	619.9

Total Liabilities and Shareholder’s Equity	$2,751.1	$3,033.3

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
Alaska Airlines, Inc.

Three Months Ended June 30
(In Millions)	2002	2003

Operating Revenues
Passenger	$433.6	$460.6
Freight and mail	20.0	21.0
Other - net	25.1	29.0

Total Operating Revenues	478.7	510.6

Operating Expenses
Wages and benefits	174.5	192.0
Contracted services	19.4	19.7
Aircraft fuel	64.2	69.1
Aircraft maintenance	36.1	44.6
Aircraft rent	31.8	31.2
Food and beverage service	16.2	14.9
Commissions	14.2	12.2
Other selling expenses	27.8	23.3
Depreciation and amortization	28.5	29.6
Loss on sale of assets	0.2	0.2
Landing fees and other rentals	28.5	31.2
Other	37.5	34.3

Total Operating Expenses	478.9	502.3

Operating Income (Loss)	(0.2)	8.3

Nonoperating Income (Expense)
Interest income	6.1	4.5
Interest expense	(11.6)	(11.4)
Interest capitalized	0.4	0.4
U.S. government compensation	0.1	52.8
Other - net	5.1	5.0

	0.1	51.3

Income (loss) before income tax	(0.1)	59.6
Income tax expense	0.7	22.8

Net Income (Loss)	$(0.8)	$36.8

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
Alaska Airlines, Inc.

Six Months Ended June 30
(In Millions)	2002	2003

Operating Revenues
Passenger	$807.6	$847.6
Freight and mail	35.9	38.4
Other - net	47.4	51.6

Total Operating Revenues	890.9	937.6

Operating Expenses
Wages and benefits	340.2	380.0
Contracted services	41.2	40.4
Aircraft fuel	119.4	146.0
Aircraft maintenance	71.7	82.5
Aircraft rent	63.6	61.7
Food and beverage service	30.1	27.8
Commissions	28.4	20.4
Other selling expenses	52.7	45.2
Depreciation and amortization	56.7	58.1
Loss on sale of assets	0.2	0.5
Landing fees and other rentals	52.1	59.9
Other	73.8	68.4

Total Operating Expenses	930.1	990.9

Operating Loss	(39.2)	(53.3)

Nonoperating Income (Expense)
Interest income	11.1	5.7
Interest expense	(23.5)	(22.7)
Interest capitalized	0.5	1.1
U.S. government compensation	0.1	52.8
Other - net	9.2	5.4

	(2.6)	42.3

Loss before income tax and accounting change	(41.8)	(11.0)
Income tax benefit	(14.1)	(2.7)

Loss before cumulative effect of accounting change	(27.7)	(8.3)
Cumulative effect of accounting change	(12.5)	—

Net Loss	$(40.2)	$(8.3)

See accompanying notes to financial statements.

STATEMENTS OF SHAREHOLDER’S EQUITY (unaudited)
Alaska Airlines, Inc.

			Accumulated
		Capital in	Other
	Common	Excess of	Comprehensive	Retained
(In Millions)	Stock	Par Value	Income (Loss)	Earnings	Total

Balances at December 31, 2002	$—	$324.8	$(82.0)	$326.9	$569.7

Net loss for the six months ended June 30, 2003				(8.3)	(8.3)
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value			(3.1)
Reclassification to earnings			4.3
Income tax effect			(0.4)

			0.8		0.8

Related to fuel hedges:
Change in fair value			8.9
Reclassification to earnings			(12.6)
Income tax effect			1.4

			(2.3)		(2.3)

Total comprehensive loss					(9.8)
Capital contribution from Air Group		60.0			60.0

Balances at June 30, 2003	$—	$384.8	$(83.5)	$318.6	$619.9

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
Alaska Airlines, Inc.

Six Months Ended June 30
(In Millions)	2002	2003

Cash flows from operating activities:
Net loss	$(40.2)	$(8.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change	12.5	—
Depreciation and amortization	56.7	58.1
Amortization of airframe and engine overhauls	29.6	27.8
Loss (gain) on marketable securities	0.2	(0.8)
Changes in derivative fair values	(6.8)	(0.4)
Loss on sale of assets	—	0.5
Decrease in deferred income taxes	(11.0)	(2.7)
Increase in accounts receivable - net	(41.5)	(55.8)
Decrease in prepaid expenses and other current assets	2.8	3.8
Increase in air traffic liability	67.3	86.7
Increase in other current liabilities	0.9	14.6
Increase in deferred revenue and other-net	16.9	34.4

Net cash provided by operating activities	87.4	157.9

Cash flows from investing activities:
Proceeds from disposition of assets	1.0	0.5
Purchases of marketable securities	(358.5)	(593.8)
Sales and maturities of marketable securities	93.0	354.9
Property and equipment additions:
Aircraft purchase deposits	(12.6)	(1.4)
Capitalized overhauls	(29.7)	(34.6)
Aircraft	(1.0)	(157.4)
Other flight equipment	(4.2)	(10.5)
Other property	(18.2)	(12.9)
Aircraft deposits returned	22.4	1.2
Restricted deposits and other	(6.7)	(4.8)

Net cash used in investing activities	(314.5)	(458.8)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	25.5	128.6
Long-term debt and capital lease payments	(18.8)	(42.2)
Capital contribution from Air Group	0.0	60.0

Net cash provided by financing activities	6.7	146.4

Net change in cash and cash equivalents	(220.4)	(154.5)
Cash and cash equivalents at beginning of period	490.7	268.9

Cash and cash equivalents at end of period	$270.3	$114.4

Supplemental disclosure of cash paid (refunded) during the period for:
Interest (net of amount capitalized)	$23.6	$22.9
Income taxes	(15.8)	—
Noncash investing and financing activities:	None	None

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
 Alaska Airlines, Inc.

Note 1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim financial statements of Alaska Airlines, Inc. (Alaska) should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2002. As used in these Notes to Financial Statements, the terms “we”, “us”, “our” and similar terms refer to Alaska. In the opinion of management, all adjustments have been made which are necessary to present fairly our financial position as of June 30, 2003, as well as the results of our operations for the three and six months ended June 30, 2002 and 2003. The adjustments made were of a normal recurring nature. We are a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group), whose principal subsidiaries are Alaska and Horizon Air Industries, Inc. (Horizon).

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Significant estimates made by us include assumptions used to record liabilities, expenses and revenue associated with our Mileage Plan, estimated useful lives of property and equipment and the amounts of certain accrued liabilities. Actual results may differ from our estimates.

Change in Accounting Principle

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” In connection with the adoption of this statement, we determined that all of our goodwill was impaired. As a result, effective January 1, 2002, we recorded a one-time, non-cash charge of $12.5 million to write-off all of our goodwill. This charge is reflected as a cumulative effect of accounting change in our statement of operations for the six months ended June 30, 2002.

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which requires the consolidation of variable interest entities, as defined. This Interpretation is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective July 1, 2003. While we are still evaluating the impact of this Interpretation, we currently do not believe that any entities will be consolidated as a result of Interpretation No. 46.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and certain hedging activities under Statement 133. SFAS No. 149 is effective for certain contracts entered into or modified by us after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how we would classify and measure financial instruments with characteristics of both liabilities and equity and requires us to classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). SFAS No. 150 also revises the definition of a liability to encompass obligations that we can or must settle by issuing equity shares, depending on the nature of the relationship established between us and a holder of our stock. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have any impact on our financial condition or results of operations.

Note 2. Stock Option Plans

We have three stock option plans that provide for the grant of options to purchase Air Group common stock at stipulated prices on the date of the grant to certain officers and key employees of Air Group and its subsidiaries. We apply the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for these plans as the exercise price of options equals the fair market value on the date of grant.

The following table represents the effect of net income (loss) before accounting change and net income (loss) if we had applied the fair value based method and recognition provisions of SFAS No. 123 to our stock-based employee compensation (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Income (loss) before accounting change:
As reported	$(0.8)	$36.8	$(27.7)	$(8.3)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax	(1.2)	(1.2)	(2.4)	(2.6)

Pro forma income (loss) before accounting change	$(2.0)	$35.6	$(30.1)	$(10.9)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Net income (loss):
As reported	$(0.8)	$36.8	$(40.2)	(8.3)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1.2)	(1.2)	(2.4)	(2.6)

Pro forma net income (loss)	$(2.0)	$35.6	$(42.6)	$(10.9)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. During the fourth quarter of 2002, we adopted the disclosure provisions of SFAS No. 148 and we are currently evaluating SFAS No. 148 to determine if we will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when we will transition to that method. If we had adopted the prospective transition method as prescribed by SFAS No. 148 in the second quarter of 2003, compensation expense of $0.2 million and $0.3 million would have been recorded on an after-tax basis for the three and six months ended June 30, 2003, respectively.

Note 3. Frequent Flyer Program

Alaska’s Mileage Plan liabilities are included under the following balance sheet captions (in millions):

	December 31, 2002	June 30, 2003

Current Liabilities:
Other accrued liabilities	$87.0	$104.3
Other Liabilities and Credits:
Deferred revenue	183.9	190.4
Other liabilities	32.1	24.6

Total	$303.0	$319.3

Note 4. Long-Term Debt and Capital Lease Obligations

At December 31, 2002, and June 30, 2003, long-term debt and capital lease obligations were as follows (in millions):

	December 31,	June 30,
	2002	2003

Fixed rate notes payable due through 2015	$439.9	$407.0
Variable rate notes payable due through 2018	453.6	511.1
Senior convertible notes due through 2023	—	63.6

Long-term debt	893.5	981.7
Capital lease obligations	11.8	10.1
Less current portion	(48.6)	(62.0)

	$856.7	$929.8

During the second quarter of 2003, we issued $65.0 million of debt secured by flight equipment, having interest rates that vary with LIBOR and payment terms of 15 years.

On March 21, 2003, we received $63.6 million under a note with Air Group in connection with the issuance of senior notes due in 2023 (the Notes). The Notes bear interest for the first five years from the date of issuance at a variable rate of 3-month LIBOR plus 2.5% (3.53% at June 30, 2003). This interest is paid quarterly in arrears. Thereafter, the Notes will cease bearing cash interest and instead, the principal value of the Notes will increase daily by the unpaid interest which will be calculated at LIBOR plus 2.5%, up to a maximum of 5.25%.

We may redeem all or a portion of the Notes for cash at any time on or after the third anniversary of the issuance of the Notes. In addition, Air Group may require us to purchase all or a portion of the Notes on the 5th, 10th, and 15th anniversaries of the issuance of the Notes and upon the occurrence of a change of control or tax event at principal plus accrued interest.

The Notes are senior unsecured obligations and rank equally with our existing and future senior unsecured indebtedness.

Note 5. Related Company Transactions

On March 21, 2003, the Company received a capital contribution of $60.0 million from Air Group that is reflected in capital in excess of par value in our June 30, 2003 balance sheet.

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

We periodically loan Horizon funds at varying interest rates. All amounts are payable on demand. Interest income recognized related to the Horizon loans totaled $0.5 million and $0.8 million for the quarters ended June 30, 2002 and 2003, respectively, and $1.0 million and $1.3 million for the six months ended June 30, 2002 and 2003, respectively. At June 30, 2003, receivables from related companies include $106.3 million from Horizon, $10.0 million from AAGL and $49.6 million from Air Group.

Alaska has an agreement with Horizon, the Incentive Payment Program (IPP), to provide revenue sharing on certain markets. Under the IPP, Alaska makes a monthly payment to Horizon for markets that provide connecting traffic to Alaska but create losses for Horizon (the incentive markets). The payment is based on full-allocated cost for Horizon to provide the transportation service, plus a 5% mark-up. Incentive markets are analyzed quarterly and the monthly reimbursement amount is adjusted to reflect the prior quarter’s actual performance. Alaska made incentive payments to Horizon of $4.7 million and $9.3 million during each of the quarters ended June 30, 2002 and 2003, respectively, and $9.0 million and $14.8 million during the six months ending June 30, 2002 and 2003, respectively. These amounts are reflected as commission expense in the statements of operations.

Alaska also provides certain services to Horizon for which Alaska receives payment from Horizon based on the cost of the services, including personnel expenses related to development and maintenance of alaskaair.com, the maintenance of telecommunications lines and related software, personnel and systems expenses to process Horizon’s revenue transactions, and printing and graphics services. Alaska also pays certain leasing and other facilities costs on Horizon’s behalf that are reimbursed monthly by Horizon. Total amounts received by Alaska from Horizon were $1.1 million and $1.8 million for the quarters ended June 30, 2002 and 2003, respectively. For the six months ending June 30, 2002 and 2003, total amounts received by Alaska from Horizon were $2.1 million and $3.7 million, respectively.

In the normal course of business, Alaska and Horizon provide certain ground handling services to the other company. For the quarters ended June 30, 2002 and 2003, charges for ground services provided by Alaska to Horizon totaled $0.5 million and $0.6 million, respectively. For the six months ending June 30, 2002 and 2003, charges for ground services provided by Alaska to Horizon totaled $0.8 million and $1.2 million, respectively. For the quarters ended June 30, 2002 and 2003, charges for ground services provided by Horizon to Alaska totaled $0.6 million and $1.0 million, respectively. For the six months ending June 30, 2002 and 2003, charges for ground services provided by Horizon to Alaska totaled $1.3 million and $1.9 million, respectively.

Note 6. Contingencies

Oakland Maintenance Investigation

In December 1998, the U.S. Attorney for the Northern District of California initiated a grand jury investigation concerning certain 1998 maintenance activities at Alaska’s Oakland maintenance base. The investigation was expanded to include the aircraft involved in the loss of Flight 261 in January 2000. The Federal Aviation Administration (FAA) separately proposed a civil penalty in connection with the 1998 maintenance activities, which Alaska and the FAA have settled for an agreed amount. In December 2001, the U.S. Attorney notified Alaska that the evidence it had gathered relative to the 1998 maintenance activities did not warrant the filing of criminal charges, and closed that part of the investigation. The U.S. Attorney also placed the portion of its investigation related to Flight 261 on inactive status, with the possibility of reactivating and reviewing the matter when the National Transportation Safety Board (NTSB) issued its final report on the accident. Accordingly, following the final NTSB hearing on the Flight 261 investigation in December 2002, the U.S. Attorney’s Office reactivated the matter in order to review it in light of the final NTSB report. In July 2003, the U.S. Attorney’s office informed Alaska that, after a review of all of the relevant information, it has concluded that the evidence does not warrant the filing of criminal charges and it has closed its investigation into the Flight 261 accident.

Flight 261 Litigation

Following the loss of Flight 261 on January 31, 2000, representatives of all 88 passengers and crew on board have filed cases against Alaska, the Boeing Company, and others. All but one of these lawsuits have been fully and finally resolved and Alaska continues in its efforts to settle the remaining case. The remaining lawsuit is scheduled to be sent back for a damages-only trial in federal court in Los Angeles. Consistent with industry standards, we maintain insurance against aircraft accidents.

Management believes the ultimate disposition of the above matters is not likely to materially affect our financial position or results of operations. This forward-looking statement is based on management’s current understanding of the relevant law and facts; it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

We are also a party to other ordinary routine litigation incidental to our business and with respect to which no material liability is expected.

Note 7. U.S. Government Compensation

On April 16, 2003, the Emergency Wartime Supplemental Appropriations Act (the Act) was signed into legislation. The Act includes $2.3 billion of one-time cash payments to air carriers, allocated based on each carrier’s share of security fees remitted and carrier fees paid to the Transportation Security Administration (TSA) since its inception in February 2002. Additionally, passenger security fees will not be imposed by the TSA during the period July 1, 2003 through September 30, 2003. In May 2003, we received our share of the one-time cash grant in the amount of $52.8 million.

Alaska Airlines Financial and Statistical Data

	Three Months Ended June 30					Six Months Ended June 30

					%				%
Financial Data (in millions):	2002		2003		Change	2002	2003		Change

Operating Revenues:
Passenger	$433.6		$460.6		6.2%	$807.6	$847.6		5.0%
Freight and mail	20.0		21.0		5.0%	35.9	38.4		7.0%
Other - net	25.1		29.0		15.5%	47.4	51.6		8.9%

Total Operating Revenues	478.7		510.6		6.7%	890.9	937.6		5.2%

Operating Expenses:
Wages and benefits	174.5		192.0		10.0%	340.2	380.0		11.7%
Contracted services	19.4		19.7		1.5%	41.2	40.4		-1.9%
Aircraft fuel	64.2		69.1		7.6%	119.4	146.0		22.3%
Aircraft maintenance	36.1		44.6		23.5%	71.7	82.5		15.1%
Aircraft rent	31.8		31.2		-1.9%	63.6	61.7		-3.0%
Food and beverage service	16.2		14.9		-8.0%	30.1	27.8		-7.6%
Commissions	14.2		12.2		-14.1%	28.4	20.4		-28.2%
Other selling expenses	27.8		23.3		-16.2%	52.7	45.2		-14.2%
Depreciation and amortization	28.5		29.6		3.9%	56.7	58.1		2.5%
Loss on sale of assets	0.2		0.2		NM	0.2	0.5		NM
Landing fees and other rentals	28.5		31.2		9.5%	52.1	59.9		15.0%
Other	37.5		34.3		-8.5%	73.8	68.4		-7.3%

Total Operating Expenses	478.9		502.3		4.9%	930.1	990.9		6.5%

Operating Income (Loss)	(0.2)		8.3		NM	(39.2)	(53.3)		36.0%

Interest income	6.1		4.5			11.1	5.7
Interest expense	(11.6)		(11.4)			(23.5)	(22.7)
Interest capitalized	0.4		0.4			0.5	1.1
U.S. government compensation	0.1		52.8			0.1	52.8
Other - net	5.1		5.0			9.2	5.4

	0.1		51.3			(2.6)	42.3

Income (Loss) Before Income Tax and Accounting Change	$(0.1)		$59.6		NM	$(41.8)	$(11.0)		-73.7%

Operating Statistics:
Revenue passengers (000)	3,616		3,797		5.0%	6,809	7,055		3.6%
RPMs (000,000)	3,372		3,678		9.1%	6,349	6,821		7.4%
ASMs (000,000)	4,929		5,209		5.7%	9,396	9,918		5.6%
Passenger load factor	68.4%		70.6%		2.2 pts	67.6%	68.8%		1.2 pts
Breakeven load factor	69.5%		70.2%		0.7 pts	72.9%	74.9%		2.0 pts
Yield per passenger mile	12.86	¢	12.52	¢	-2.6%	12.72 ¢	12.43	¢	-2.3%
Operating revenue per ASM	9.71	¢	9.80	¢	0.9%	9.48 ¢	9.45	¢	-0.3%
Operating expenses per ASM (a)	9.72	¢	9.64	¢	-0.8%	9.90 ¢	9.99	¢	0.9%
Operating expenses per ASM excluding fuel (a)	8.41	¢	8.32	¢	-1.2%	8.63 ¢	8.52	¢	-1.3%
Fuel cost per gallon	78.0	¢	82.0	¢	5.1%	75.9 ¢	90.2	¢	18.8%
Fuel gallons (000,000)	82.3		84.3		2.4%	157.3	161.9		2.9%
Average number of employees	10,222		10,136		-0.8%	10,019	10,062		0.4%
Aircraft utilization (blk hrs/day)	10.8		10.5		-2.8%	10.4	10.4		0.0%
Operating fleet at period-end	102		110		7.8%	102	110		7.8%

NM = Not Meaningful

(a)  See Note 1 on Page 15.

Note 1:

Pursuant to new guidelines issued by the Securities and Exchange Commission, we are providing the following reconciliation of non-GAAP performance indicators to their comparable financial measures reported on a GAAP basis. Our disclosure of operating expenses and operating expenses per available seat mile, excluding fuel, provides us the ability to measure and monitor our performance both with and without the cost of aircraft fuel as both the cost and availability of fuel are subject to economic and political factors beyond our control. We also believe that disclosing earnings (loss) and diluted earnings (loss) per share excluding reimbursements received from the government and the write-off of goodwill is useful to investors because it helps them see what our results would have been had these non-recurring items not been present. The following table reconciles operating expenses excluding fuel and operating expense per ASM excluding fuel for Alaska Airlines, Inc.:

Alaska Airlines, Inc.:

	Three Months Ended June 30,				Six Months Ended June 30,

($ in millions)	2002		2003		2002		2003

Operating expenses	$478.9		$502.3		$930.1		$990.9
ASMs (000,000)	4,929		5,209		9,396		9,918
Operating expenses per ASM	9.72	¢	9.64	¢	9.90	¢	9.99	¢

Operating expenses	$478.9		$502.3		$930.1		$990.9
Less: aircraft fuel	64.2		69.1		119.4		146.0

Operating expenses excluding fuel	$414.7		$433.2		$810.7		$844.9
ASMs (000,000)	4,929		5,209		9,396		9,918
Operating expenses per ASM excluding fuel	8.41	¢	8.32	¢	8.63	¢	8.52	¢

The following table summarizes Alaska Airlines, Inc.’s net earnings (loss) during 2002 and 2003 excluding the change in accounting principle relating to goodwill and the receipt of government compensation and as reported in accordance with GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Net income (loss) excluding non-recurring items	($0.8)	$4.2	($27.7)	($40.9)
Change in accounting principle relating to goodwill	—	—	($12.5)	—
Government compensation, net of tax	—	32.6	—	32.6

Reported GAAP amounts	($0.8)	$36.8	($40.2)	($8.3)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q. All statements in the following discussion that are not reports of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note.

References in this Quarterly Report on Form 10-Q to “Air Group,” “the Company,” “we,” “us” and “our” refer to Alaska Air Group, Inc. and its subsidiaries, unless otherwise specified. Alaska Airlines, Inc. and Horizon Air Industries, Inc. are referred to as “Alaska” and “Horizon,” respectively, and together as our “airlines.”

General information about us can be found at www.alaskaair.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with the SEC.

Summary

Weak economic conditions, continued U.S. involvement in the Middle East and the negative impact resulting from the 2001 terrorist attacks have adversely impacted our business and the airline industry. In an attempt to mitigate these negative impacts, in 2002 and throughout the first and second quarters of 2003, we have engaged in an extensive cost reduction and revenue enhancement initiatives involving the review of every aspect of our operations. In June 2003, we met with leaders of our labor unions to begin a dialog over how we and our labor groups can work cooperatively to better position us for growth and success. Our meetings focused on our desire to achieve a cost structure that enables us to offer customers the services they want at fares they are willing to pay; to earn a reasonable profit; to grow our business and take advantage of opportunities; and to secure the futures of as many of our employees as possible. We are seeking to lower our operating cost per available seat mile, excluding fuel, to 7.25 cents by 2005. However, this is our goal and should not be viewed as a prediction of future performance.

As discussed in Note 7 to the unaudited interim financial statements, on April 16, 2003, the Emergency Wartime Supplemental Appropriations Act (the Act) was signed into legislation. The Act includes $2.3 billion of one-time cash payments to air carriers, allocated based on each carrier’s share of security fees remitted and carrier fees paid to the Transportation Security Administration (TSA) since its inception in February 2002. Additionally, passenger security fees will not be imposed by the TSA during the period July 1, 2003 through September 30, 2003. In May 2003, we received our share of the one-time cash grant in the amount of $52.8 million.

Results of Operations

Second Quarter 2003 Compared with Second Quarter 2002

During the second quarter 2003, we reported net income of $36.8 million, compared to a net loss of $2.0 million in 2002. We received $52.8 million in government assistance during the second quarter 2003 which positively impacted our results. Without this assistance, our net income would have been

$4.2 million. We recorded operating and pre-tax income of $8.3 million and $59.6 million, respectively, in 2003 versus operating and pre-tax losses of $0.2 million and $0.1 million, respectively, in 2002. Financial and statistical data is shown on page 14. A discussion of the three month data follows. On page 15, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measure. To help enhance the comparability of our financial performance, we use non-GAAP financial information such as operating expenses excluding fuel and earnings per share excluding government compensation and change in accounting principle related to goodwill.

Alaska Airlines Revenues

Operating revenues increased $31.9 million, or 6.7%, during 2003 as compared to 2002. For the quarter, available seat miles (ASM’s or Capacity) increased 5.7% and revenue passenger miles (RPM’s or Traffic) increased 9.1% as compared to the same period in 2002. Capacity increased 3.2% in April, 4.6% in May and 9.1% in June as compared to the same periods in 2002. The capacity increases are primarily due to the addition of service to new cities (Boston, Denver, Newark and Miami) and an increase in service in the Mexico, Pacific Northwest and Intra-California markets, partially offset by lower capacity in the Bay Area, Arizona and Northern Alaska. Traffic increases primarily reflect service to new cities and traffic increases in the Pacific Northwest, Intra-California, Nevada, Mexico and Arizona markets, partially offset by decreases in traffic in Northern Alaska, the Bay Area, and Southeast Alaska. Passenger load factor for the quarter increased 2.2 percentage points, to 70.6%, as compared to the same period in 2002.

Yield per passenger mile was down 2.6% due to a combination of fewer business fares and a drop off in demand caused by continued hostilities in the Middle East and weak economic conditions. Higher traffic combined with lower yields resulted in a $27.0 million, or 6.2%, increase in passenger revenues.

Freight and mail revenues increased $1.0 million, or 5.0%, due to higher freight and mail volumes attributable to a reduction of security restrictions. Other-net revenues increased $3.9 million, or 15.5%, due largely to increased revenue from the sale of miles in Alaska’s frequent flyer program.

Alaska Airlines Expenses

For the quarter, total operating expenses increased $23.4 million, or 4.9%, as compared to the same period in 2002. This increase is due largely to the 5.7% increase in capacity combined with higher fuel, maintenance and wages and benefits costs, partially offset by lower commissions and other selling expenses. Operating expense per ASM excluding fuel decreased 1.2% as compared to the same period in 2002. Operating expense per ASM excluding fuel provides management and investors the ability to measure and monitor our performance absent the significant price volatility of fuel (see reconciliation of reported non-GAAP financial measures at page 15). Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $17.5 million, or 10.0%, during the quarter as compared to 2002. Approximately $12.9 million of this increase reflects higher benefits, resulting from increases in pension costs of approximately $9.7 million and higher health insurance and workers’ compensation costs. The remaining $4.6 million increase reflects wage rate increases of 4.5%, partially offset by a 0.8% decrease in the number of employees.

•	Aircraft fuel increased $4.9 million, or 7.6%, due to a 5.1% increase in the fuel cost per gallon and a 2.4% increase in fuel gallons consumed. Air Group’s fuel hedging program resulted in Alaska recognizing $5.7 million in hedging gains during the second quarter of 2003, of which $4.8 million is reflected in aircraft fuel and $0.9 million is reflected in Other-net. For the remainder of 2003, Air Group has fuel hedges in place for 35% of its expected fuel consumption, principally crude oil swaps at prices below $22 per barrel. In 2004 and 2005, Alaska has crude oil options in place to hedge 12% and 5%, respectively, of its expected fuel consumption at prices ranging from $24 to $29 per barrel.

•	Aircraft maintenance increased $8.5 million, or 23.5%, due to increases in the number of outside airframe and engine checks and other outside repairs.

•	Commissions decreased $2.0 million, or 14.1%, due primarily to the elimination of travel agent base commissions starting in June 2002, and the continuing shift to direct sales channels, offset by an increase in incentive payments to Horizon. In 2003, 45.4% of Air Group ticket sales were made through traditional travel agents, compared to 51.1% in 2002. In 2003, 26.9% of the ticket sales were made through Alaska’s Internet web site, www.alaskaair.com, compared to 20.5% in 2002.

•	Other selling expenses decreased $4.5 million, or 16.2%, due to less advertising spending in 2003 compared to 2002, partially offset by increased Mileage Plan redemptions.

•	Landing fees and other rentals increased $2.7 million, or 9.5%, due to higher landing fee rates at our new stations and higher rental rates in several of our large airport locations.

•	Other expense decreased $3.2 million, or 8.5%, primarily reflecting lower expenditures for insurance, property taxes, supplies and passenger remuneration, partially offset by an increase in expenditures for professional services. Insurance expense decreases are a reflection of several factors including lower cost coverage from government aviation insurance programs and competitive pressures in the aviation insurance market. However, aviation insurance remains substantially higher than before September 11, 2001.

Nonoperating Income (Expense)

Net nonoperating items were $0.1 million and $51.3 million income in 2002 and 2003, respectively. The 2003 results include $52.8 million received in connection with the government reimbursement of security fees remitted and carrier fees paid under the Act. Interest income decreased $1.6 million due to lower interest rates in 2003. Interest expense (net of capitalized interest) decreased $0.2 million, or 1.8%, due to lower variable interest rates in 2003.

Other-net includes $5.0 million and $0.9 million in hedging gains resulting from hedge ineffectiveness on fuel hedging contracts in 2002 and 2003, respectively. Also included in 2003 Other-net is an insurance recovery of $3.1 million related to legal fees associated with the U.S. Attorney investigation in Oakland.

Six Months 2003 Compared with Six Months 2002

Our net loss for the first six months of 2003 was $8.3 million, compared with a net loss of $3.1 million in 2002. Our 2003 net loss includes $52.8 million received in connection with government assistance received under the Act. Our 2002 net loss includes $12.5 million related to the write-off of goodwill in connection with the adoption of SFAS No. 142 (see discussion in Note 1 in the Notes to Financial Statements). Excluding the government compensation received in 2003 and the goodwill write-off in 2002, our net loss for the six months ended 2003 was $40.9 million compared to $27.7 million for 2002.

Our operating loss for the first six months of 2003 was $53.3 million compared to an operating loss of $39.2 million for 2002. Our pre-tax loss for the first six months of 2003 was $11.0 million compared with a pre-tax loss before accounting change of $41.8 million for 2002. Financial and statistical data comparisons are shown on page 14. A discussion of the six month data follows. On page 15, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measures.

Alaska Airlines Revenues

Operating revenue increased $46.7 million, or 5.2%, during the first six months of 2003 as compared to the same period in 2002. For the six months ended June 30, 2003, capacity increased 5.6% and traffic increased 7.4% as compared to the same period in 2002. The capacity increases are primarily due to the addition of service to new cities (Boston, Denver, Newark, Washington D.C. and Miami) and an increase in service in Mexico, Canada and the Intra-Californian markets, partially offset by lower capacity in virtually all other markets. Traffic increases primarily reflect service to new cities and traffic increases in the Pacific Northwest, Intra-California, Mexico, and Nevada, partially offset by decreases in traffic in the Bay Area, Northern Alaska and Arizona. Passenger load factor increased 1.2 percentage points to 68.8% during the first six months of 2003 as compared to 2002.

Yield per passenger mile decreased 2.3% due to a combination of fewer business travelers and a drop off in demand caused by the continued hostilities in the Middle East and weak economic conditions. Higher traffic combined with lower yields resulted in a $40.0 million, or 5.0%, increase in passenger revenues.

Freight and mail revenues increased $2.5 million, or 7.0%, due principally to higher freight and mail volumes attributable to a reduction of security restrictions. Other-net revenues increased $4.2 million, or 8.9%, due largely to increased revenue from the redemption of miles in Alaska’s frequent flyer program.

Alaska Airlines Expenses

For the six months ending June 30, 2003, total operating expenses increased $60.8 million, or 6.5%, as compared to the same period in 2002. This increase is due largely to a 5.6% increase in ASMs combined with higher fuel, maintenance and wages and benefits costs. Operating expense per ASM excluding fuel decreased 1.3% as compared to the same period in 2002. Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $39.8 million, or 11.7%, for the first six months of 2003 as compared to 2002. Approximately $26.0 million of this increase reflects higher benefits, resulting from increases in pension costs of approximately $19.0 million and higher health insurance and workers’ compensation costs. The remaining $13.8 million increase reflects wage rate increases and a 0.4% increase in the average number of employees.

•	Aircraft fuel increased $26.6 million, or 22.3%, due to an 18.8% increase in the fuel cost per gallon and a 2.9% increase in fuel gallons consumed. Air Group’s fuel hedging program resulted in Alaska recognizing $14.2 million in hedging gains during the first half of 2003, of which $12.6 million is reflected in aircraft fuel and $1.6 million is reflected in other-net. For the remainder of 2003, Air Group has fuel hedges in place for 35% of its expected fuel consumption, principally crude oil swaps at prices below $22 per barrel. In 2004 and 2005, Alaska has crude oil options in place to hedge 12% and 5%, respectively, of its expected fuel consumption at prices ranging from $24 to $29 per barrel.

•	Aircraft maintenance increased $10.8 million, or 15.1%, due to increases in the number of outside airframe and engine checks and other outside repairs.

•	Commissions decreased $8.0 million, or 28.2%, due primarily to the elimination of travel agent base commissions starting in June 2002, and the continuing shift to direct sales channels, offset by an increase in incentive payments to Horizon. In 2003, 45.9% of Air Group ticket sales were made through traditional travel agents, compared to 49.8% in 2002. In 2003, 25.9% of the ticket sales were made through Alaska’s Internet web site compared to 19.6% in 2002.

•	Other selling expenses decreased $7.5 million, or 14.2%, due principally to lower computer reservation system costs, Mileage Plan costs and advertising costs, partially offset by an increase in credit card commissions.

•	Landing fees and other rentals increased $7.8 million, or 15.0%. The higher rates reflect modest volume growth and an increase in airports’ cost of operations, including facility expansion initiatives, and increased costs for security.

•	Other expense decreased $5.4 million, or 7.3%, primarily reflecting lower expenditures for insurance, data lines and other communication services and property taxes, partially offset by an increase in expenditures for professional services and per diems. Insurance expense decreases are a reflection of several factors including lower cost coverage from government aviation insurance programs and competitive pressures in the aviation insurance market. However, aviation insurance remains substantially higher than before September 11, 2001.

Nonoperating Income (Expense)

Net nonoperating items were $2.6 million expense and $42.3 million income in 2002 and 2003, respectively. The 2003 results include $52.8 million received in connection with the government reimbursement of security fees remitted and carrier fees paid under the Act. Interest income decreased $5.4 million due principally to lower interest rates and an adjustment of premium and discount amortization on our marketable securities portfolio. Interest expense (net of capitalized interest) increased $1.4 million, or 6.1%, due primarily to increases in debt (See Note 7 in the Notes to Financial Statements).

Other-net includes $6.8 million and $1.6 million in hedging gains resulting from hedge ineffectiveness on fuel hedging contracts in 2002 and 2003, respectively. Also included in 2003 Other-net is an insurance recovery of $3.1 million in connection with legal fees associated with the U.S. Attorney investigation in Oakland.

Income Tax Benefit

Accounting standards require us to provide for income taxes each quarter based on our estimate of the effective tax rate for the full year. The volatility of air fares and fuel prices and the seasonality of our business make it difficult to accurately forecast full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as employee per diem costs. In estimating the 24.5% tax rate for 2003, we considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and our forecast of pretax income. We evaluate this rate each quarter and make adjustments when necessary.

Critical Accounting Policies

For more information on our critical accounting policies, see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2002.

Liquidity and Capital Resources

The table below presents the major indicators of financial condition and liquidity.

	December 31, 2002	June 30, 2003	Change

	(In millions, except debt-to-capital amounts)
Cash and marketable securities	$635.7	$721.3	$85.6
Working capital	240.0	272.8	32.8
Long-term debt and capital lease obligations*	856.7	929.8	73.1
Shareholders’ equity	569.7	619.9	50.2
Debt-to-capital*	60%:40%	60%:40%	NA
Debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent*	75%:25%	74%:26%	NA
* Excludes current portion of long-term debt and capital lease obligations

We have various options available to meet our capital and operating commitments in 2003, including cash and marketable securities on hand at June 30, 2003 of $721.3 million. In addition, to supplement cash requirements, we periodically consider various borrowing or leasing options. In the first quarter of 2003, we received $60.0 million and $63.6 million, respectfully, from Air Group in connection with a capital contribution and issuance of senior notes due 2023 (See discussion in Note 4 and Note 5 in the Notes to Financial Statements). Funds from these transactions are expected to provide additional liquidity to be used in our operations.

During the first six months of 2003, our shareholders’ equity increased $50.2 million, primarily reflecting the $60 million capital contribution from Air Group, partially offset by out net loss of $8.3 million.

During the first six months of 2003, our cash and marketable securities increased by $85.6 million to $721.3 million at June 30, 2003. This increase reflects cash provided by operating and financing activities of $157.9 million and $146.4 million, respectively, partially offset by cash used in investing activities, excluding the purchase of marketable securities, of $271.8 million.

Cash Provided by Operating Activities

During the first six months of 2003, operating activities provided $157.9 million of cash, primarily reflecting depreciation and amortization of $85.9 million and increases in air traffic liability, other current liabilities and deferred revenue and other-net of $86.7 million, $14.6 million and $34.3 million, respectively, partially offset by our net loss of $8.3 million and an increase in accounts receivable of $55.8 million..

Cash Used in Investing Activities

During the first six months of 2003, cash used in investing activities totaled $458.8 million, primarily reflecting capital expenditures of $215.6 million, restricted cash deposits and other of $4.8 million and an increase in marketable securities of $238.9 million, partially offset by cash provided by disposition of assets of $0.5 million.

Cash Provided by Financing Activities

In 2003, cash provided by financing activities was $146.4 million, reflecting a capital contribution received from Air Group of $60.0 million and new debt issuances of $128.6 million, partially offset by long-term debt and capital lease payments of $42.2 million. During the second quarter of 2003, we issued $65.0 million of debt secured by flight equipment, having interest rates that vary with LIBOR and payment terms of 15 years. On March 21, 2003, we received $63.6 million from Air Group in connection with the issuance of senior notes due 2023. See Note 4 in the Notes to the Financial Statements.

Commitments - At June 30, 2003, we had firm orders for 14 aircraft requiring aggregate payments of approximately $152.1 million, as set forth below. In addition, we have options to acquire 26 additional B737’s. We expect to finance the new planes with leases, long-term debt or internally generated cash. During the second quarter of 2003, we deferred the delivery of two Boeing 737-900’s from 2004 to 2005. The following table summarizes aircraft deliveries by year and payments from July 1, 2003 to December 31, 2003, and by fiscal year thereafter:

	Delivery Period - Firm Orders

				Beyond
Aircraft	2003	2004	2005	2005	Total

Boeing 737-700	6	—	—	—	6
Boeing 737-900	5	1	2	—	8

Total	11	1	2	—	14

Payments (Millions)	$46.4	$50.6	$55.1	—	$152.1

     We are party to a purchase agreement with an aircraft manufacturer. Under the agreement, upon commitment to purchase the aircraft, we must make deposits to the manufacturer for a portion of the purchase price of the aircraft, with the remainder of the purchase price due at delivery. Concurrent with this agreement, the manufacturer has an agreement with a Trust wherein the Trust makes deposits to the manufacturer of additional pre-delivery deposits for the aircraft. Under certain specified events, including default by the Trust, we may be required to pay the manufacturer the amounts paid by the Trust in order to retain the right to purchase the aircraft. We make monthly payments to the Trust related to the advances made by the Trust to the manufacturer, which are capitalized as part of the aircraft cost. The Trust is reimbursed for its advances on or before the delivery of the applicable aircraft. As of June 30, 2003, our obligations relating to such advances equaled approximately $17.4 million and $11.6 million for the remainder of 2003 and for 2004, respectively. These amounts are included as aircraft purchase commitments in the summary of contractual obligations below.

The following table is a summary of our material contractual obligations for July 1, 2003 to December 31, 2003 and by fiscal year thereafter:

	Contractual Payments Due by Period

						Beyond
(in millions)	2003	2004	2005	2006	2007	2007	Total

Long-term debt	$27.4	$194.8	$42.0	$44.9	$47.5	$625.2	$981.8
Capital lease obligations	1.7	8.0	—	—	—	—	9.7
Operating lease commitments	74.0	136.6	124.8	115.9	98.9	658.0	1,208.2
Aircraft purchase commitments	46.4	50.6	55.1	—	—	—	152.1

Total	$149.5	$390.0	$221.9	$160.8	$146.4	$1,283.2	$2,351.8

New Accounting Standards – In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which requires the consolidation of variable interest entities, as defined. This Interpretation is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective July 1, 2003. While we are still evaluating the impact of this Interpretation, we currently do not believe that any entities will be consolidated as a result of Interpretation No. 46.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. During the fourth quarter of 2002, we adopted the disclosure provisions of SFAS 148 and we are currently evaluating SFAS No. 148 to determine if we will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to transition to that method.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and certain hedging activities under Statement 133. SFAS No. 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how we would classify and measure financial instruments with characteristics of both liabilities and equity and requires us to classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). SFAS No. 150 also revises the definition of a liability to encompass obligations that we can or must settle by issuing equity shares, depending on the nature of the relationship established between us and a holder of our stock. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have any impact on our financial condition or results of operations.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

During the second quarter of 2003, we issued $65.0 million of debt secured by flight equipment, having interest rates that vary with LIBOR and payment terms of 15 years.

On March 21, 2003, we received $63.6 million from Air Group in connection with the issuance of senior notes due 2023. See Note 4 in the Notes to Financial Statements.

We utilize financial derivative instruments as hedges to decrease our exposure to jet fuel price changes. We account for our fuel hedge derivative instruments as cash flow hedges as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. At June 30, 2003, we had crude oil option agreements in place to hedge approximately 35%, 12% and 5% of our expected jet fuel requirements in 2003, 2004 and 2005, respectively. Prices of these agreements range from $22 to $29 per barrel. Under SFAS No. 133, all changes in fair value that are considered to be effective are recorded in accumulated other comprehensive income (loss) until the underlying jet fuel is consumed. The fair value of our hedge instruments at June 30, 2003 was approximately $11.6 million ($11.1 million in prepaid expenses and other current assets and $0.6 million in other assets) in our balance sheet as of June 30, 2003.

During the three months ended June 30, 2002 and 2003, we recognized $1.3 million and $4.8 million in realized hedging gains, respectively. During the six months ended June 30, 2002 and June 30, 2003, we recognized $0.8 million and $12.6 million in realized hedging gains, respectively. These amounts are reflected in aircraft fuel in our statement of operations.

During the three months ended June 30, 2003 and 2003, we recorded $5.0 million and $0.9 million, respectively, in gains related to the ineffectiveness of our hedges. During the six months ended June 30, 2002 and June 30, 2003, we recorded $6.8 million and $1.6 million, respectively, in gains related to the ineffectiveness of our hedges. These amounts are recorded as non-operating income (expense) in other-net in our statement of operations.

In the first six months of 2003, we recorded a net loss of $2.3 million, net of tax, in other comprehensive income (loss) in our balance sheet. This amount includes the change in effectiveness as related to the change in fair market value for future derivative hedge instruments and the removal of the effective portion of derivative hedge instruments that matured during the first six months.

ITEM 4. Controls and Procedures

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively the “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is communicated to our certifying officers on a timely basis.

Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective taking into consideration the size and nature of our business and operations.

We have made no significant changes in our internal controls or in other factors that could significantly affect our internal controls since the end of the fiscal quarter reported on by this Quarterly Report on Form 10-Q.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Oakland Maintenance Investigation

In December 1998, the U.S. Attorney for the Northern District of California initiated a grand jury investigation concerning certain 1998 maintenance activities at our Oakland maintenance base. The investigation was expanded to include the aircraft involved in the loss of Flight 261 in January 2000. The Federal Aviation Administration (FAA) separately proposed a civil penalty in connection with the 1998 maintenance activities, which we and the FAA have settled for an agreed amount. In December 2001, the U.S. Attorney notified us that the evidence it had gathered relative to the 1998 maintenance activities did not warrant the filing of criminal charges, and closed that part of the investigation. The U.S. Attorney also placed the portion of its investigation related to Flight 261 on inactive status, with the possibility of reactivating and reviewing the matter when the National Transportation Safety Board (NTSB) issued its final report on the accident. Accordingly, following the final NTSB hearing on the Flight 261 investigation in December 2002, the U.S. Attorney’s Office reactivated the matter in order to review it in light of the final NTSB report. In July 2003, the U.S. Attorney’s office informed us that, after a review of all of the relevant information, it has concluded that the evidence does not warrant the filing of criminal charges and it has closed its investigation into the Flight 261 accident.

Flight 261 Litigation

Following the loss of Flight 261 on January 31, 2000, representatives of all 88 passengers and crew on board have filed cases against us, the Boeing Company, and others. All but one of these lawsuits have been fully and finally resolved and Alaska continues in its efforts to settle the remaining case. The remaining lawsuit is scheduled to be sent back for a damages-only trial in federal court in Los Angeles. Consistent with industry standards, we maintain insurance against aircraft accidents.

Management believes the ultimate disposition of the above matters is not likely to materially affect our financial position or results of operations. This forward-looking statement is based on management’s current understanding of the relevant law and facts; it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

We are also a party to other ordinary routine litigation incidental to our business and with respect to which no material liability is expected.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	On June 25, 2003, a report on Form 8-K was filed to incorporate a press release filed on June 24, 2003 announcing Alaska Airlines, Inc.’s meetings with labor unions to discuss its vision for the future.

(b)	Exhibit 31.1- Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

(c)	Exhibit 31.2- Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(d)	Exhibit 32.1-Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

(e)	Exhibit 32.2- Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        ALASKA AIRLINES, INC.

Registrant

Date: August 8, 2003

/s/ Terri K. Maupin

Terri K. Maupin
Staff Vice President/Finance and Controller

/s/ Bradley D. Tilden

Bradley D. Tilden
Executive Vice President/Finance and Chief Financial Officer