Form 10-Q
period 2003-09-30
ALASKA AIRLINES INC
filed 2003-11-14
CIK 3202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003.
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     The registrant has 500 common shares, par value $1.00, outstanding at October 31, 2003.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure About Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 6.	Exhibits and Reports on Form 8-K
Signatures

Cautionary Note regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q may contain forward-looking statements that are based on the best information currently available to management. These forward-looking statements are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and involve known and unknown risks and uncertainties that may cause our actual results or performance to be materially different from those indicated by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “forecast,” “may,” “will,” “could,” “should,” “expect,” “plan,” “believe,” “potential” or other similar words indicating future events or contingencies. Some of the things that could cause our actual results to differ from our expectations are: economic conditions; the continued impact of terrorist attacks, global instability and potential U.S. military involvement; our significant indebtedness; downgrades of our credit ratings; the competitive environment and other trends in our industry; changes in laws and regulations; changes in our operating costs including fuel; changes in our business plans; interest rates and the availability of financing; liability and other claims asserted against us; labor disputes; our ability to attract and retain qualified personnel; and inflation. For a discussion of these and other risk factors, review the information under the caption “Risk Factors” in Amendment No. 1 to our Registration Statement on Form S-1 filed August 23, 2003 as well as Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. All of the forward-looking statements are qualified in their entirety by reference to the risk factors discussed therein. These risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict such new risk factors, nor can it assess the impact, if any, of such new risk factors on our business or events described in any forward-looking statements. We disclaim any obligation to publicly update or revise any forward-looking statements after the date of this report to conform them to actual results.

PART I. FINANCIAL STATEMENTS
ITEM 1. Financial Statements
BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

ASSETS

	December 31,	September 30,
(In Millions)	2002	2003

Current Assets
Cash and cash equivalents	$268.9	$221.3
Marketable securities	366.8	526.9
Receivables from related companies	126.7	154.3
Receivables - net	81.8	97.6
Inventories and supplies - net	38.3	34.8
Deferred income taxes	60.2	83.9
Prepaid expenses and other current assets	47.5	34.9

Total Current Assets	990.2	1,153.7

Property and Equipment
Flight equipment	1,945.5	2,183.1
Other property and equipment	359.3	376.7
Deposits for future flight equipment	64.7	32.6

	2,369.5	2,592.4
Less accumulated depreciation and amortization	709.4	788.6

Total Property and Equipment - Net	1,660.1	1,803.8

Intangible Assets	50.9	50.9

Other Assets	49.9	64.3

Total Assets	$2,751.1	$3,072.7

See accompanying notes to financial statements.

BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER’S EQUITY

	December 31,	September 30,
(In Millions)	2002	2003

Current Liabilities
Accounts payable	$118.5	$106.5
Payables to related companies	1.7	3.8
Accrued aircraft rent	67.5	64.9
Accrued wages, vacation and payroll taxes	76.3	74.9
Other accrued liabilities	226.5	263.6
Air traffic liability	211.1	265.3
Current portion of long-term debt and capital lease obligations	48.6	55.7

Total Current Liabilities	750.2	834.7

Long-Term Debt and Capital Lease Obligations	856.7	954.6

Other Liabilities and Credits
Deferred income taxes	153.7	193.3
Deferred revenue	224.5	232.1
Other liabilities	196.3	210.2

	574.5	635.6

Shareholder’s Equity
Common stock, $1 par value
Authorized: 1,000 shares
Issued: 2001 and 2002 - 500 shares	—	—
Capital in excess of par value	324.8	384.8
Accumulated other comprehensive income (loss)	(82.0)	(85.2)
Retained earnings	326.9	348.2

	569.7	647.8

Total Liabilities and Shareholder’s Equity	$2,751.1	$3,072.7

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
Alaska Airlines, Inc.

Three Months Ended September 30
(In Millions)	2002	2003

Operating Revenues
Passenger	$468.0	$532.5
Freight and mail	19.7	21.4
Other - net	24.7	31.4

Total Operating Revenues	512.4	585.3

Operating Expenses
Wages and benefits	184.9	198.7
Contracted services	18.9	20.5
Aircraft fuel	70.7	81.6
Aircraft maintenance	31.6	35.2
Aircraft rent	32.1	31.1
Food and beverage service	17.8	17.0
Commissions	13.2	17.6
Other selling expenses	26.1	25.8
Depreciation and amortization	29.2	29.7
Loss on sale of assets	0.5	0.8
Landing fees and other rentals	30.1	33.6
Other	38.5	34.5

Total Operating Expenses	493.6	526.1

Operating Income	18.8	59.2

Nonoperating Income (Expense)
Interest income	6.4	4.6
Interest expense	(11.3)	(11.2)
Interest capitalized	0.5	0.2
U.S. government compensation	0.2	—
Other - net	(1.5)	(2.7)

	(5.7)	(9.1)

Income before income tax	13.1	50.1
Income tax expense	4.2	20.5

Net Income	$8.9	$29.6

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
Alaska Airlines, Inc.

Nine Months Ended September 30
(In Millions)	2002	2003

Operating Revenues
Passenger	$1,275.5	$1,380.1
Freight and mail	55.6	59.8
Other - net	72.2	83.0

Total Operating Revenues	1,403.3	1,522.9

Operating Expenses
Wages and benefits	524.1	578.7
Contracted services	59.8	60.9
Aircraft fuel	190.1	227.6
Aircraft maintenance	103.3	117.7
Aircraft rent	95.7	92.8
Food and beverage service	47.9	44.8
Commissions	43.9	38.0
Other selling expenses	78.8	71.0
Depreciation and amortization	85.7	87.8
Loss on sale of assets	0.7	1.3
Landing fees and other rentals	82.2	93.5
Other	111.3	102.9

Total Operating Expenses	1,423.5	1,517.0

Operating Income (Loss)	(20.2)	5.9

Nonoperating Income (Expense)
Interest income	17.5	10.3
Interest expense	(35.0)	(33.9)
Interest capitalized	1.0	1.3
U.S. government compensation	0.3	52.8
Other - net	7.7	2.7

	(8.5)	33.2

Income (loss) before income tax and accounting change	(28.7)	39.1
Income tax expense (benefit)	(9.9)	17.8

Income (loss) before cumulative effect of accounting change	(18.8)	21.3
Cumulative effect of accounting change	(12.5)	—

Net Income (Loss)	$(31.3)	$21.3

See accompanying notes to financial statements.

STATEMENT OF SHAREHOLDER’S EQUITY (unaudited)
Alaska Airlines, Inc.

			Accumulated
		Capital in	Other
	Common	Excess of	Comprehensive	Retained
(In Millions)	Stock	Par Value	Income (Loss)	Earnings	Total

Balances at December 31, 2002	$—	$324.8	$(82.0)	$326.9	$569.7

Net income for the nine months ended September 30, 2003				21.3	21.3
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value			(3.6)
Reclassification to earnings			3.8
Income tax effect			(0.1)

			0.1		0.1

Related to fuel hedges:
Change in fair value			13.2
Reclassification to earnings			(18.6)
Income tax effect			2.1

			(3.3)		(3.3)

Total comprehensive loss					18.1
Capital contribution from Air Group		60.0			60.0

Balances at September 30, 2003	$—	$384.8	$(85.2)	$348.2	$647.8

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
Alaska Airlines, Inc.

Nine Months Ended September 30
(In Millions)	2002	2003

Cash flows from operating activities:
Net income (loss)	$(31.3)	$21.3
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change	12.5	—
Depreciation and amortization	85.9	87.8
Amortization of airframe and engine overhauls	44.8	44.0
Loss (gain) on marketable securities	—	(0.1)
Changes in derivative fair values	(4.7)	1.4
Loss on sale of assets	0.7	1.3
Decrease in deferred income taxes	(10.3)	17.9
Increase in accounts receivable - net	(30.6)	(43.1)
Decrease in prepaid expenses and other current assets	10.2	5.1
Increase in air traffic liability	11.3	54.2
Increase (decrease) in other current liabilities	(3.0)	23.3
Increase in deferred revenue and other-net	34.0	23.0

Net cash provided by operating activities	119.5	236.1

Cash flows from investing activities:
Proceeds from disposition of assets	1.2	0.5
Purchases of marketable securities	(457.1)	(695.3)
Sales and maturities of marketable securities	275.7	535.3
Property and equipment additions:
Aircraft purchase deposits	(18.6)	(7.5)
Capitalized overhauls	(35.6)	(45.4)
Aircraft	(36.8)	(194.4)
Other flight equipment	(5.8)	(8.9)
Other property	(32.3)	(21.6)
Aircraft deposits returned	22.4	1.2
Restricted deposits and other	(13.4)	(12.6)

Net cash used in investing activities	(300.3)	(448.7)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	25.5	160.6
Long-term debt and capital lease payments	(26.8)	(55.6)
Capital contribution from Air Group	—	60.0

Net cash provided by financing activities	(1.3)	165.0

Net change in cash and cash equivalents	(182.1)	(47.6)
Cash and cash equivalents at beginning of period	490.7	268.9

Cash and cash equivalents at end of period	$308.6	$221.3

Supplemental disclosure of cash paid (refunded) during the period for:
Interest (net of amount capitalized)	$32.1	$30.2
Income taxes	(16.1)	—

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
Alaska Airlines, Inc.

Note 1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim financial statements of Alaska Airlines, Inc. (Alaska) should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2002. As used in these Notes to Financial Statements, the terms “we”, “us”, “our” and similar terms refer to Alaska. These interim financial statements are unaudited and should be read in conjunction with the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments have been made which are necessary to present fairly our financial position as of September 30, 2003, as well as the results of our operations for the three and nine months ended September 30, 2002 and 2003. The adjustments made were of a normal recurring nature. We are a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group), whose principal subsidiaries are Alaska and Horizon Air Industries, Inc. (Horizon).

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Significant estimates made by us include assumptions used to record liabilities, expenses and revenue associated with our Mileage Plan, estimated useful lives of property and equipment and the amounts of certain accrued liabilities. Actual results may differ from our estimates.

Change in Accounting Principle

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” In connection with the adoption of this statement, we determined that all of our goodwill was impaired. As a result, effective January 1, 2002, we recorded a one-time, non-cash charge of $12.5 million to write-off all of our goodwill. This charge is reflected as a cumulative effect of accounting change in our statement of operations for the nine months ended September 30, 2002.

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, which requires the consolidation of variable interest entities, as defined. A variable interest entity is one in which a company absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected returns, or both, as a result of ownership, contractual or other financial interests in the entity. The principal characteristics of variable interest entities are (1) an insufficient amount of equity to absorb the entity’s expected losses, (2) equity owners as a group are not able to make decisions about the entity’s activities, or (3) equity that does not absorb the entity’s losses or receive the entity’s residual returns. This Interpretation is currently applicable to variable interest entities created after January 31, 2003. In October 2003, the FASB agreed to defer the effective date of FIN 46 to December 31, 2003 for variable interests held by public companies in entities that existed prior to February 1, 2003. This deferral is to allow time for implementation issues to be addressed through the issuance of a potential modification to the interpretation. The deferral revised the effective date for consolidation of these entities to the period ended December 31, 2003 for calendar year end companies. While we are still evaluating the impact of this Interpretation, we currently do not believe that any entities will be consolidated as a result of Interpretation No. 46.

Note 2. Stock Option Plans

We have three stock option plans that provide for the grant of options to purchase Air Group common stock at stipulated prices on the date of the grant to officers and employees of Air Group and its subsidiaries. We apply the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for these plans as the exercise price of options equals the fair market value on the date of grant.

The following table represents the effect of net income (loss) before accounting change and net income (loss) if we had applied the fair value based method and recognition provisions of SFAS No. 123 to our stock-based employee compensation (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2003	2002	2003

Income (loss) before accounting change:
As reported	$8.9	$29.6	$(18.8)	$21.3
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax	(1.2)	(1.1)	(3.6)	(3.7)

Pro forma income (loss) before accounting change	$7.7	$28.5	$(22.4)	$17.6

Net income (loss):
As reported	$8.9	$29.6	$(31.3)	21.3
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1.2)	(1.1)	(3.6)	(3.7)

Pro forma net income (loss)	$7.7	$28.5	$(34.9)	$17.6

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. During the fourth quarter of 2002, we adopted the disclosure provisions of SFAS No. 148 and we are currently evaluating SFAS No. 148 to determine if we will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when we will transition to that method. If we had adopted the prospective transition method as prescribed by SFAS No. 148 in the third quarter of 2003, compensation expense of $0.2 million and $0.5 million would have been recorded on an after-tax basis for the three and nine months ended September 30, 2003, respectively.

Note 3. Frequent Flyer Program

Alaska’s Mileage Plan liabilities are included under the following balance sheet captions (in millions):

	December 31, 2002	September 30, 2003

Current Liabilities:
Other accrued liabilities	$87.0	$106.3
Other Liabilities and Credits (non-current):
Deferred revenue	183.9	192.6
Other liabilities	32.1	23.7

Total	$303.0	$322.6

Note 4. Long-Term Debt and Capital Lease Obligations

At December 31, 2002, and September 30, 2003, long-term debt and capital lease obligations were as follows (in millions):

	December 31,	September 30,
	2002	2003

Fixed rate notes payable due through 2015	$439.9	$396.7
Variable rate notes payable due through 2018	453.6	541.6
Senior convertible notes due through 2023	—	63.6

Long-term debt	893.5	1,001.9
Capital lease obligations	11.8	8.4
Less current portion	(48.6)	(55.7)

	$856.7	$954.6

During the first nine months of 2003, we issued $97.0 million ($65.0 million in the second quarter of 2003 and $32.0 million in the third quarter of 2003) of debt secured by flight equipment, having interest rates that vary with LIBOR and payment terms ranging from 12 to 15 years.

On March 21, 2003, we received $63.6 million under a note with Air Group in connection with the issuance of senior notes due in 2023 (the Notes). The Notes bear interest for the first five years from the date of issuance at a variable rate of 3-month LIBOR plus 2.5% (3.64% at September 30, 2003). This interest is paid quarterly in arrears. Thereafter, the Notes will cease bearing cash interest and instead, the principal value of the Notes will increase daily by the unpaid interest which will be calculated at LIBOR plus 2.5%, up to a maximum of 5.25%.

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

Note 5. Related Company Transactions

On March 21, 2003, the Company received a capital contribution of $60.0 million from Air Group that is reflected in capital in excess of par value in our September 30, 2003 balance sheet.

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

We periodically loan Horizon funds at varying interest rates. All amounts are payable on demand. Interest income recognized related to the Horizon loans totaled $0.6 million for the quarters ended September 30, 2002 and 2003, respectively, and $1.6 million and $1.9 million for the nine months ended September 30, 2002 and 2003, respectively. At September 30, 2003, receivables from related companies include $94.4 million from Horizon, $9.9 million from AAGL and $50.0 million from Air Group.

Alaska has an agreement with Horizon, the Incentive Payment Program (IPP), to provide revenue sharing on certain markets. Under the IPP, Alaska makes a monthly payment to Horizon for markets that provide connecting traffic to Alaska but create losses for Horizon (the incentive markets). The payment is based on full-allocated cost for Horizon to provide the transportation service, plus a 5% mark-up. Incentive markets are analyzed quarterly and the monthly reimbursement amount is adjusted to reflect the prior quarter’s actual performance. Alaska made incentive payments to Horizon of $6.2 million and $13.8 million during each of the quarters ended September 30, 2002 and 2003, respectively, and $15.2 million and $28.7 million during the nine months ending September 30, 2002 and 2003, respectively. These amounts are reflected as commission expense in the statements of operations.

Alaska also provides certain services to Horizon for which Alaska receives payment from Horizon based on the cost of the services, including personnel expenses related to development and maintenance of alaskaair.com, the maintenance of telecommunications lines and related software, personnel and systems expenses to process Horizon’s revenue transactions, and printing and graphics services. Alaska also pays certain leasing and other facilities costs on Horizon’s behalf that are reimbursed monthly by Horizon. Total amounts received by Alaska from Horizon were $1.1 million and $2.4 million for the quarters ended September 30, 2002 and 2003, respectively. For the nine months ending September 30, 2002 and 2003, total amounts received by Alaska from Horizon were $3.2 million and $6.0 million, respectively.

In the normal course of business, Alaska and Horizon provide certain ground handling services to the other company. Charges for ground services provided by Alaska to Horizon totaled $0.5 million and $0.6 million for the quarters ended September 30, 2002 and 2003, respectively. For the nine months ending September 30, 2002 and 2003, charges for ground services provided by Alaska to Horizon totaled $1.2 million and $1.7 million, respectively. For the quarters ended September 30, 2002 and 2003, charges for ground services provided by Horizon to Alaska totaled $0.7 million and $1.2 million, respectively. For the nine months ending September 30, 2002 and 2003, charges for ground services provided by Horizon to Alaska totaled $2.0 million and $3.0 million, respectively.

Note 6. Contingencies

We are a party to ordinary routine litigation incidental to our business and with respect to which no material liability is expected. Management believes the ultimate disposition of these matters is not likely to materially affect our financial position or results of operations. This forward-looking statement is based on management’s current understanding of the relevant law and facts; it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

Note 7. U.S. Government Compensation

On April 16, 2003, the Emergency Wartime Supplemental Appropriations Act (the Act) was signed into legislation. The Act includes $2.3 billion of one-time cash payments to air carriers, allocated based on each carrier’s share of security fees remitted and carrier fees paid to the Transportation Security Administration (TSA) since its inception in February 2002. Additionally, passenger security fees were not imposed by the TSA and carrier fees were not paid during the period June 1, 2003 through September 30, 2003. In May 2003, we received our share of the one-time cash grant in the amount of $52.8 million.

In August 2003, we received $2.5 million from the Federal Aviation Administration in reimbursement of flight deck reinforcement expenditures. The reimbursement was recorded as an offset to our capital costs.

During the third quarter of 2002 we received $0.2 million under the Air Transportation Safety and System Stabilization Act to compensate the us for direct and incremental losses as a result of the September 11th terrorist attacks.

Alaska Airlines Financial and Statistical Data

	Three Months Ended September 30						Nine Months Ended September 30

					%					%
	2002		2003		Change		2002	2003		Change

Financial Data (in millions):
Operating Revenues:
Passenger	$468.0		$532.5		13.8%		$1,275.5	$1,380.1		8.2%
Freight and mail	19.7		21.4		8.6%		55.6	59.8		7.6%
Other - net	24.7		31.4		27.1%		72.2	83.0		15.0%

Total Operating Revenues	512.4		585.3		14.2%		1,403.3	1,522.9		8.5%

Operating Expenses:
Wages and benefits	184.9		198.7		7.5%		524.1	578.7		10.4%
Contracted services	18.9		20.5		8.5%		59.8	60.9		1.8%
Aircraft fuel	70.7		81.6		15.4%		190.1	227.6		19.7%
Aircraft maintenance	31.6		35.2		11.4%		103.3	117.7		13.9%
Aircraft rent	32.1		31.1		-3.1%		95.7	92.8		-3.0%
Food and beverage service	17.8		17.0		-4.5%		47.9	44.8		-6.5%
Commissions	13.2		17.6		33.3%		43.9	38.0		-13.4%
Other selling expenses	26.1		25.8		-1.1%		78.8	71.0		-9.9%
Depreciation and amortization	29.2		29.7		1.7%		85.7	87.8		2.5%
Loss on sale of assets	0.5		0.8		NM		0.7	1.3		NM
Landing fees and other rentals	30.1		33.6		11.6%		82.2	93.5		13.7%
Other	38.5		34.5		-10.4%		111.3	102.9		-7.5%

Total Operating Expenses	493.6		526.1		6.6%		1,423.5	1,517.0		6.6%

Operating Income (Loss)	18.8		59.2		NM		(20.2)	5.9		NM

Interest income	6.4		4.6				17.5	10.3
Interest expense	(11.3)		(11.2)				(35.0)	(33.9)
Interest capitalized	0.5		0.2				1.0	1.3
U.S. government compensation	0.2		—				0.3	52.8
Other - net	(1.5)		(2.7)				7.7	2.7

	(5.7)		(9.1)				(8.5)	33.2

Income (Loss) Before Income Tax and Accounting Change	$13.1		$50.1		NM		$(28.7)	$39.1		NM

Operating Statistics:
Revenue passengers (000)	3,978		4,280		7.6%		10,787	11,335		5.1%
RPMs (000,000)	3,673		4,126		12.3%		10,022	10,946		9.2%
ASMs (000,000)	5,207		5,693		9.3%		14,602	15,611		6.9%
Passenger load factor	70.5%		72.5%		2.0	pts	68.6%	70.1%		1.5	pts
Breakeven load factor	69.4%		65.9%		-3.5	pts	71.4%	71.6%		0.2	pts
Yield per passenger mile	12.74	¢	12.91	¢	1.3%		12.73 ¢	12.61	¢	-0.9%
Operating revenue per ASM	9.84	¢	10.28	¢	4.5%		9.61 ¢	9.76	¢	1.5%
Operating expenses per ASM (a)	9.48	¢	9.24	¢	-2.5%		9.75 ¢	9.72	¢	-0.3%
Operating expenses per ASM excluding fuel (a)	8.12	¢	7.81	¢	-3.9%		8.45 ¢	8.26	¢	-2.2%
Fuel cost per gallon	81.6	¢	88.7	¢	8.7%		77.9 ¢	89.6	¢	15.0%
Fuel gallons (000,000)	86.6		92.0		6.2%		243.9	253.9		4.1%
Average number of employees	10,465		10,114		-3.4%		10,167	10,079		-0.9%
Aircraft utilization (blk hrs/day)	11.2		11.1		-0.9%		10.7	10.6		-0.9%
Operating fleet at period-end	102		109		6.9%		102	109		6.9%

NM = Not Meaningful

(a) See Note 1 on Page 15

Note:

Certain reclassifications have been made to the September 30, 2002 statements of operations to conform to the September 30, 2003 presentation.

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

Alaska Airlines, Inc.:

($ in millions)	Three Months Ended September 30,				Nine Months Ended September 30,

	2002		2003		2002		2003

Operating expenses	$493.6		$526.1		$1,423.5		$1,517.0
ASMs (000,000)	5,207		5,693		14,602		15,611
Operating expenses per ASM	9.48	¢	9.24	¢	9.75	¢	9.72	¢

Operating expenses	$493.6		$526.1		$1,423.5		$1,517.0
Less: aircraft fuel	70.7		81.6		190.1		227.6

Operating expenses excluding fuel	$422.9		$444.5		$1,233.4		$1,289.4
ASMs (000,000)	5,207		5,693		14,602		15,611
Operating expenses per ASM excluding fuel	8.12	¢	7.81	¢	8.45	¢	8.26	¢

The following table summarizes Alaska Airlines, Inc.’s net earnings (loss) during 2002 and 2003 excluding the change in accounting principle relating to goodwill and the receipt of government compensation and as reported in accordance with GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2003	2002	2003

Net income (loss) excluding non-recurring items	$8.8	$29.6	($19.0)	($11.3)
Change in accounting principle relating to goodwill	—	—	($12.5)	—
Government compensation, net of tax	0.1	—	0.2	32.6

Reported GAAP amounts	$8.9	$29.6	($31.3)	$21.3

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

References in the Quarterly Report on Form 10-Q to “Alaska Airlines,” “the Company,” “we,” “us” and “our” refer to Alaska Airlines, Inc. unless otherwise specified. Alaska Air Group, Inc. and Horizon Air Industries, Inc. are referred to as “Air Group” and “Horizon,” respectively.

Air Group’s filings with the Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 8-K and amendments to those reports are accessible free of charge at www.alaskaair.com as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission.

Summary

Summer demand from West Coast vacationers and the State of Alaska combined with a continued focus on our cost management initiatives and the government’s temporary waiver of security fees resulted in a profitable third quarter 2003 for us. Historically, our operating income is lowest during the first and fourth quarters, gradually increases in the second quarter and reaches its highest level during the third quarter. Consistent with this seasonal trend, we experienced our highest demand during the third quarter of 2003 as traffic and revenue trends began improving in the latter half of the second quarter and peaked in August before decreasing in September. In the fourth quarter of 2003, we expect this seasonal trend to continue. In addition, we believe our year-end results of operations may be negatively impacted by declines in business traffic, rising fuel prices and increased competition in the markets we serve.

To mitigate these negative influences, in 2002 and throughout 2003, we have engaged in extensive cost reduction and revenue enhancement initiatives. In June 2003, we met with leaders of our labor unions to begin a dialog over how we and our labor groups can work cooperatively to better position us for growth and success. Our meetings focused on our desire to achieve a cost structure that enables us to offer customers the services they want at fares they are willing to pay; to earn a reasonable profit; to grow our business and take advantage of competitive opportunities; and to secure the futures of our employees. We are seeking to lower our operating cost per available seat mile, excluding fuel, to 7.25 cents by 2005. However, this is our goal and should not be viewed as a prediction of future performance.

As discussed in Note 7 to the unaudited interim financial statements, on April 16, 2003, the Emergency Wartime Supplemental Appropriations Act (the Act) was signed into legislation. The Act includes $2.3 billion of one-time cash payments to air carriers, allocated based on each carrier’s share of security fees remitted and carrier fees paid to the Transportation Security Administration (TSA) since its inception in February 2002. Additionally, passenger security fees were not imposed by the

TSA and carrier fees were not paid during the period June 1, 2003 through September 30, 2003. In May 2003, we received our share of the one-time cash grant in the amount of $52.8 million.

In August 2003, we received $2.5 million from the Federal Aviation Administration in reimbursement of flight deck reinforcement expenditures. The reimbursement was recorded as an offset to our capital costs.

During the third quarter of 2002 we received $0.2 million under the Air Transportation Safety and System Stabilization Act to compensate us for direct and incremental losses as a result of the September 11th terrorist attacks.

Results of Operations

Third Quarter 2003 Compared with Third Quarter 2002

During the third quarter 2003, we reported net income of $29.6 million, compared to a net income of $8.9 million in 2002. We recorded operating and pre-tax income of $59.2 million and $50.1 million, respectively, in 2003 versus operating and pre-tax income of $18.8 million and $13.1 million, respectively, in 2002. Financial and statistical data is shown on page 14. A discussion of the three-month data follows. On page 15, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measure.

Alaska Airlines Revenues

Operating revenues increased $72.9 million, or 14.2%, during 2003 as compared to 2002. For the quarter, available seat miles (ASM’s or Capacity) increased 9.3% and revenue passenger miles (RPM’s or Traffic) increased 12.3% as compared to the same period in 2002. Capacity increased 10.5% in July, 9.4% in August and 7.9% in September as compared to the same periods in 2002. The capacity increases are primarily due to the addition of service to new cities (Boston, Washington D.C., Denver, Orlando, Newark and Miami) and an increase in service in the Mexico, Pacific Northwest and Canada markets, partially offset by lower capacity in Arizona, Northern Alaska and the Bay Area. Traffic increases primarily reflect service to new cities and traffic increases in the Pacific Northwest, Mexico, Nevada and Canada markets, partially offset by decreases in traffic in Northern Alaska, Arizona and the Bay Area.

Yield per passenger mile was up 1.3% and passenger load factor increased 2.0 points during the third quarter of 2003 as compared to the same period in 2002. These increases were largely driven by strong demand during the quarter and resulted in a 13.8% increase in passenger revenues.

Freight and mail revenues increased $1.7 million, or 8.6%, compared to the same period in 2002. This increase is due to increases of $1.2 million and $0.5 million in freight and mail revenue, respectively.

Other-net revenues increased $6.7 million, or 27.1%, due largely to increased revenue from the redemption of miles in Alaska’s frequent flyer program as well as a $2.2 million increase in contract maintenance revenue as compared to the prior year.

Alaska Airlines Expenses

For the quarter, total operating expenses increased $32.5 million, or 6.6%, as compared to the same period in 2002. This increase is due largely to the 9.3% increase in capacity combined with higher commissions, fuel, maintenance, landing fees and other rentals, contracted services and wages and benefits costs, partially offset by lower food and beverage service, other selling expenses and other operating expenses. Operating expense per ASM excluding fuel decreased 3.9% as compared to the same period in 2002. Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $13.8 million, or 7.5%, during the quarter as compared to 2002. Approximately $11.1 million of this increase reflects higher benefits costs, resulting from increases in pension costs of approximately $8.4 million and higher health insurance and workers’ compensation costs. The remaining $2.7 million wage increase reflects scale and step increases of 5.5%, partially offset by a 3.4% decrease in the number of employees.

•	Aircraft fuel increased $10.9 million, or 15.4%, due to an 8.7% increase in the fuel cost per gallon and a 6.2% increase in fuel gallons consumed. Air Group’s fuel hedging program resulted in Alaska recognizing a $6.0 million reduction in aircraft fuel expense for hedging gains realized on hedge positions settled during the third quarter of 2003. For the remainder of 2003, Air Group has fuel hedges in place for 35% of its expected fuel consumption, principally crude oil swaps at prices below $22 per barrel. In 2004 and 2005, Alaska has crude oil options in place to hedge 25% and 16%, respectively, of its expected fuel consumption at prices ranging from $24 to $29.

•	Aircraft maintenance increased $3.6 million, or 11.4%, due to increases in the number of outside airframe and engine checks and other outside repairs. There were 19 engine removals during the third quarter of 2003 compared to 16 during the same period in 2002.

•	Commissions increased $4.4 million, or 33.3%, due to increased incentive payments to Horizon partially offset by the elimination of travel agent base commissions starting in June 2002, and the continuing shift to direct sales channels. Incentive payments to Horizon are eliminated in consolidation at the Air Group level. In 2003, 40.8% of Air Group ticket sales were made through traditional travel agents, compared to 45.0% in 2002. In 2003, 28.8% of the ticket sales were made through Alaska’s Internet web site, www.alaskaair.com, compared to 22.5% in 2002.

•	Other selling expenses decreased $0.3 million, or 1.1%, due to decreased Mileage Plan redemptions on partner carriers, partially offset by increased advertising spending.

•	Landing fees and other rentals increased $3.5 million, or 11.6%, due to higher landing fee rates at our new stations and higher rental rates in several of our large airport locations.

Other expense decreased $4.0 million, or 10.4%, primarily reflecting a decrease in insurance costs. Insurance expense decreases are a reflection of several factors including a $2.8 million insurance reimbursement received in the third quarter of 2003 resulting from a clarification of liability related to

Flight 261, lower cost coverage from a government aviation war risk insurance program and competitive pressures in the aviation war risk insurance market. However, aviation insurance remains substantially higher than before September 11, 2001.

Nonoperating Income (Expense)

Net nonoperating items were $5.7 million and $9.1 million expense in 2002 and 2003, respectively. Interest income decreased $1.8 million due to lower interest rates in 2003. Interest expense (net of capitalized interest) decreased $0.2 million, or 1.9%, due to lower variable interest rates in 2003.

Other-net includes $1.6 million and $2.5 million in hedging losses resulting from hedge ineffectiveness on fuel hedging contracts in 2002 and 2003, respectively.

Nine Months 2003 Compared with Nine Months 2002

Our net income for the first nine months of 2003 was $21.3 million, compared with a net loss of $31.3 million in 2002. Our 2003 net income and 2002 net loss include $52.8 million and $0.3 million, respectively, received in connection with government assistance received under the Act. Our 2002 net loss includes $12.5 million related to the write-off of goodwill in connection with the adoption of SFAS No. 142 (see discussion in Note 1 in the Notes to Financial Statements). Excluding the government compensation received in 2002 and 2003 and the goodwill write-off in 2002, our net loss for the nine months ended 2003 was $11.3 million compared to $19.0 million for 2002.

Our operating income for the first nine months of 2003 was $5.9 million compared to an operating loss of $20.2 million for 2002. Our pre-tax income for the first nine months of 2003 was $39.1 million compared with a pre-tax loss before accounting change of $28.7 million for 2002. Financial and statistical data comparisons are shown on page 14. On page 15, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measures.

Alaska Airlines Revenues

Operating revenues increased $119.6 million, or 8.5%, during the first nine months of 2003 as compared to the same period in 2002. For the nine months ended September 30, 2003, capacity increased 6.9% and traffic increased 9.2% as compared to the same period in 2002. The capacity increases are primarily due to the addition of service to new cities (Boston, Denver, Newark, Washington D.C., Orlando and Miami) and an increase in service in the Pacific Northwest, Mexico, and Canada markets, partially offset by lower capacity in the Bay Area, Arizona and Northern Alaska. Traffic increases primarily reflect service to new cities and traffic increases in the Pacific Northwest, Mexico and Nevada, partially offset by decreases in traffic in the Bay Area, Northern Alaska and Arizona. Passenger load factor increased 1.5 percentage points to 70.1% during the first nine months of 2003 as compared to 2002.

Yield per passenger mile decreased 0.9% due to a combination of fewer business travelers and a drop off in demand. Higher traffic combined with lower yields resulted in a $104.6 million, or 8.2%, increase in passenger revenues.

Freight and mail revenues increased $4.2 million, or 7.6%, due principally to higher freight and mail volumes attributable to a reduction of security restrictions. Other-net revenues increased $10.8 million, or 15.0%, due largely to increased revenue from the redemption of miles in Alaska’s frequent flyer program.

Alaska Airlines Expenses

For the nine months ended September 30, 2003, total operating expenses increased $93.5 million, or 6.6%, as compared to the same period in 2002. This increase is due largely to a 6.9% increase in ASMs combined with higher fuel, maintenance, wages and benefits costs and landing fees and other rentals. Operating expense per ASM excluding fuel decreased 2.2% as compared to the same period in 2002. Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $54.6 million, or 10.4%, for the first nine months of 2003 as compared to 2002. Approximately $37.0 million of this increase reflects higher benefits, resulting from increases in pension costs of approximately $27.4 million and higher health insurance and workers’ compensation costs. The remaining $17.6 million increase reflects wage rate increases, partially offset by a 0.9% decrease in the number of employees.

•	Aircraft fuel increased $37.5 million, or 19.7%, due to a 15.0% increase in the fuel cost per gallon and a 4.1% increase in fuel gallons consumed. Air Group’s fuel hedging program resulted in Alaska recognizing an $18.6 million reduction in aircraft fuel expense for hedging gains realized on hedge positions settled during the nine months of 2003.

•	Aircraft maintenance increased $14.4 million, or 13.9%, due to increases in the number of outside airframe and engine checks and other outside repairs.

•	Commissions decreased $5.9 million, or 13.4%, due primarily to the elimination of travel agent base commissions starting in June 2002, and the continuing shift to direct sales channels, offset by an increase in incentive payments to Horizon. Incentive payments to Horizon are eliminated in consolidation at the Air Group level. In 2003, 44.0% of Air Group ticket sales were made through traditional travel agents, compared to 49.8% in 2002. In 2003, 26.9% of the ticket sales were made through Alaska’s Internet web site compared to 20.6% in 2002.

•	Other selling expenses decreased $7.8 million, or 9.9%, due principally to lower computer reservation system costs and Mileage Plan costs, partially offset by an increase in credit card commissions and advertising costs.

•	Landing fees and other rentals increased $11.3 million, or 13.7%. The higher rates reflect modest volume growth and an increase in airports’ cost of operations, including facility expansion initiatives, and increased costs for security.

Other expense decreased $8.4 million, or 7.5%, primarily reflecting lower expenditures for insurance, supplies, data lines and other communication services and property taxes, partially offset by increases in expenditures for professional services and per diems. Insurance expense decreases are a reflection of several factors including a $2.8 million insurance reimbursement received in the third quarter of 2003 resulting from a clarification of liability related to Flight 261, lower cost coverage from a government aviation war risk insurance program and competitive pressures in the aviation war risk insurance market. However, aviation insurance remains substantially higher than before September 11, 2001.

Nonoperating Income (Expense)

Net nonoperating items were $8.5 million expense and $33.2 million income in 2002 and 2003, respectively. The 2003 results include $52.8 million received in connection with the government reimbursement of security fees remitted and carrier fees paid under the Act. Interest income decreased $7.2 million due principally to lower interest rates and an adjustment of premium and discount amortization on our marketable securities portfolio. Interest expense (net of capitalized interest) increased $1.4 million, or 4.1%, due primarily to increases in debt (See Note 7 in the Notes to Financial Statements).

Other-net includes $5.2 million in hedging gains and $0.8 million in hedging losses resulting from hedge ineffectiveness on fuel hedging contracts in 2002 and 2003, respectively. Also included in 2003 Other-net is an insurance recovery of $3.1 million in connection with legal fees associated with the U.S. Attorney investigation in Oakland.

Income Tax Benefit

Accounting standards require us to provide for income taxes each quarter based on either our estimate of the effective tax rate for the full year or the actual year-to-date effective tax rate if it is our best estimate of our annual expectation. The volatility of airfares and fuel prices and the seasonality of our business make it difficult to accurately forecast full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as employee per diem costs relative to pretax profit or loss. In estimating the 45.5% tax rate for 2003, we considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and year-to-date pretax income. We evaluate this rate each quarter and make adjustments when necessary.

Critical Accounting Policies

For more information on our critical accounting policies, see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2002.

Liquidity and Capital Resources

The table below presents the major indicators of financial condition and liquidity.

	December 31, 2002	September 30, 2003	Change

	(In millions, except debt-to-capital amounts)
Cash and marketable securities	$635.7	$748.2	$112.5
Working capital	240.0	319.0	79.0
Long-term debt and capital lease obligations*	856.7	954.6	97.9
Shareholders’ equity	569.7	647.8	78.1
Debt-to-capital*	60%:40%	60%:40%	NA
Debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent*	75%:25%	66%:34%	NA

*     Excludes current portion of long-term debt and capital lease obligations

We have various options available to meet our capital and operating commitments in 2003, including cash and marketable securities on hand at September 30, 2003 of $748.2 million. In addition, to supplement cash requirements, we utilize various borrowing or leasing options. In the first quarter of 2003, we received $60.0 million and $63.6 million, respectfully, from Air Group in connection with a capital contribution and issuance of senior notes due 2023 (See discussion in Note 4 and Note 5 in the Notes to Financial Statements). Funds from these transactions are expected to provide additional liquidity to be used in our operations.

During the first nine months of 2003, our shareholders’ equity increased $78.1 million, primarily reflecting the $60 million capital contribution from Air Group and our net income of $21.3 million.

During the first nine months of 2003, our cash and marketable securities increased by $112.5 million to $748.2 million at September 30, 2003. This increase primarily reflects cash provided by operating activities of $236.1 million and cash provided by financing activities of $165.0 million, partially offset by cash used for the purchase of property and equipment of $276.1 million and $12.6 million paid for restricted deposits and other.

Cash Provided by Operating Activities

During the first nine months of 2003, operating activities provided $236.1 million of cash, primarily reflecting our net income of $21.3 million, depreciation and amortization of $87.8 million, amortization of airframe and engine overhauls of $44.0 million, increases in air traffic liability of $54.2 million, increases in other current liabilities of $23.3 million, increases in deferred income taxes of $17.9 million and increases in deferred revenue and other-net of $23.0 million, partially offset by an increase in accounts receivable of $43.1 million and $7.7 million of other changes in operating assets and liabilities.

Cash Used in Investing Activities

During the first nine months of 2003, cash used in investing activities totaled $448.7 million, primarily reflecting capital expenditures of $276.6 million, restricted cash deposits and other of $12.6 million and an increase in marketable securities of $160.0 million, partially offset by cash provided by disposition of assets of $0.5 million.

Cash Provided by Financing Activities

In 2003, cash provided by financing activities was $165.0 million, reflecting a capital contribution received from Air Group of $60.0 million and new debt issuances of $160.6 million, partially offset by long-term debt and capital lease payments of $55.6 million. During the first nine months of 2003, we issued $97.0 million of debt secured by flight equipment, having interest rates that vary with LIBOR and payment terms ranging from 12 to 15 years. On March 21, 2003, we received $63.6 million from Air Group in connection with the issuance of senior notes due 2023. See Note 4 in the Notes to the Financial Statements.

Commitments - At September 30, 2003, we had firm orders for 14 aircraft requiring aggregate payments of approximately $111.5 million, as set forth below. In addition, we have options to acquire 26 additional B737’s. We expect to finance the new planes with leases, long-term debt or internally generated cash. During the second quarter of 2003, we deferred the delivery of two Boeing 737-900’s from 2004 to 2005. The following table summarizes aircraft deliveries by year and payments from October 1, 2003 to December 31, 2003, and by fiscal year thereafter:

	Delivery Period - Firm Orders

				Beyond
Aircraft	2003	2004	2005	2005	Total

Boeing 737-700	6	—	—	—	6
Boeing 737-900	5	1	2	—	8

Total	11	1	2	—	14

Payments (Millions)	$0.4	$54.0	$57.1	—	$111.5

     We are party to a purchase agreement with an aircraft manufacturer. Under the agreement, upon commitment to purchase the aircraft, we must make deposits to the manufacturer for a portion of the purchase price of the aircraft, with the remainder of the purchase price due at delivery. Concurrent with this agreement, the manufacturer has an agreement with a Trust wherein the Trust makes deposits to the manufacturer of additional pre-delivery deposits for the aircraft. Under certain specified events, including default by the Trust, we may be required to pay the manufacturer the amounts paid by the Trust in order to retain the right to purchase the aircraft. We make monthly payments to the Trust related to the advances made by the Trust to the manufacturer, which are capitalized as part of the aircraft cost. The Trust is reimbursed for its advances on or before the delivery of the applicable aircraft. As of September 30, 2003, our obligations relating to such advances equaled approximately $11.6 million which will be paid in 2004. These amounts are included as aircraft purchase commitments in the summary of contractual obligations below.

The following table is a summary of our material contractual obligations for October 1, 2003 to December 31, 2003 and by fiscal year thereafter:

	Contractual Payments Due by Period

						Beyond
(in millions)	2003	2004	2005	2006	2007	2007	Total

Long-term debt	$15.6	$196.8	$44.1	$47.1	$49.8	$648.4	$1,001.8
Capital lease obligations	—	8.0	—	—	—	—	8.0
Operating lease commitments	34.8	138.6	234.0	223.6	191.1	1,233.3	2,055.4
Aircraft purchase commitments	0.4	54.0	57.1	—	—	—	111.5

Total	$50.8	$397.4	$335.2	$270.7	$240.9	$1,881.7	$3,176.7

New Accounting Standards – In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, which requires the consolidation of variable interest entities, as defined. A variable interest entity is one in which a company absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected returns, or both, as a result of ownership, contractual or other financial interests in the entity. The principal characteristics of variable interest entities are (1) an insufficient amount of equity to absorb the entity’s expected losses, (2) equity owners as a group are not able to make decisions about the entity’s activities, or (3) equity that does not absorb the entity’s losses or receive the entity’s residual returns. This Interpretation is currently applicable to variable interest entities created after January 31, 2003. In October 2003, the FASB agreed to defer the effective date of FIN 46 to December 31, 2003 for variable interests held by public companies in entities that existed prior to February 1, 2003. This deferral is to allow time for implementation issues to be addressed through the issuance of a potential modification to the interpretation. The deferral revised the effective date for consolidation of these entities to the period ended December 31, 2003 for calendar year end companies. While we are still evaluating the impact of this Interpretation, we currently do not believe that any entities will be consolidated as a result of Interpretation No. 46.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

During the first nine months of 2003, we issued $97.0 million ($65.0 million in the second quarter of 2003 and $32.0 million in the third quarter of 2003) of debt secured by flight equipment, having interest rates that vary with LIBOR and payment terms ranging from 12 to 15 years.

On March 21, 2003, we received $63.6 million from Air Group in connection with the issuance of senior notes due 2023. See Note 4 in the Notes to Financial Statements.

We utilize financial derivative instruments as hedges to decrease our exposure to jet fuel price changes. We account for our fuel hedge derivative instruments as cash flow hedges as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. At September 30, 2003, we had crude oil option agreements in place to hedge approximately 35%, 25% and 16% of our expected jet fuel requirements in 2003, 2004 and 2005, respectively. Prices of these agreements range from $22 to $29 per barrel. All changes in fair value that are considered to be effective hedges are recorded in accumulated other comprehensive income (loss) until the underlying jet fuel is consumed. The fair value of our hedge instruments at September 30, 2003 was approximately $8.9 million ($7.7 million in prepaid expenses and other current assets and $1.2 million in other assets) in our balance sheet as of September 30, 2003.

During the three months ended September 30, 2002 and 2003, we recognized $4.6 million and $6.0 million in realized hedging gains, respectively. During the nine months ended September 30, 2002 and September 30, 2003, we recognized $5.4 million and $18.6 million in realized hedging gains, respectively. These amounts are reflected in aircraft fuel in our statement of operations.

During the three months ended September 30, 2003 and 2003, we recorded $1.6 million and $2.5 million, respectively, in losses related to the ineffectiveness of our hedges. During the nine months ended September 30, 2002 and September 30, 2003, we recorded $5.2 million in gains and $0.8 million in losses, respectively, related to the ineffectiveness of our hedges. These amounts are recorded as non-operating income (expense) in other-net in our statement of operations.

In the first nine months of 2003, we recorded a net loss of $3.3 million, net of tax, in other comprehensive income (loss) in our balance sheet. This amount includes the change in effectiveness as related to the change in fair market value for future derivative hedge instruments and the removal of the effective portion of derivative hedge instruments that matured during the first nine months.

ITEM 4. Controls and Procedures

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is communicated to our certifying officers on a timely basis.

Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective taking into consideration the size and nature of our business and operations.

We made no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2003, that our certifying officers concluded materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are a party to ordinary routine litigation incidental to our business and with respect to which no material liability is expected. Management believes the ultimate disposition of these matters is not likely to materially affect our financial position or results of operations. This forward-looking statement is based on management’s current understanding of the relevant law and facts; it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibit 31.1- Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

(b)  Exhibit 31.2- Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(c)  Exhibit 32.1- Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

(d)  Exhibit 32.2- Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA AIRLINES, INC
Registrant

Date: November 13, 2003

/s/ Glenn S. Johnson

Glenn S. Johnson
Vice President/Finance and Controller

/s/ Bradley D. Tilden

Bradley D. Tilden
Executive Vice President/Finance and Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2	Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

31.1	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350