Form 10-K
period 2003-12-31
ALASKA AIRLINES INC
filed 2004-03-15
CIK 3202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2003

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

Title of Class

Common Stock, $1.00 Par Value

As of December 31, 2003, common shares outstanding totaled 500.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [X] No [   ]

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

ALASKA AIRLINES, INC.
Annual Report on Form 10-K for the year ended December 31, 2003

Cautionary Note regarding Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our stockholders. Many important factors that could cause such a difference are described in this Annual Report under the caption “Business — Business Risks,” which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this report.

PART I

ITEM 1. BUSINESS

GENERAL INFORMATION

Alaska Airlines, Inc. (Alaska or the Company), an Alaska corporation, is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group), a Delaware corporation. Air Group is also the parent company of Alaska Air Group Leasing (AAGL) and Horizon Air Industries, Inc. (Horizon). Alaska is a major airline that was organized in 1932 and incorporated in the state of Alaska in 1937. Alaska became a wholly owned subsidiary of Air Group in 1985 pursuant to a reorganization of Alaska into a holding company structure. Air Group is a registrant pursuant to Section 12(b) of the Securities and Exchange Act of 1934 (Commission File No. 1-8957). Air Group’s filings with the Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at . Alaska’s executive offices are located at 19300 Pacific Highway South, Seattle, Washington 98188. In 2003, Alaska accounted for 83% of Air Group’s total operating revenues.

As used in this Form 10-K, the terms “our” and “we” refer to Alaska, unless the content indicates otherwise.

Operations

Alaska is a major airline, operates an all-jet fleet, and its average passenger trip length is 967 miles. Alaska principally serves 39 cities in six western states (Alaska, Washington, Oregon, California, Nevada, and Arizona) and Canada and 7 cities in Mexico. Alaska also provides non-stop service between Seattle and five eastern cities (Washington, D.C., Boston, Miami, Orlando, and Newark), between Seattle and Denver, and between Anchorage and Chicago. In each year since 1973, Alaska has carried more passengers between Alaska and the U.S. mainland than any other airline. In 2003, Alaska carried 15.0 million revenue passengers. Passenger traffic within Alaska and between Alaska and the U.S. mainland accounted for 21% of Alaska’s 2003 revenue passenger miles, West Coast traffic (including Canada) accounted for 57%, the Mexico markets accounted for 10% and other markets accounted for 12%. Based on passenger enplanements, Alaska’s leading airports are Seattle, Portland, Los Angeles, and Anchorage. Based on 2003 revenues, its leading nonstop routes are Seattle-Anchorage, Seattle-Los Angeles, and Seattle-San Diego. At December 31, 2003, Alaska’s operating fleet consisted of 109 jet aircraft.

We distinguish ourselves from competitors by providing a higher level of customer service in the form of attention to customer needs, advance seat assignments, expedited check-in, well-maintained aircraft, a first-class section aboard our aircraft, and other amenities.

Industry Conditions

The airline industry is both seasonal and cyclical. Our operating income is generally lowest during the first and fourth quarters, gradually increases in the second quarter and reaches its highest level during the third quarter. Our industry has been negatively impacted by weak economic conditions in 2001 through the first half of 2003, the September 11, 2001 terrorist attacks and continued hostilities in the Middle East. Economic conditions in the second half of 2003 improved slightly, resulting in strong summer demand and higher than expected fourth quarter traffic. However, industry demand levels, as measured by passenger traffic, have not returned to pre- 2001 levels.

Due to the industry’s high fixed costs in relation to revenue, a small change in load factors or fare levels has a large impact on profits. For most airlines, including Alaska, labor and fuel account for almost half of operating expenses. Our wage and benefit costs increased 11% in 2001, 10% in 2002 and 11% in 2003. Fuel prices have been volatile in the last three years. Our fuel cost per gallon decreased 15% and 10% in 2001 and 2002, respectively, and increased 14% during 2003.

As discussed in Note 10, in April 2003, the Emergency Wartime Supplemental Appropriations Act (the Act) was signed into legislation. The Act includes $2.3 billion of one-time cash payments to air carriers, allocated based on each carrier’s share of security fees remitted and carrier fees paid to the Transportation Security Administration (TSA) since its inception in February 2002. Additionally, passenger security fees were not imposed by the TSA and carrier fees were not paid during the period June 1, 2003 through September 30, 2003. In May 2003, we received our share of the one-time cash grant in the amount of $52.8 million.

On September 11, 2001, the United States was attacked by terrorists using hijacked jets of two U.S. airlines. The FAA shut down all commercial airline flight operations for September 11 and 12. Airlines resumed flight operations at reduced levels on September 13. Throughout the industry, airlines have recently instituted a variety of cost-saving measures including renegotiation of collective bargaining agreements, scaling back the receipt of planned airplane deliveries and renegotiation of vendor agreements. At several airlines and related entities, credit rating agencies have downgraded long-term credit ratings, including that of our parent, Alaska Air Group, Inc.

MARKETING AND COMPETITION

Alliances with Other Airlines

Alaska has marketing alliances with other airlines that provide reciprocal frequent flyer mileage accrual and redemption privileges and code sharing on certain flights as set forth below. Alliances enhance Alaska’s revenues by offering our customers more travel destinations and better mileage accrual/redemption opportunities, gaining us access to more connecting traffic from other airlines, and providing members of our alliance partners’ frequent flyer programs an opportunity to travel on Alaska while earning mileage credit in our partners’ programs. Alaska’s marketing agreements have various termination dates and at any time, one or more may be in the process of renegotiation. If a significant agreement were terminated, it could adversely impact revenues and increase the costs of our other marketing agreements. Most of our code share relationships are free-sell code shares, where the marketing carrier sells seats on the operating carrier’s flights from the operating carrier’s inventory, but takes no inventory risk. The table below identifies our marketing alliances with other airlines as of December 31, 2003.

		Codesharing	Codesharing
	Frequent	Alaska Flight #	Other Airline Flight #
	Flyer	on Flights Operated	On Flights Operated
	Agreement	by Other Airline	by Alaska/Horizon

Major U.S. or International Airlines
American Airlines/American Eagle	Yes	Yes	No
British Airways	Yes	No	No
Cathay Pacific Airways	Yes	No	No
Continental Airlines	Yes	Yes	Yes
Frontier Airlines	No	No	Yes
Hawaiian Airlines	Yes	Yes	Yes
KLM	Yes	No	Yes
Lan Chile	Yes	No	Yes
Northwest Airlines	Yes	Yes	Yes
Qantas	Yes	No	Yes
Commuter Airlines
Era Aviation	Yes*	Yes	No
PenAir	Yes*	Yes	No
Big Sky Airlines	Yes*	Yes	No
Helijet International	Yes*	Yes	No

*     This airline does not have its own frequent flyer program. However, Alaska’s Mileage Plan members can accrue and redeem miles on this airline’s route system.

Competition

Competition in the airline industry is intense. We believe the principal competitive factors in the industry are:

•	safety record and reputation;

•	fares;

•	customer service;

•	routes served;

•	flight schedules;

•	frequent flyer programs;

•	on time arrivals;

•	on-board amenities;

•	type of aircraft;

•	code-sharing relationships.

Any domestic air carrier issued a certificate of public convenience and necessity by the Department of Transportation is allowed to operate scheduled passenger service in the United States. Alaska carries approximately 2.7% of all U.S. domestic passenger traffic. Alaska competes with one or more domestic or foreign airlines on most of their routes. Some of these competitors are substantially larger than Alaska, have greater financial resources, and have more extensive route systems.

Most major U.S. carriers have developed, independently or in partnership with others, large global distribution systems. Airlines, including Alaska, are charged fees to have their flight schedules included in the various computer reservation systems used by travel agencies and airlines. These systems have historically been the predominant means of distributing airline tickets and have been subject to regulation by the Department of Transportation. Air carriers are increasingly distributing their services on the Internet through various airline joint venture or independent websites. We currently participate in a number of these distribution channels, but we cannot predict the terms on which we may be able to continue to participate in these or other sites, or their effect on our ability to compete with other airlines.

REGULATION

General

The Airline Deregulation Act of 1978, as amended, eliminated most domestic economic regulation of passenger and freight transportation. However, the Department of Transportation and the Federal Avaition Administration (FAA) still exercise regulatory authority over air carriers. In order to provide passenger and cargo air transportation in the U.S., a domestic airline is required to hold a certificate of public convenience and necessity issued by the Department of Transportation. Subject to certain individual airport capacity, noise and other restrictions, this certificate permits an air carrier to operate between any two points in the U.S. A certificate is of unlimited duration, but may be revoked for failure to comply with federal aviation statutes, regulations, orders or the terms of the certificate itself. In addition, the Department of Transportation maintains jurisdiction over the approval of international code share agreements, alliance agreements between domestic major airlines, international route authorities and certain consumer protection matters, such as advertising, denied boarding compensation and baggage liability.

The FAA regulates aircraft operations generally, including establishing personnel, maintenance and flight operation standards. Domestic airlines are required to hold a valid air carrier operating certificate issued by the FAA. Pursuant to these regulations, we have established, and the FAA has approved, a maintenance program for each type of aircraft we operate that provides for the ongoing maintenance of such aircraft, ranging from frequent routine inspections to major overhauls. In addition, the FAA has issued a number of directives that we are incorporating into our aircraft. These relate to, among other things, enhanced ground proximity warning systems, cockpit door security enhancements, McDonnell Douglas MD-80 insulation blanket replacement, MD-80 main landing gear piston improvements and Boeing 737 rudder and elevator improvements. Based on our current implementation schedule, we are or expect to be in compliance with the applicable requirements within the required time periods.

The Department of Justice has jurisdiction over airline antitrust matters. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services. Labor relations in the air transportation industry are regulated under the Railway Labor Act, which vests in the National Mediation Board (NMB) certain functions with respect to disputes between airlines and labor unions relating to union representation and collective bargaining agreements. To the extent we continue to pursue alliances with international carriers, we may be subject to certain regulations of foreign agencies.

In November 2001, the Aviation and Transportation Security Act (the Security Act) was enacted. The Security Act created a new government agency, the Transportation Security Administration (TSA), which is now part of the Department of Homeland Security and is responsible for aviation security. The Security Act mandates that the TSA shall provide for the screening of all passengers and property, including U.S. mail, cargo, carry-on and checked baggage, and other articles that will be carried aboard a passenger aircraft. The TSA performs these functions with its own federal employees. On December 31, 2002, the TSA began explosive detection screening of all checked baggage. The TSA also provides for increased security on flight decks of aircraft and requires federal air marshals to be present on certain flights.

Effective February 1, 2002, the Security Act imposed a $2.50 per enplanement security service fee (maximum $5.00 one-way fee) which is collected by the air carriers and submitted to the government to pay for these enhanced security measures. Additionally, to the extent the TSA determines that such fee is insufficient to pay for the cost of providing the security measures as mentioned in the previous paragraph, in each of the years 2002, 2003 and 2004, air carriers may be required to submit to the government an amount equal to the amount the air carriers paid for screening passengers and property in 2000. After that, this fee may be assessed based on the air carrier’s market share. In 2002, the TSA began assessing payments under this feature of the Security Act. We paid $7.1 million and $8.4 million to the TSA for this security charge in 2002 and 2003, respectively. Effective June 1, 2003, Congress suspended the security fee until September 30, 2003, and authorized a partial refund of security fees that the airlines paid before that time.

In addition, the Aviation and Transportation Security Act requires air carriers to honor tickets, on a standby basis, from other air carriers that are insolvent or bankrupt and suspend service within 18 months of the passage of the Aviation and Transportation Security Act. This deadline was extended to April 30, 2002. To be eligible, a passenger must make arrangements with the air carrier within 60 days after the date on which the passenger’s air transportation was suspended. To date, this provision has not had a substantial impact on our airlines. If a major U.S. air carrier were to declare bankruptcy and cease or suspend operations, this feature of the Aviation and Transportation Security Act could have an impact on our airlines. To the extent we are not fully reimbursed for the costs of honoring such tickets, the impact could be materially adverse.

The Department of Transportation, under its authority to prevent unfair competitive practices in the industry, has considered the issuance of pricing and capacity rules that would limit major air carriers’ competitive response to new entrant carriers. Although the Department of Transportation as recently as 2001 declined to issue specific competitive guidelines, it reiterated its intent to prevent what it considers to be unfair competitive practices in the industry, and to pursue enforcement actions on a case-by-case basis. To the extent that future Department of Transportation enforcement actions either directly or indirectly impose restrictions upon our ability to respond to competitors, our business may be adversely impacted. Conversely, a relaxation in either unfair competition enforcement or restrictions could limit our ability to enter new markets or harm our operating results for markets that we have recently entered.

Airline Fares

Airlines are permitted to establish their own domestic fares without governmental regulation, and the industry is characterized by vigorous price competition. The Department of Transportation maintains authority over international fares, rates and charges. International fares and rates are also subject to the jurisdiction of the governments of the foreign countries we serve. While air carriers are required to file and adhere to international fare and rate tariffs, substantial commissions, overrides and discounts to travel agents, brokers and wholesalers characterize many international markets.

Legislation, sometimes referred to as the “Passengers’ Bill of Rights,” has been discussed in Congress and state legislatures. This legislation could, if enacted, place various limitations on airline fares and/or affect operating practices such as baggage handling and overbooking. Effective December 15, 1999, we, as well as other domestic airlines, implemented a Customer Service Plan to address a number of service goals, including, but not limited to goals relating to:

1)	lowest fare availability;

2)	delays, cancellations and diversions;

3)	baggage delivery and liability;

4)	guaranteed fares;

5)	ticket refunds;

6)	accommodation of customers with special needs;

7)	essential customer needs during extraordinary delays;

8)	flight oversales;

9)	frequent flyer program;

10)	other travel policies;

11)	service with domestic code share partners; and

12)	handling of customer issues.

In February 2001, the Department of Transportation Inspector General issued a report on the various air carriers’ performance of their Customer Service Plans. The report included a number of recommendations which could limit our flexibility with respect to various operational practices. In February 2001, a bill proposing an “Airline Customer Service Improvement Act” was introduced in the U.S. Senate. In addition, other items of legislation have been introduced that would limit hub concentration, reallocate slots at certain airports and impose higher landing fees at certain hours. To the extent legislation is enacted that would inhibit our flexibility with respect to fares, our revenue management system, our operations or other aspects of our customer service operations, our financial results could be adversely affected.

Fare discounting by competitors has historically had a negative effect on our financial results because we are generally required to match competitors’ fares to maintain passenger traffic. During recent years, a number of new low-cost airlines have entered the domestic market and several major airlines, including Alaska and Horizon, implemented efforts to lower their cost structures. Further fare reductions, domestic and international, may occur in the future. If fare reductions are not offset by increases in passenger traffic, cost reductions or changes in the mix of traffic that improves yields, our operating results will be negatively impacted.

In February 2004, Alaska initiated a fare rationalization plan whereby a number of restrictions were eliminated and the gap between the highest and lowest fares was reduced. The goal of this initiative is to increase customer value and simplify the customer’s purchase decision.

Airport Access

Heavily used airports may have restrictions with respect to the number of permitted take-offs and landings, the total permitted annual seat capacity to be operated at an airport, the use or allocation of airport slots, or other restrictions. We currently have sufficient authorizations to operate our existing flights and have generally been able to obtain gates to expand our operations and change our schedules. However, we cannot assure you that we will be able to obtain authorizations for these purposes in the future, or be able to do so on economical terms.

Environmental Matters

We are subject to various laws and government regulations concerning environmental matters and employee safety and health in the U.S. and other countries. U.S. federal laws that have a particular impact on us include the Airport Noise and Capacity Act of 1990, the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act, or Superfund Act. We are also subject to the oversight of the Occupational Safety and Health Administration, known as OSHA, concerning employee safety and health matters. The U.S. Environmental Protection Agency, or EPA, OSHA, and other federal agencies have been authorized to promulgate regulations that have an impact on our operations. In addition to these federal activities, various states have been delegated certain authorities under the aforementioned federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements. We maintain our own continuing safety, health and environmental programs in order to meet or exceed these requirements.

The Air Noise and Capacity Act recognizes the rights of airport operators with noise problems to implement local noise abatement programs so long as they do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. Authorities in several cities have promulgated aircraft noise reduction programs, including the imposition of nighttime curfews. The Air Noise and Capacity Act generally requires FAA approval of local noise restrictions on aircraft. While we have had sufficient scheduling flexibility to accommodate local noise restrictions imposed to date, our operations could be adversely affected if such regulations become more restrictive or widespread.

Although we do not currently anticipate that these regulatory matters, individually or collectively, will have a material impact on our financial condition, results of operations or cash flows, we cannot assure you that new regulations or compliance issues that we do not currently anticipate will not harm our financial condition, results of operations or cash flows in future periods.

EMPLOYEES

The airline business is labor intensive. Alaska had 10,996, active full-time and part-time employees at December 31, 2003. Wages, salaries and benefits represented approximately 38% of our total operating expenses in 2003.

At December 31, 2003, labor unions represented 84% of Alaska’s employees. Our relations with such labor organizations are governed by the Railway Labor Act. Under this act, the collective bargaining agreements between Air Group and these organizations do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board to appoint a federal mediator. If no agreement is reached in mediation, the National Mediation Board may declare at some time that an impasse exists, at which point the National Mediation Board proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a 30-day “cooling off” period commences. During that period, a Presidential Emergency Board may be established, which examines the parties’ positions and recommends a solution. The Presidential Emergency Board process lasts for 30 days and is followed by a “cooling off” period of 30 days. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization may strike and the airline may resort to “self-help”, including the imposition of any or all of its proposed amendments and the hiring of workers to replace strikers.

A number of Alaska’s collective bargaining agreements contain provisions for interest arbitration. Under interest arbitration, if the parties have not negotiated the contract by a predetermined date, each side may submit a limited number of issues to binding arbitration. The arbitrator’s decision on those open points then becomes part of the collective bargaining agreement, and no strike or company self-help will occur. The union contract with the Alaska pilots, among others, contains an interest arbitration provision. Alaska is currently in negotiations with the Association of Flight Attendants and the International Association of Machinists and Aerospace Workers Union, representing its ramp service and stock clerks. Additionally, Alaska is in negotiations with the Air Line Pilots Association International outside of the normal contractual cycle. A final decision on interest arbitration, if it occurs, would be made by April 30, 2005.

Alaska’s union contracts at December 31, 2003 were as follows:

		Number of
Union	Employee Group	Employees	Contract Status

Air Line Pilots Association International	Pilots	1,479	In Negotiations* Amendable 5/1/05
Association of Flight Attendants (AFA)	Flight attendants	2,145	In Negotiations
International Association of Machinists and Aerospace Workers	Ramp service and stock clerks Clerical, office and passenger service	1,257 2,951	In Negotiations Amendable 3/31/04
Aircraft Mechanics Fraternal Association (AMFA)	Mechanics, inspectors and cleaners	1,270	Amendable 12/25/04
Mexico Workers Association of Air Transport	Mexico airport personnel	80	Amendable 9/29/06
Transport Workers Union of America (TWU)	Dispatchers	31	Amendable 6/30/07*

*     Collective bargaining agreement contains interest arbitration provision.

FUEL

Our operations are significantly affected by the availability and price of jet fuel. Fuel costs were 15.0% of our total operating expenses in 2003 and 13.5% in 2002. Fuel prices, which can be volatile and which are outside of our control, can have a significant impact on our operating results. Currently, a one-cent change in the fuel price per gallon affects annual fuel costs by approximately $3.4 million. We believe that operating fuel-efficient aircraft helps to mitigate the effect of high fuel prices. We also purchase fuel hedge contracts to reduce our exposure to fluctuations in the price of jet fuel. Due to the competitive nature of the airline industry, in the event of continuing increases in the price of jet fuel, there can be no assurance that we will be able to pass on increased fuel prices to our customers by increasing our fares. Conversely, any potential benefit of lower fuel prices may be offset by increased fare competition and lower revenues.

While we do not currently anticipate a significant reduction in fuel availability, dependency on foreign imports of crude oil and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. In the event of significant hostilities or other conflicts in oil producing areas, there could be reductions in the production and/or importation of crude oil. If there were major reductions in the availability of jet fuel, our business would be adversely affected. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of our fuel hedging activities.

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

Mileage can be redeemed for free or discounted travel and for other travel industry awards. Upon accumulating the necessary mileage, members notify Alaska of their award selection. Over 75% of the free flight awards on Alaska and Horizon are subject to blackout dates and capacity-controlled seating. Mileage Plan accounts may be deleted after three years of inactivity in that member’s account. As of December 31, 2002 and 2003, Alaska estimated that 2,067,000 and 2,353,000, respectively, round-trip flight awards were eligible for redemption by Mileage Plan members who have mileage credits exceeding the 20,000-mile free round-trip domestic ticket award threshold. Of those eligible awards, Alaska estimated that 1,931,000 and 2,073,000, respectively, would ultimately be redeemed. For the years 2001, 2002 and 2003, approximately 310,000, 441,000, and 606,000 round-trip flight awards were redeemed and flown on Alaska and Horizon. Those awards represent approximately 5.2% for 2001, 6.8% for 2002 and 8.7% for 2003 of the total passenger miles flown for each period. For the years 2001, 2002 and 2003, approximately 154,000, 174,000 and 174,000, respectively, round-trip flight awards were redeemed and flown on airline partners.

For miles earned by flying on Alaska and travel partners, the estimated incremental cost of providing free travel awards is recognized as a selling expense and accrued as a liability as miles are accumulated. The incremental cost does not include a contribution to overhead, aircraft cost, or profit. Alaska also sells mileage credits to non-airline partners, such as hotels, car rental agencies, and a credit card company. Alaska defers a majority of the sales proceeds, and recognizes these proceeds as revenue when the award transportation is provided on Alaska or other airline. The deferred proceeds are recognized as passenger revenue for awards issued on Alaska and as other revenue-net for awards issued on other airlines. At December 31, 2002 and 2003, the deferred revenue and the total liability for providing free travel on Alaska and for estimated payments to partner airlines was $303.0 million and $336.0 million, respectively.

OTHER INFORMATION

Seasonality and Other Factors

Our results of operations for any interim period are not necessarily indicative of those for the entire year, because the air transportation business is subject to seasonal fluctuations. Our business is somewhat seasonal. Our operating income is generally lowest during the first and fourth quarters, generally increases in the second quarter and reaches its highest level during the third quarter.

The airline industry is characterized generally by low profit margins and high fixed costs, primarily for personnel, aircraft fuel, debt service and rent. The expenses of an aircraft flight do not vary significantly with the number of passengers carried and, as a result, a relatively small change in the number of passengers or in pricing has a disproportionate effect on an airline’s operating and financial results. Accordingly, a minor shortfall in expected revenue levels could cause a disproportionately negative impact on our operating results. In addition to passenger loads, factors that could cause our quarterly operating results to vary include:

•	the timing and success of our growth plan as we increase flights in existing markets and enter new markets,

•	changes in fuel, security and insurance costs,

•	increases in personnel, marketing, aircraft ownership and other operating expenses to support our anticipated growth, and

•	the timing and amount of maintenance expenditures.

In addition, seasonal variations in traffic, various expenditures and weather affect our operating results from quarter to quarter. We tend to experience the highest levels of traffic and revenue during the third quarter of each year. Given our high proportion of fixed costs, seasonality can affect our profitability from quarter to quarter. Many of our areas of operations experience bad weather conditions in the winter, causing increased costs associated with deicing aircraft, canceled flights and accommodating displaced passengers. Due to our geographic area of operations, we can be more susceptible to adverse weather conditions than some of our competitors, who may be better able to spread weather-related risks over larger route systems.

The results of operations in the air transportation business have also significantly fluctuated in the past in response to general economic conditions. In addition, fare initiatives, fluctuations in fuel prices, labor actions and other factors could impact this seasonal pattern.

No material part of our business or that of our subsidiaries is dependent upon a single customer or very few customers. Consequently, the loss of our largest few customers would not have a materially adverse effect upon our financial condition, results of operations or cash flows.

Insurance

We carry insurance for passenger liability, property damage and hull insurance for damage to our aircraft, in amounts that, in the opinion of management, are adequate.

As a result of the events of September 11, 2001, aviation insurers have significantly reduced the maximum amount of insurance coverage available to commercial air carriers for third-party liability for claims resulting from acts of terrorism, war or similar events. At the same time, they significantly increased the premiums for such coverage as well as for aviation insurance in general.

Pursuant to authority granted in the Air Transportation Safety and System Stabilization Act, the Homeland Security Act of 2002, and the Emergency Wartime Supplemental Appropriations Act of 2003, the Government has offered, and we have accepted, war risk insurance to replace commercial war risk insurance through August 31, 2004.

Other Government Matters

We have elected to participate in the Civil Reserve Air Fleet program, whereby we have agreed to make available to the federal government a certain number of aircraft in the event of a military call-up. The government would reimburse us for the use of such aircraft.

BUSINESS RISKS

Our operations and financial results are subject to various uncertainties, such as global and industry instability, intense competition, volatile fuel prices, a largely unionized labor force, the need to finance large capital expenditures, government regulation, potential aircraft incidents and general economic conditions.

The airline industry is highly competitive and subject to rapid environmental change. We may be unable to compete effectively against other airlines with greater financial resources or lower operating costs, or to adjust rapidly enough in the event the basis of competition in our markets changes.

The airline industry is highly competitive as to fares, flight frequency, frequent flyer benefits, routes and service. The industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats. We currently compete with one or more other airlines on all of our routes. Many of these airlines are larger and have significantly greater financial resources and name recognition or lower operating costs than our company. Some of these competitors have chosen from time to time to add service, reduce their fares, or both, in our markets. We may be unable to compete effectively against other airlines that introduce service or discounted fares in the markets that we serve.

Our strategy is to focus on serving a few key markets, including Seattle, Portland, Los Angeles and Anchorage. A significant portion of our flights occur to and from our Seattle hub. In 2003, this traffic to and from Seattle accounted for 63% of 2003 traffic. We believe that concentrating our service offerings in this way assists us to maximize our investment in personnel, aircraft and ground operations, as well as to gain greater advantage from sales and marketing efforts in these regions. As a result, we remain highly dependent upon our key markets. Our business would be harmed by any circumstances causing a reduction in demand for air transportation in our key markets, such as adverse changes in local economic conditions, negative public perception of a key market and significant price increases linked to increases in airport access costs and fees imposed on passengers. An increase in competition in our key markets could also cause us to reduce fares or take other competitive measures that harm our operating results.

Many airlines, including ours, have marketing alliances with other airlines. Among other things, they share the use of two-letter flight designator codes to identify their flights and fares in the computerized reservation systems and permit reciprocity in their frequent flyer programs. Internet distribution arrangements either in conjunction with other airlines or with independent travel websites are also becoming an important means for selling airline travel. Any consolidation or significant alliance activity within the airline industry, or our loss of key alliance or distribution relationships, could result in our competitors having access to increased route networks and resources, which, in turn, would increase the risks of competition described above.

The airline industry, particularly the regional airlines, also faces competition from ground transportation alternatives, such as the bus, train or automobile. Video teleconferencing and other methods of electronic communication may add a new dimension of competition to the industry as business travelers seek lower-cost substitutes for air travel.

Weakness in the general economy, and in the airline industry in particular, could have an adverse effect on our business.

We believe that airline traffic, including business traffic, is particularly sensitive to changes in economic growth and expectations. Weak economic growth contributed to the airline industry suffering significant losses in 2001, 2002 and the first half of 2003. During 2002, both US Airways and United Airlines filed for bankruptcy. Because airlines operating under bankruptcy protection receive increased flexibility to reduce their costs by voiding contracts and renegotiating existing business obligations, current and future airline bankruptcies could have a substantial impact on industry competition. In the event airlines who have received bankruptcy protection choose to apply some or all of the cost savings they obtain toward reduced fares, bankruptcy by airlines who compete with us may cause us to reduce our fares and result in a substantial reduction in revenue and operating margin. Continued weakness in the airline industry may also result in additional industry consolidation, greater reliance on industry alliances, such as code sharing and frequent flyer reciprocity arrangements, and increased price competition among existing carriers, each of which could dramatically alter the competitive environment in the markets we serve and harm our operating results. Continued weak economic performance in the airline industry may also result in a further reduction in our credit rating and make it more difficult for us to raise capital on economical terms. Any general reduction in airline passenger traffic as a result of a soft economy would harm our business.

We rely heavily on automated systems to operate our business and any failure of these systems could harm our business.

We depend on automated systems to operate our business, including our computerized airline reservation system, our telecommunication systems and our website. We also issue a substantial number of our tickets to passengers as electronic tickets. We depend on our computerized reservation system to be able to issue, track and accept these electronic tickets. In order for our operations to work efficiently, our website and reservation system must be able to accommodate a high volume of traffic and deliver important flight information. Substantial or repeated website, reservations system or telecommunication systems failures could reduce the attractiveness of our services and cause our customers to purchase tickets from another airline. Any disruption in these systems could result in the loss of important data, increase our expenses and generally harm our business.

The September 11, 2001 terrorist attacks negatively impacted our industry and our business and further threatened or actual terrorist attacks, or other hostilities involving the U.S., may significantly harm our industry and our business in the future.

The terrorist attacks of September 11, 2001 and their aftermath have negatively impacted the airline industry, including our company. Since a substantial portion of airline travel, for both business and leisure, is discretionary, further terrorist activity connected with air travel, or the threat of further terrorist activity, could result in travelers canceling or deferring their plans for air travel and have a material adverse effect on our revenues. In the fourth quarter of 2001, the temporary shutdown of domestic passenger air travel and reduced demand for air travel led Alaska to reduce its flight schedule by approximately 13%. Because a substantial portion of our costs are fixed in the short term, however, we were unable to offset the reduction in customer demand through cost savings, and operating results were harmed to a proportionately greater degree. Additional terrorist attacks, the fear of such attacks or other hostilities involving the U.S. could have a further significant negative impact on the airline industry, including us, and could:

•	result in a grounding of commercial air traffic by the FAA,

•	significantly reduce passenger traffic and yields due to a potentially dramatic drop in demand for air travel,

•	increase security and insurance costs,

•	increase fuel costs and the volatility of fuel prices,

•	make it more difficult for us to obtain war risk or other insurance, and

•	increase costs from airport shutdowns, flight cancellations and delays resulting from security breaches and perceived safety threats.

If we are unable to meet our cost reduction goals, our results of operations and financial condition may suffer.

We, along with other airlines, have announced aggressive cost reduction goals that are an important part of our business strategy. The aim of these cost reduction initiatives is to improve our profitability without requiring a substantial increase in current fares and to better position us to be able to grow our business and take advantage of market opportunities. We believe that we have already implemented initiatives that will reduce our annual operating costs by approximately $80 million and plan on achieving approximately $230 million in additional savings through a combination of additional product and other cost-management initiatives, market-based wage adjustments, a common health and retirement benefits package for every work group, and work rule changes focusing on greater efficiency in operations. Although we plan to work cooperatively with labor groups and employees to achieve these targets, operating changes are not yet in place to generate this level of cost savings. We cannot be certain that we will be able to implement changes in our operations sufficient to generate this level of savings, or that if such changes are implemented, that forecasted savings will be achieved. In the event that we are unable to achieve our cost reduction goals, or our efforts prove less successful than those of our competitors, our results of operations will likely be below our own expectations and may be below those of outside financial analysts, and our financial condition may be harmed.

Many of our employees are covered by collective bargaining agreements. A failure to negotiate new agreements, or to do so on terms competitive with the labor costs and practices of our competitors, could disrupt our business and increase our costs.

As of December 31, 2003, labor unions represented 84% of Alaska’s employees. Alaska is currently in negotiations with the International Association of Machinists and Aerospace Workers union, which represents its ramp service and stock clerk work group. Labor costs generally are a significant component of our total expenses, comprising 38% of our total operating expenses in 2003. Each of our different employee groups may require separate collective bargaining agreements, and may make demands that would increase our operating expenses and adversely affect our profitability. If we were unable to reach agreement on the terms of any collective bargaining agreement with any group of our employees or were to experience widespread employee dissatisfaction, we could be subject to work slowdowns or stoppages. We could also become subject to protests or picketing by organized labor groups representing our employees. Any of these events would be disruptive to our operations and could harm our business. In the event any agreement we reach with an organized labor group requires us to pay wages or to incur costs that are materially higher than those we currently pay or we are unable to fully offset such increased costs through fare increases, our expenses would increase and our operating margin would be harmed.

Increases in fuel costs would harm our business.

Fuel costs constitute a significant portion of our total operating expenses, comprising 15.0% of total operating expenses for the year ended December 31, 2003. Significant increases in fuel costs would harm our financial condition and results of operations. We estimate that during the year ended December 31, 2003, a one-cent increase in the price per gallon of fuel would have increased our fuel expenses by $3.4 million.

Historically, fuel costs have been subject to wide price fluctuations based on geopolitical issues and supply and demand. Fuel availability is also subject to periods of market surplus and shortage and is affected by demand for both home heating oil and gasoline. Because of the effect of these events on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. In the event of a fuel supply shortage, higher fuel prices or the curtailment of scheduled service could result. Some of our competitors may have more leverage in obtaining fuel. We may be unable to offset increases in the price of fuel through higher fares. We utilize our fuel hedges as a form of insurance against significant increases in fuel prices. To hedge our exposure to fuel price fluctuations, we began purchasing hedging instruments, primarily crude oil swaps during 2000. At December 31, 2003, we had swap and cap agreements for crude oil contracts in place to hedge approximately 33% of 2004 expected jet fuel requirements. Even with hedges, we are substantially exposed to increases in jet fuel costs.

Our insurance costs have increased substantially as a result of the September 11, 2001 terrorist attacks, and further increases in insurance costs would harm our business, financial condition and results of operations.

Following the September 11, terrorist attacks, aviation insurers dramatically increased airline insurance premiums and significantly reduced the maximum amount of insurance available to airlines for third-party claims resulting from acts of terrorism, war or similar events to $50 million per event and in the aggregate. In light of this development, under the Air Transportation Safety and Stabilization Act, the Homeland Security Act of 2002, and the Emergency Wartime Supplemental Appropriations Act of 2003, the government is currently offering domestic airlines either (i) third-party liability war risk coverage above $50 million, or (ii) in lieu of commercial war risk insurance, full hull, comprehensive and third-party liability war risk coverage. This coverage provides for the same limits of hull and comprehensive insurance and twice the limits of third-party liability insurance carried by the airline on September 11, 2001.

Aviation insurers could increase their premiums even further in the event of additional terrorist attacks, hijackings, airline accidents or other events adversely affecting the airline industry. Furthermore, the full hull, comprehensive and third-party war risk insurance provided by the government is mandated through August 31, 2004, with the possibility of an extension through December 31, 2004. While the government may extend the deadline for when it will stop providing such coverage, we cannot be certain that any extension will occur, or if it does, how long the extension will last. It is expected that, should the government stop providing such coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government. Significant increases in insurance premiums would adversely impact our business, financial condition and results of operations.

Changes in government regulation imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions.

Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that involve significant compliance costs. In the last several years, Congress has passed laws, and the DOT and the FAA have issued regulations, relating to the operation of airlines that have required significant expenditures. For example, on November 19, 2001, the President signed into law the Aviation and Transportation Security Act (the Security Act). This law federalizes substantially all aspects of civil aviation security and requires, among other things, the implementation of certain security measures by airlines and airports, such as the requirement that all passenger bags be screened for explosives. Funding for airline and airport security under the law is primarily provided by a new $2.50 per enplanement ticket tax, with authority granted to the TSA to impose additional fees on the air carriers if necessary to cover additional federal aviation security costs. Implementation of the requirements of the Security Act will result in increased costs for our company and our passengers. In addition to increased costs, the security measures required to be implemented under the Security Act, as well as additional security measures issued by the FAA, have on occasion resulted in a longer check-in process for passengers and caused delays and disruptions in airline service, which has led to customer frustration and may reduce the demand for airline travel. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising ticket prices, reducing revenue and/or increasing costs.

Our reputation and financial results could be harmed in the event of an airline accident or incident.

An accident or incident involving one of our aircraft, such as the loss of Alaska Flight 261 off the coast of California in January 2000, could involve a significant loss of life and result in a loss of faith in our airlines by the flying public. In addition, we could experience significant potential claims from injured passengers and surviving relatives, as well as costs for the repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service. Airlines are required by the DOT to carry liability insurance. Although we believe that we currently maintain liability insurance in amounts and of the type generally consistent with industry practice, the amount of such coverage may not be adequate and we may be forced to bear substantial losses from an accident. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our business and financial results. Moreover, any aircraft accident or incident, even if fully insured and even if it does not involve one of our airlines, could cause a public perception that our airlines or the equipment they fly is less safe or reliable than other transportation alternatives, which would harm our business.

Our operations are often affected by factors beyond our control, including traffic congestion at airports, weather conditions and increased security measures, any of which could harm our financial condition and results of operations.

Like other airlines, our operations are subject to delays caused by factors beyond our control, including air traffic congestion at airports, adverse weather conditions and increased security measures. Delays frustrate passengers, reduce aircraft utilization and increase costs, all of which in turn affect our profitability. During periods of fog, snow, rain, freezing rain, storms or other adverse weather conditions, flights may be canceled or significantly delayed. Due to our geographic area of operations, we believe our operations are more susceptible to adverse weather conditions than many of our competitors. Cancellations or delays due to weather conditions, traffic control problems and breaches in security could harm our financial condition and results of operations.

Our failure to successfully expand our business could harm our financial condition and results of operations.

A part of our current profitability strategy involves increasing the frequency of flights in markets we currently serve, expanding the number of markets served and increasing flight connection opportunities. We believe that growth will allow us to achieve additional economies of scale and to manage unit costs. Increasing the number of markets we serve depends on our ability to access suitable airports, facilities and in some cases regulatory approvals in targeted markets. Any condition that would deny, limit or delay access to such airports, facilities or approvals would constrain our ability to grow. In addition, successful growth depends on our ability to maintain yields and load factors at profitable levels. Inadequate revenues in new markets may require us to revise our current growth strategy. We cannot be certain that we will be able to successfully expand our existing markets or establish new markets, and the failure to do so could harm our financial condition and results of operations.

If Alaska fails to comply with financial covenants, some of its financing agreements may be terminated.

Alaska is required to comply with specific financial covenants in certain agreements, primarily its $150 million revolving credit facility. We cannot ensure that Alaska will be able to comply with these covenants or provisions or that these requirements will not limit our ability to finance our future operations or capital needs. Alaska’s inability to comply with the required financial maintenance covenants or provisions could result in default under these financing agreements and would result in a cross default under Alaska’s other financing agreements. In the event of any such default and our inability to obtain a waiver of the default, all amounts outstanding under the agreements could be declared to be immediately due and payable. If Alaska did not have sufficient available cash to pay all amounts that became due and payable, Air Group or Alaska would have to seek additional debt or equity financing, which may not be available on acceptable terms, or at all. If such financing were not available, Alaska would have to sell assets in order to obtain the funds required to make accelerated payments or risk its aircraft becoming subject to repossession, which could harm our business.

Our business could be harmed if we are unable to attract and retain qualified personnel at reasonable costs.

Our business is labor intensive, with labor costs representing 38% of our operating expenses for the year ended December 31, 2003. We expect salaries, wages and benefits to increase on a gross basis and that these costs could increase as a percentage of our overall costs, which could harm our business. We compete against the major U.S. airlines for labor in many highly skilled positions. If we are unable to hire, train and retain qualified employees at a reasonable cost, or if we lose the services of key personnel we may be unable to grow or sustain our business and our operating results and business prospects could be harmed. We may also have difficulty replacing management or other key personnel who leave and, therefore, the loss of any of these individuals could harm our business.

We have incurred operating losses in each year since 2000 and may incur substantial operating losses in the future.

For the year ended December 31, 2003, we incurred an operating loss of $14.0 million. Prior to that, we incurred operating losses of $74.2 million and $71.6 million for the years ended December 31, 2002 and 2001, respectively. The inability to achieve or sustain profitability may hinder our ability to honor our existing obligations as they become due, to obtain future equity or debt financing or to do so on economical terms, and to sustain and expand our business.

Our indebtedness could increase the volatility of earnings and otherwise restrict our activities.

We have and will continue to have for the foreseeable future a significant amount of indebtedness. Due to our high fixed costs, including aircraft lease commitments and debt service, a decrease in revenues results in a disproportionately greater decrease in earnings. As of

December 31, 2003, we had approximately $963.5 million of indebtedness outstanding, approximately $955.1 million of which was secured by flight equipment and real property and approximately $8.4 million of capital lease obligations.

Our outstanding indebtedness could have important consequences. For example, it could:

•	limit our ability to obtain additional financing for funding our growth strategy, capital expenditures, acquisitions, working capital or other purposes,

•	require us to dedicate a material portion of our operating cash flow to fund interest payments on indebtedness, thereby reducing funds available for other purposes, and

•	limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions, including reacting to any economic slowdown in the airline industry.

In addition, we have an ongoing need to finance new aircraft deliveries, and there is no assurance that such financing will be available to us in sufficient amounts or on acceptable terms.

ITEM 2. PROPERTIES

Aircraft

The following tables describe the aircraft we operate and their average age at December 31, 2003:

	Passenger				Average Age
Aircraft Type	Capacity	Owned	Leased	Total	in Years

Boeing 737-200C	111	8	1	9	22.9
Boeing 737-400	138	9	31	40	8.7
Boeing 737-700	120	17	5	22	2.8
Boeing 737-900	172	11	—	11	1.5
Boeing MD-80	140	15	12	27	12.2

		60	49	109	8.8

Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” discusses future orders and options for additional aircraft.

51 of the 60 aircraft owned by Alaska as of December 31, 2003 are subject to liens securing long-term debt. Alaska’s leased 737-200C, 737-400, 737-700 and MD-80 aircraft have lease expiration dates in 2004, between 2004 and 2016, and between 2004 and 2013, respectively. Alaska has the option to extend most of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the then fair market value of the aircraft. For information regarding obligations under capital leases and long-term operating leases, see Note 6.

At December 31, 2003, all of our aircraft met the Stage 3 noise requirements under the Airport Noise and Capacity Act of 1990. However, special noise ordinances restrict the timing of flights operated by Alaska and other airlines at Burbank, Orange County, San Diego, San Jose and Palm Springs. In addition, Orange County, Reagan National and Long Beach airports restrict the type of aircraft and number of flights.

Ground Facilities and Services

Alaska leases ticket counters, gates, cargo and baggage space, office space, and other support areas at the majority of the airports they serve. We also own terminal buildings at various Alaska cities.

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

ITEM 3. LEGAL PROCEEDINGS

We are a party to routine litigation incidental to our business and with respect to which no material liability is expected. Management believes the ultimate disposition of these matters is not likely to materially affect our financial position or results of operations. This forward-looking statement is based on management’s current understanding of the relevant law and facts; it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

PART II

ITEM 5. MARKET PRICE FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

All of Alaska’s outstanding common stock is held by Air Group and such stock is not traded in any market. No cash dividend has been paid since 1989 and Alaska does not expect to pay regular dividends to Air Group.

Alaska Airlines Financial and Statistical Data

	Quarter Ended December 31			Year Ended December 31

			%			%
	2002	2003	Change	2002	2003	Change

Financial Data (in millions):
Operating Revenues:
Passenger	$392.2	$460.3	17.4	$1,667.7	$1,840.4	10.4
Freight and mail	16.5	17.5	6.1	72.1	77.3	7.2
Other — net	21.1	26.7	26.5	93.3	109.7	17.6

Total Operating Revenues	429.8	504.5	17.4	1,833.1	2,027.4	10.6

Operating Expenses:
Wages and benefits	179.4	199.9	11.4	703.4	778.6	10.7
Employee profit sharing	—	2.9	NM	—	2.9	NM
Contracted services	20.3	20.7	2.0	80.1	81.6	1.9
Aircraft fuel	67.2	79.1	17.7	257.3	306.7	19.2
Aircraft maintenance	41.9	35.7	(14.8)	145.2	153.4	5.6
Aircraft rent	32.4	31.1	(4.0)	128.2	123.9	(3.4)
Food and beverage service	15.6	13.9	(10.9)	63.5	58.7	(7.6)
Other selling expenses and commissions	31.8	39.0	22.6	154.6	148.0	(4.3)
Depreciation and amortization	28.3	31.7	12.0	114.0	119.5	4.8
Loss on sale of assets	1.0	2.1	NM	1.7	3.4	NM
Landing fees and other rentals	28.3	34.3	21.2	110.5	127.8	15.7
Other	37.5	34.0	(9.3)	148.8	136.9	(8.0)

Total Operating Expenses	483.7	524.4	8.4	1,907.3	2,041.4	7.0

Operating Loss	(53.9)	(19.9)	(63.1)	(74.2)	(14.0)	(81.1)

Interest income	5.7	4.9		23.2	15.2
Interest expense	(11.6)	(11.3)		(46.6)	(45.2)
Interest capitalized	1.0	0.2		2.1	1.5
U.S. government compensation	—	—		0.3	52.8
Other — net	0.2	(1.2)		7.9	1.5

	(4.7)	(7.4)		(13.1)	25.8

Income (Loss) Before Income Tax and Accounting Change	$(58.6)	$(27.3)	NM	$(87.3)	$11.8	NM

Operating Statistics:
Revenue passengers (000)	3,367	3,712	10.2	14,154	15,047	6.3
RPMs (000,000)	3,164	3,608	14.0	13,186	14,554	10.4
ASMs (000,000)	4,758	5,194	9.2	19,360	20,804	7.5
Passenger load factor	66.5%	69.5%	3.0pts	68.1%	70.0%	1.9pts
Breakeven load factor	78.4%	74.4%	(4.0)pts	73.1%	72.3%	(0.8)pts
Yield per passenger mile	12.40¢	12.76¢	2.9	12.65¢	12.65¢	(0.0)
Operating revenue per ASM	9.03¢	9.71¢	7.5	9.47¢	9.74¢	2.9
Operating expenses per ASM (a)	10.17¢	10.10¢	(0.7)	9.85¢	9.81¢	(0.4)
Expense per ASM excluding fuel (a)	8.75¢	8.57¢	(2.1)	8.52¢	8.34¢	(2.1)
Fuel cost per gallon	84.7¢	94.8¢	11.9	79.6¢	90.9¢	14.2
Fuel gallons (000,000)	79.3	83.4	5.2	323.3	337.3	4.3
Average number of employees	10,065	9,921	(1.4)	10,142	10,040	(1.0)
Aircraft utilization (blk hrs/day)	10.3	10.3	0.0	10.6	10.5	(0.9)
Operating fleet at period-end	102	109	6.9	102	109	6.9

NM = Not Meaningful

(a)  See Note A on page 25.

Note 1:

Certain reclassifications have been made to the December 31, 2002 statement of operations to conform to the December 31, 2003 presentation.

Note 2:

Operating loss for the three months and year ended December 31, 2003 includes adjustments to increase operating expenses by $2.4 million (pretax) and $3.1 million (pretax), respectively, related to prior years. Operating loss for the three months ended December 31, 2003 also includes adjustments to increase operating expenses by $1.8 million (pretax) and increase operating revenues by $6.3 million (pretax), both related to previous quarters in 2003. In addition, interest income for the 2003 year includes an adjustment recorded in the first quarter that reduced interest income by $2.8 million (pretax) related to the previous year. Management does not believe that these amounts are material to the periods affected.

Note A:

Pursuant to Item 10 of Regulation S-K, the Company is providing disclosure of the reconciliation of reported non-GAAP financial measures to their most directly comparable financial measures reported on a GAAP basis. The non-GAAP financial measures provide management the ability to measure and monitor the Company’s performance both with and without the cost of aircraft fuel. As both the cost and availability of aircraft fuel are subject to many economic and political factors beyond the Company’s control, it is the Company’s view that the measurement and monitoring of performance without this factor is important. These non-GAAP financial measures are also more comparable to financial measures reported to the Department of Transportation by other major network airlines. The following table reconciles operating expenses excluding fuel and operating expenses per ASM excluding fuel for Alaska Airlines, Inc.:

($ in millions)	Quarter Ended December 31		Year Ended December 31

	2002	2003	2002	2003

Total GAAP Operating Expenses (in millions)	$483.7	$524.4	$1,907.3	$2,041.4
ASMs (000,000)	4,758	5,194	19,360	20,804

GAAP Operating Expenses per ASM	10.17¢	10.10¢	9.85¢	9.81¢

Total GAAP Operating Expenses (in millions)	$483.7	$524.4	$1,907.3	$2,041.4
Less: Aircraft Fuel	67.2	79.1	257.3	306.7

	$416.5	$445.3	$1,650.0	$1,734.7

Operating expense per ASM excluding fuel	8.75¢	8.57¢	8.52¢	8.34¢

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K. All statements in the following discussion which are not reports of historical information or descriptions of current accounting policies are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note. There can be no assurance that actual developments will be those anticipated by us. Actual results could differ materially from those projected as a result of a number of factors, some of which we cannot predict or control. For a discussion of these factors, see Item 1, “Business-Business Risks.”

General

Alaska is a major airline serving primarily Alaska; the U.S. West Coast; five cities on the U.S. East Coast; Vancouver, Canada; and Mexico. We operate an all jet fleet and our average passenger trip is 967 miles.

Year in Review and Current Events

Overall, economic conditions in 2003 improved slightly over 2001 and 2002, resulting in strong summer demand and higher than expected fourth quarter revenue passenger miles (RPMs or traffic). However, industry demand levels, as measured by passenger traffic, remained below pre- 2001 levels. In an attempt to mitigate negative impacts on our business resulting from the terrorist attacks of September 11, 2001 and the economic downturn in 2001, and 2002 and the first half of 2003, our business strategy focused on extensive cost reductions and revenue enhancement initiatives involving the review of every aspect of our operations. We experienced increases in both traffic and available seat miles (ASMs or capacity), however our yields (passenger fare divided by distance traveled) remained flat year over year. Our unit costs excluding fuel declined, although fuel prices increased roughly 14% year over year. We expect capacity to increase 6% in 2004 compared to 2003.

In February 2004, we initiated a fare rationalization plan whereby a number of restrictions were eliminated and the gap between the highest and lowest fares was reduced. The goal of this initiative is to increase customer value and simplify the customer’s purchase decision.

In June 2003, we met with leaders of our labor unions to begin a dialog over how Alaska and our labor groups can work cooperatively to better position the airline for growth and success. These meetings focused on our desire to achieve a cost structure that enables us to offer customers the services they want at fares they are willing to pay; to earn a reasonable profit; to grow our business and take advantage of opportunities; and to secure the futures of as many of our employees as possible. To reach our goal of achieving success, our goal is to reduce our cost per available seat mile excluding fuel to 7.25 cents by 2005. However, this is a goal and should not be viewed as a prediction of future performance.

As discussed in Note 10 in the Notes to Financial Statements, in April 2003, the Emergency Wartime Supplemental Appropriations Act was signed into legislation. The Act includes $2.3 billion of one-time cash payments to air carriers, allocated based on each carrier’s share of security fees remitted and carrier fees paid to the Transportation Security Administration since its inception in February 2002. Additionally, passenger security fees were not imposed by the TSA and carrier fees were not paid during the period June 1, 2003 through September 30, 2003. In May 2003, we received our share of the one-time cash grant in the amount of $52.8 million.

In the fourth quarter of 2003, we made a decision to retire three 737-200C aircraft when they become due for their scheduled maintenance heavy checks in 2004. As a result of this decision, we revised our estimates of the useful lives on these aircraft, which resulted in increased depreciation and amortization of approximately $1.6 million in the fourth quarter of 2003. We expect to record an additional $9.3 million in 2004.

RESULTS OF OPERATIONS

2003 Compared with 2002

Our net income for 2003 was $3.0 million, compared with a net loss of $69.5 million in 2002. Our 2003 results include $52.8 million received related to assistance from the government under the Emergency Wartime Supplemental Appropriations Act. Our 2002 net loss includes $0.3 million received from the government and $12.5 million related to the write-off of goodwill in connection with the adoption of SFAS No. 142 (see discussion in Note 1 in the Notes to Financial Statements). Excluding the government compensation received in 2003 and 2002 and the goodwill write-off in 2002, our net loss for 2003 was $29.6 million compared to $57.2 million for 2002.

Our operating loss for 2003 was $14.0 million compared to $74.2 million for 2002. Our pre-tax income for 2003 was $11.8 million compared with a pre-tax loss before accounting change of $87.3 million for 2002. Financial and statistical data comparisons are shown on page 23. On page 24, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measures.

Revenues

Operating revenues increased $194.3 million, or 10.6%, during 2003 as compared to the same period in 2002. For the twelve months ended December 31, 2003, capacity increased 7.5% and traffic increased 10.4% as compared to the same period in 2002. The capacity increases are primarily due to the addition of service to new cities (Boston, Denver, Newark, Washington D.C., Orlando and Miami) and an increase in service in the Pacific Northwest, Mexico, and Canada markets, partially offset by lower capacity in the Bay Area, Arizona and Northern Alaska. During 2003, roughly 75% of our ASM growth came from expansion in the Transcontinental and Denver markets. Traffic increases primarily reflect service to new cities and traffic increases in the Pacific Northwest, Mexico and Nevada, partially offset by decreases in traffic in the Bay Area, Northern Alaska and Arizona. Higher traffic resulted in a $172.7 million, or 10.4%, increase in passenger revenues. Our passenger load factor (RPMs divided by ASMs) increased 1.9 percentage points to 70.0% during 2003 as compared to 2002.

Our yield per passenger mile remained constant compared to 2002 due to a combination of longer average stage lengths, fewer business travelers, a drop off in demand and continued pricing pressure by low cost carriers, partially offset by an increase in revenue from expired Mileage Plan accounts.

Freight and mail revenues increased $5.2 million, or 7.2%, due principally to higher freight and mail volumes attributable to a reduction of security restrictions. Other-net revenues increased $16.4 million, or 17.6%, due largely to cash received from the sale of miles in our frequent flyer program (impacting other revenue currently as a portion is recognized immediately) and redemption of miles on partner airlines.

Expenses

For the twelve months ended December 31, 2003, total operating expenses increased $134.1 million, or 7.0%, as compared to the same period in 2002. This increase is due largely to a 7.5% increase in ASMs combined with higher fuel, maintenance, wages and benefits costs and landing fees and other rentals. Operating expense per ASM excluding fuel decreased 2.1% as compared to the same period in 2002 from 8.52 cents to 8.34 cents. Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $75.2 million, or 10.7%, during 2003 as compared to 2002. Approximately $52.8 million of this increase reflects higher benefit costs, mainly increases in pension costs of approximately $34.1 million and higher health insurance and workers’ compensation costs. The remaining $22.4 million increase reflects scale and step increases, partially offset by a 1.0% decrease in the number of full time equivalent employees.

In May of 2004, under terms of our union contract, our pilots will receive a 4% wage rate increase.

•	Alaska recorded employee profit sharing of $2.9 million in 2003, which will be paid in 2004. No profit sharing occurred in 2002.

•	Aircraft fuel increased $49.4 million, or 19.2%, due to a 14.2% increase in the fuel cost per gallon and a 4.3% increase in fuel gallons consumed. Air Group’s fuel hedging program resulted in Alaska recognizing a $25.0 million reduction in aircraft fuel expense for hedging gains realized on hedge positions settled during 2003. Fuel prices remain high and can be volatile. At December 31, 2003, we have fuel hedge contracts in place to hedge 33%, 28% and 2% of our expected fuel usage in 2004, 2005 and 2006, respectively.

•	Aircraft maintenance increased $8.2 million, or 5.6%, due to increases in the number of outside airframe and engine checks and other outside repairs and additional depreciation that was recorded following our decision in the fourth quarter to retire three Boeing 737-200Cs in 2004.

•	Aircraft rent decreased $4.3 million, or 3.4%, due to new lease extensions at lower rates, partially offset by five new 737-700 leases.

•	Other selling expenses and commissions decreased $6.6 million, or 4.3%. This decrease was due principally to lower computer reservation system costs, the elimination of travel agency base commissions and lower Mileage Plan costs, partially offset by an increase in credit card commissions, advertising costs, and incentive payments made to Horizon. In 2003, 43.0% of Air Group ticket sales were made through traditional travel agents, compared to 48.2% in 2002. In 2003, 27.4% of the ticket sales were made through Alaska’s Internet web site compared to 21.0% in 2002.

•	Depreciation and amortization increased $5.5 million, or 4.8% reflecting a year over year increase in the depreciable asset base and $0.7 million in accelerated depreciation on three 737-200s that will be retired in 2004.

In 2004, we expect to record an additional $9.3 million of depreciation and maintenance expense as a result of the projected retirement.

•	Landing fees and other rentals increased $17.3 million, or 15.7%. The higher rates reflect modest volume growth and an increase in airports’ cost of operations, including facility expansion initiatives, and increased costs for security.

We expect landing fees and other rentals to continue to increase as a result of airport facility expansions and increased costs for security.

•	Other expense decreased $11.9 million, or 8.0%, primarily reflecting lower expenditures for insurance, supplies, communication services and property taxes, partially offset by increases in expenditures for professional services and per diems. Insurance expense decreases are a reflection of several factors including a $3.7 million insurance reimbursement received during the latter part of 2003 resulting from a clarification of liability related to Flight 261, lower cost coverage from a government aviation war risk insurance program and competitive pressures in the aviation war risk insurance market. However, aviation insurance remains substantially higher than before September 11, 2001.

Nonoperating Income (Expense)

Net nonoperating items were $13.1 million expense in 2002 compared to $25.8 million income in 2003. The 2003 results include $52.8 million received in connection with the government reimbursement of security fees remitted and carrier fees paid under the Act. Interest income decreased $8.0 million due principally to lower interest rates and an adjustment of premium and discount amortization on our marketable securities portfolio. Interest expense (net of capitalized interest) increased $0.8 million, due primarily to increases in debt (See Note 5 in the Notes to Financial Statements).

Other-net includes $5.1 million in gains and $1.4 million in losses resulting from hedge ineffectiveness on fuel hedging contracts in 2002 and 2003, respectively. In 2003, we received an insurance recovery of $3.1 million in connection with legal fees associated with the U.S. Attorney investigation in Oakland.

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

Revenues

Operating revenue increased 3.7% during 2002 as compared to 2001. Available seat miles increased during each quarter of 2002 as compared to 2001 due to the addition of service to five cities (Calgary, Boston, Denver, Newark and Miami) and due to the negative impact of the terrorist attacks on 4th quarter 2001 capacity. For the full year 2002, capacity was up 8.0% while revenue passenger miles increased at a slightly lower rate (7.6%), resulting in a 0.3 point decrease in passenger load factor. In our largest market, Southern California, capacity was slightly higher in 2002 compared to 2001, and traffic was slightly lower, resulting in a decrease in load factor of 1.1 points. Capacity and traffic gains experienced in the last two quarters in this market were offset by decreases in the first two quarters. In our second largest market, Anchorage/Fairbanks to the U.S. mainland, both capacity and traffic increased when compared to 2001; traffic increased at a higher rate than capacity, resulting in an increase in load factor of 1.8 points for the year. The average load factor for our newest five cities was better than the system average.

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

Other-net revenues increased 20.7%, largely due to increased revenue from the sale of miles in Alaska’s frequent flyer program, and redemption of miles on partner airlines. (Alaska recognizes revenue for the difference between the funds received for the sale of miles to third parties and the cost of the award redemptions on partner airlines.)

Expenses

Excluding fuel, operating expenses grew by $85.5 million, or 5.5%, as a result of an 8.0% increase in ASMs and a 2.4% decrease in cost per ASM. The cost per ASM excluding fuel increased by 0.2% during the first nine months of 2002 when compared to the same period in 2001, but decreased by 8.9% in the fourth quarter, primarily due to the impact of the terrorist attacks in 2001. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits increased 9.7% due to a 9.5% increase in average wages and benefits per employee and a 0.3% increase in the number of employees. The 2002 results include a full year of a pilot wage increase, which occurred in June 2001, step increases for union employees, and annual merit raises for management employees. Additionally, benefits expense significantly increased due to increases in defined benefit plan costs and increases in health insurance for all employees.

•	Contracted services increased 6.2%, primarily due to higher rates for ground handling services and a slightly higher volume of services due to capacity growth. Increased airport security screening costs subsequent to September 11, 2001 also contributed to the increase.

•	Aircraft fuel expense decreased 4.6% due to a 9.9% decrease in the cost per gallon of fuel, offset by a 5.8% increase in gallons consumed. Fuel consumption rate per flight hour decreased slightly by 0.1%. The lower fuel prices saved $28.1 million.

•	Aircraft maintenance expense increased 12.0% as a result of more airframe checks in 2002. In addition, the 2001 results reflect a reduced flight schedule as a result of the September 11 terrorist attacks which resulted in the deferring of certain C checks and heavy checks into 2002.

•	Other selling expense and commissions consists of credit card commissions, computer reservation systems fees, Mileage Plan award costs for miles earned by flying on Alaska or Horizon, advertising expenses and commission expense paid on the sale of tickets. The decrease in 2002 was attributed to decreases in computerized reservation system fees, advertising expense and Mileage Plan awards, the elimination of travel agent base commissions and the continuing shift to direct sales channels, offset by increases in credit card commissions. In June 2002, we changed our travel agent commissions program to eliminate base commissions and move to a 100% incentive-based program. In 2002, 55.9% of Air Group ticket sales were made through travel agents, versus 59.9% in 2001. In 2002, 21.0% of the ticket sales were made through Alaska’s Internet web site versus 16.3% in 2001.

•	Depreciation and amortization increased 7.6% in 2002 as compared to 2001, primarily due to the addition of eight owned aircraft during the first and second quarters of 2001.

•	Landing fees and other rentals increased 11.1%, exceeding the 3.1% increase in landings, due to higher landing fee and rental rates at airports throughout the system. The higher rates reflect the airports’ increased cost of operations due to new security directives and expansion of their facilities.

•	Other expense increased 3.4%, primarily due to higher expenditures for insurance, flight crew hotels and utilities, partly offset by lower property taxes, recruiting, passenger remuneration, uninsured losses and legal costs. Subsequent to the events of September 11, we experienced significant increases in hull, liability and war risk insurance rates, and were also subject to surcharges for war risk coverage. As a result of these increases, Alaska incurred $37.4 million in aircraft insurance expense in 2002, compared to $13.1 million in 2001.

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

We have fuel hedge contracts that are carried on the balance sheet at fair value. Each period, the contracts are measured and adjusted to fair market value. The change in the value of the fuel hedge contracts that perfectly offsets the change in the value of the aircraft fuel being hedged is recorded as other comprehensive income/loss until the hedged contract is settled and is then recognized in earnings. To the extent the change in the value of the fuel hedge contracts does not perfectly offset the change in the value of the aircraft fuel purchase being hedged, that portion of the hedge is recognized in earnings. In 2001 and 2002, $5.9 million of expense and $5.1 million of income, respectively, was recorded as part of other nonoperating income (expense) to recognize the hedge ineffectiveness on the contracts. As detailed in Note 1 to the financial statements, at December 31, 2002, Air Group had fuel hedge contracts for 140 million gallons of projected jet fuel usage in 2003, which represents approximately 35% of projected usage. Of these contracts, approximately 85% of projected fuel usage relates to Alaska.

Cumulative Effect of Accounting Change

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under this statement, goodwill is no longer amortized, but instead is tested for impairment on a minimum of an annual basis. During the second quarter of 2002, we completed the first step of our impairment test related to our $12.5 million of goodwill. In the fourth quarter of 2002, we completed the second step of our impairment test and determined that all of our goodwill was impaired. As a result, we recorded a one-time, non-cash charge, effective January 1, 2002, of $12.5 million to write-off all of our goodwill. This charge is reflected as a cumulative effect of accounting change in the Statement of Operations for 2002.

Critical Accounting Policies

The discussion and analysis of our financial position and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect our financial position and results of operations. See Note 1 to the financial statements for a description of our significant accounting policies. Critical accounting estimates are defined as those that are reflective of significant judgment and uncertainties, and potentially result in materially different results under different assumptions and conditions. We have identified the following critical accounting estimates. We have discussed the development, selection and disclosure of these policies with our audit committee.

Mileage Plan

We have a loyalty program that awards miles to passengers who fly on Alaska or Horizon and our travel partners. Additionally, we sell miles to third parties, such as our credit card partner, for cash. In either case, the outstanding miles may be redeemed for travel on Alaska, Horizon, or any of our alliance partners. We have an obligation to provide this future travel; therefore, for awards earned by passengers who fly on Alaska, Horizon or our travel partners, we recognize a liability and the corresponding expense for this future obligation. For miles sold to third parties, a majority of the sales proceeds are recorded as deferred revenue and recognized when the award transportation is provided. The deferred proceeds are recognized as passenger revenue when awards are issued on Alaska, and as other-net revenue for awards issued on other airlines.

At December 31, 2003, we had approximately 75 billion miles outstanding, resulting in an aggregate liability of $336 million. The liability is computed based on several assumptions that require significant management judgment to estimate and formulate. There are uncertainties inherent in estimates; therefore, an incorrect assumption impacts the amount and/or timing of revenue recognition or Mileage Plan expenses. The most significant assumptions in accounting for the Mileage Plan are described below.

1.	The number of miles that will not be redeemed for travel:

Members may not reach the mileage threshold necessary for a free ticket and outstanding miles may not always be redeemed for travel. Therefore, based on the number of Mileage Plan accounts and the miles in the accounts, we estimate how many miles will never be used (“breakage”), and do not record a liability for those miles. Our estimates of breakage consider activity in our members accounts, account balances, and other factors. We believe our breakage assumptions are reasonable. A hypothetical 1.0% change in our estimate of breakage has approximately a $3.8 million affect on the liability. However, actual breakage could differ significantly from our estimates given the dynamic nature of the program and our inability to predict our member’s future behavior.

2.	The number of miles used per award (i.e., free ticket):

We estimate how many miles will be used per award. If actual miles used are more or less than estimated, we may need to adjust the liability and corresponding expense. Our estimates are based on the current requirements in our Mileage Plan program and historical redemptions on Alaska, Horizon or other airlines.

3.	The costs which will be incurred to carry the passenger:

When the frequent flyer travels on his or her award ticket, incremental costs such as food, fuel and insurance are incurred to carry that passenger. We estimate what these costs (excluding any contribution to overhead and profit) will be and accrue a liability. If the passenger travels on another airline on an award ticket, we often must pay the other airline for carrying the passenger. The other airline costs are based on negotiated agreements and are often substantially higher than the costs we would incur to carry that passenger. We estimate how much we will pay to other airlines for future travel awards based on historical redemptions and settlements with other carriers and accrue a liability accordingly. The costs actually incurred by us or paid to other airlines may be higher or lower than the costs that were estimated and accrued, we may need to adjust our liability and corresponding expense.

4.	Redemption on Alaska or Horizon versus other airlines:

The cost for Alaska or Horizon to carry an award passenger is typically lower than the cost we will pay to other airlines. We estimate the number of awards which will be redeemed on Alaska or Horizon versus other airlines and accrue the costs on this based on our estimate of historical redemption patterns. If the number of awards redeemed on other airlines is higher or lower than estimated, we may need to adjust our liability and corresponding expense.

We review all Mileage Plan estimates each quarter, and change our assumptions if facts and circumstances indicate that a change is necessary. Any such change in assumptions could have a significant effect on our financial position and results of operations.

Pension Plans

We account for the defined benefit pension plans using SFAS No. 87, “Employer’s Accounting for Pensions.” Under SFAS No. 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS No. 87 is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plans of $20.0 million, $40.0 million and $73.5 million in 2001, 2002 and 2003, respectively.

The calculation of pension expense and the corresponding liability requires the use of a number of important assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. At December 31, 2003, the fair value of our pension plan assets totaled $529.5 million. We anticipate making a cash contribution of approximately $49.0 million during 2004.

Pension expense increases as the expected rate of return on pension plan assets decreases. At December 31, 2003, we estimate that the pension plan assets will generate a long-term rate of return of 8.0%. This rate is equal to the assumed rate of 8.0% used at December 31, 2002, and was developed by evaluating input from consultants and economists as well as long-term inflation assumptions. We regularly review the actual asset allocation and periodically rebalance investments as considered appropriate. This expected long-term rate of return on plan assets at

December 31, 2003 is based on an allocation of U.S. equities and U.S. fixed income securities. Decreasing the expected long-term rate of return by 0.5% (from 8.0% to 7.5%) would increase our estimated 2004 pension expense by approximately $2.7 million.

Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 6.75% and 6.00% at December 31, 2002 and 2003, respectively. The discount rate is determined based on the current rates earned on high quality long-term bonds. Decreasing the discount rate by 0.5% (from 6.00% to 5.50%) would increase our accumulated benefit obligation at December 31, 2003 by approximately $51.0 million and increase estimated 2004 pension expense by approximately $9.8 million.

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict what these factors will be in the future.

Long-lived Assets

As of December 31, 2003, we had approximately $1.8 billion of property and equipment and related assets. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the long-lived assets condition, and operating cash flow losses associated with the use of the long-lived asset. Due to the events of September 11 and the impact on the airline industry, in 2001 we evaluated whether the book value of our aircraft was impaired in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” We performed an impairment test, as required by SFAS No. 121, which was based on the estimated future undiscounted cash flows to be generated by our aircraft. Based on this test, we determined that no impairment write-down was necessary for our fleet.

In 2002 and 2003, due to volatile economic conditions and indications of declining aircraft market values, we evaluated whether the book value of our aircraft was impaired in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” (This statement supercedes SFAS No. 121.) No impairment was necessary based on the results of the evaluations.

There is inherent risk in estimating the future cash flows used in the impairment test. If cash flows do not materialize as estimated, there is a risk the impairment charges recognized to date may be inaccurate, or further impairment charges may be necessary in the future.

Liquidity and Capital Resources

The table below presents the major indicators of financial condition and liquidity.

	December 31, 2002	December 31, 2003	Change

	(In millions, except debt-to-capital and per-share amounts)
Cash and marketable securities	$635.7	$811.9	$176.2

	December 31, 2002	December 31, 2003	Change

	(In millions, except debt-to-capital and per-share amounts)
Working capital	226.3	179.7	(46.6)
Long-term debt and capital lease obligations*	856.7	756.8	(99.9)
Shareholder’s equity	569.7	698.1	128.4
Long-term Debt-to-capital	60%:40%	52%:48%	NA
Long-term Debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	75%:25%	70%:30%	NA

We plan to meet our capital and operating commitments through cash and marketable securities on hand at December 31, 2003 of $811.9 million and internally generated funds from operations. During 2003, we received $123.6 million in capital contributions from Air Group (See discussion in Note 4 and Note 5 in the Notes to Financial Statements). Funds from these transactions are expected to provide additional liquidity to be used in our operations.

During the year ended 2003, our cash and marketable securities increased $176.2 million to $811.9 million at December 31, 2003. This increase primarily reflects cash provided by operating activities of $318.6 million and cash provided by financing activities of $181.8 million, partially offset by cash used for the purchase of property and equipment of $307.7 million and $15.2 million paid for restricted deposits and other.

Cash Provided by Operating Activities

Net cash provided by operating activities was $318.6 million in 2003, compared to $119.6 million in 2002 and $282.9 million in 2001. Significant cash flows in 2003 included the receipt of $52.8 million from the government under the Emergency Wartime Supplemental Appropriations Act in May 2003 and our payment of $40 million to fund our defined benefit plans. The increase in cash flows from 2002 to 2003 also resulted from a reduction in our net loss from 2002. Other contributing factors to our operating cash flow include year over year increases in air traffic liabilities and other current liabilities. Cash flows from operations in 2001 include the receipt of $71.6 million in U.S. government cash compensation received under the Air Transportation and Safety and System Stabilization Act.

Cash Used in Investing Activities

Cash used in investing activities was $576.8 million in 2003 compared to $355.6 million in 2002 and $213.0 million in 2001. In 2003, we had net purchases of $253.9 million of marketable securities and $307.7 million for property and equipment. Our aircraft related capital expenditures increased $150.3 million over 2002, primarily reflecting additional aircraft added to our operating fleet including six 737-700s and five 737-900s.

Cash Provided by Financing Activities

In 2003, cash provided by financing activities was $181.8 million, reflecting capital contributions received from Air Group of $123.6 million and new debt issuances of $129.5 million, offset by long-term debt and capital lease payments of $71.3 million. .

Additionally, debt issuances of $129.5 million, $58.0 million and $234.5 million in 2003, 2002 and 2001, respectively, were secured by the related flight equipment, including the purchase of four, one and eight new Boeing aircraft in 2003, 2002 and 2001, respectively, and one used Boeing 737 aircraft in 2001. The 2003 debt issuances have interest rates that vary with the London Interbank Offered Rate (LIBOR) and payment terms ranging from 12 to 15 years.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

At December 31, 2003, we had firm orders for three aircraft requiring aggregate payments of approximately $110 million, as set forth below. In addition, we have options to acquire 26 additional B737s. We expect to finance the new aircraft with leases, long-term debt or internally generated cash. During the second quarter of 2003, we deferred the delivery of two Boeing 737-900’s from 2004 to 2005. The following table summarizes aircraft deliveries and payments by year:

Delivery Period — Firm Orders

						Beyond
Aircraft	2004	2005	2006	2007	2008	2008	Total

Boeing 737-900	1	2	—	—	—	—	3

Payments (Millions)	$53	$57	$—	$—	$—	$—	$110

We are party to a purchase agreement with an aircraft manufacturer. Under the agreement, upon commitment to purchase the aircraft, we must make deposits to the manufacturer for a portion of the purchase price of the aircraft, with the remainder of the purchase price due at delivery. Concurrent with this agreement, the manufacturer has an agreement with a Trust wherein the Trust makes additional periodic pre-delivery deposits to the manufacturer for the aircraft. Under certain specified events, including default by the Trust, we may be required to pay the manufacturer the amounts to be paid by the Trust in order to retain the right to purchase the aircraft. We make monthly payments to the Trust related to the advances made by the Trust to the manufacturer, which payments are capitalized as part of the aircraft cost. The Trust is reimbursed for its advances on or before the delivery of the applicable aircraft. As of December 31, 2003, our obligations relating to such advances equaled approximately $11.6 million which will be paid in 2004. This amount is included as an aircraft purchase commitment in the summary of contractual obligations below.

The following table provides a summary of our current and long-term debt obligations, capital lease obligations, operating lease commitments and aircraft purchase commitments as of December 31, 2003. This table excludes other obligations that we may have, such as pension obligations (discussed in Note 7 to Financial Statements) and routine purchase obligations entered into in the normal course of business.

						Beyond
(in millions)	2004	2005	2006	2007	2008	2008	Total

Current and long-term debt	$198.6	$45.9	$49.1	$51.9	$54.9	$554.7	$955.1
Capital lease obligations	1.8	—	—	—	—	—	1.8
Operating lease commitments	175.8	170.9	133.5	102.5	101.9	579.2	1,263.8
Aircraft purchase commitments	52.7	57.1	—	—	—	—	109.8

Total	$428.9	$273.9	$182.6	$154.4	$156.8	$1,133.9	$2,330.5

As described in Note 6 to the Financial Statements, the 2004 capital lease obligation recorded on our balance sheet primarily represents the end of lease buyouts of two airplanes totaling $6.2 million. In January 2004, subsequent to year end, these leases were renegotiated and will be reflected as operating leases in future periods. The table above excludes the capital lease obligation recorded at December 31, 2003 related to the two aircraft.

Our $150 million credit facility expires and is due in December 2004. Management is considering various alternatives including renewing or replacing the credit facility although there can be no assurance that this can be accomplished on acceptable terms to the Company.

Management also intends to make funding payments to our defined benefit plans during 2003 totaling $49 million.

Our credit facility and certain loan agreements contain provisions that require maintenance of specific levels of net worth, leverage and fixed charge coverage, and limit investments, lease obligations, sales of assets, and additional indebtedness. At December 31, 2003, we were in compliance with all loan provisions.

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46, as amended by FIN 46 (Revised) in December 2003, requires consolidation of certain types of entities in which the Company absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected returns, or both, as a result of ownership, contractual or other financial interests in the entity. These entities are called “variable interest entities.” The principal characteristics of variable interest entities are (1) an insufficient amount of equity to absorb the entity’s expected losses, (2) equity owners as a group are not able to make decisions about the entity’s activities, and (3) equity that does not absorb the entity’s losses or receive the entity’s residual returns. Variable interests are contractual, ownership or other monetary interests in an entity that change with fluctuations in the entity’s net asset value. As a result, variable interest entities can arise from items such as lease agreements, loan arrangements, guarantees or service contracts.

If an entity is determined to be a variable interest entity, the entity must be consolidated by the “primary beneficiary”. The primary beneficiary is the holder of the variable interests that absorbs a majority of the variable interest entity’s expected losses or receives a majority of the entity’s residual returns in the event no holder has a majority of the expected losses. There is no primary beneficiary in cases where no single holder absorbs the majority of the expected losses or receives a majority of the residual returns. The determination of the primary beneficiary is based on qualitative aspects of the arrangements involved or projected cash flows at the inception of the transaction with the variable interests entity.

FIN 46 is applicable to financial statements of companies that have interests in “special purpose entities”, as defined, during the year ended 2003.

We are the lessee in a series of operating leases covering our leased aircraft. In many instances, the lessors are trusts established by a third party specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for variable interest entities. However, they do not meet the consolidation requirements of FIN 46 because we are not the primary beneficiary of the entity’s expected gains or losses. Our conclusions are based on the fact that the leasing arrangements involved contain terms which are consistent with market terms at the inception of the lease and do not include residual value guarantees made by us, fixed-price purchase obligations or similar features that obligate us to absorb the majority of expected losses of the variable interest entities. Our maximum exposure under these types of lease arrangements is the remaining lease payments, which are reflected in future lease commitments in Note 5 (plus the cost, if any, of bringing the equipment into compliance with the physical condition required for return).

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. SFAS No. 148 allowed companies adopting the fair value based method of SFAS No. 123 to utilize one of three alternative transition methods as long as SFAS No. 123 was adopted in a fiscal year beginning prior to December 16, 2003. To date, the Company has not adopted SFAS No. 123 and would therefore be required to use on of two methods proscribed by SFAS No. 148 if it adopted SFAS No. 123 in the future. The FASB currently is working on a project to develop a new standard for accounting for stock-based compensation and expects to issue a final standard in the second half of 2004.

In September 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants released a Draft Statement of Position entitled “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment” (Draft SOP). The Draft SOP, which is expected to be issued in its final form in first quarter 2004, would become effective for the Company January 1, 2005. The primary areas of applicability of the Draft SOP to the Company are in the areas of planned major maintenance activities (airframe and engine overhauls) and component accounting.

As discussed in “Property, Equipment and Depreciation,” the Company currently capitalizes costs related to major airframe and engine overhauls and amortizes those costs to maintenance expense over the shorter of the life of the overhaul or the remaining lease term. In the Draft SOP, these costs would be considered a planned major maintenance activities and, as such, would be expensed as incurred.

Effect of Inflation - Inflation and price changes other than for aircraft fuel do not have a significant effect on our operating revenues, operating expenses and operating income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have interest rate risk in our floating rate debt obligations and our available for sale marketable investment portfolio, and commodity price risk in jet fuel required to operate our aircraft fleet. We purchase jet fuel at prevailing market prices, and seek to manage market risk through execution of a documented hedging strategy. We have market sensitive instruments in the form of fixed rate debt instruments and financial derivative instruments used to hedge our exposure to jet fuel price increases. We do not purchase or hold any derivative financial instruments for trading purposes.

Fuel Hedging

We utilize our fuel hedges as a form of insurance against significant increases in fuel prices. We believe there is significant risk in not hedging against the possibility of such fuel price increases. At December 31, 2003, Air Group had fuel hedge contracts in place to hedge 132.1 million gallons of its expected jet fuel usage in 2004, 116.1 million gallons in 2005 and 10.2 million gallons in 2006. This represents 33%, 28% and 2% of Air Group’s anticipated fuel consumption in 2004, 2005 and 2006, respectively. Prices of these agreements range from $26 to $28 per barrel. A hypothetical 10% increase in jet fuel prices would increase 2004 fuel expense by approximately $28.3 million. A hypothetical 10% decrease in jet fuel prices would decrease 2004 fuel expense for Alaska by approximately $28.9 million. This analysis includes the effect of the fuel hedging contracts in place at December 31, 2003. Currently, a one-cent change in the fuel price per gallon affects annual fuel costs for Alaska by approximately $3.4 million. We utilize financial derivative instruments as hedges to decrease our exposure to jet fuel price changes. We account for our fuel hedge derivative instruments as cash flow hedges as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. All changes in fair value that are considered to be effective hedges are recorded in accumulated other comprehensive income (loss) until the underlying jet fuel is consumed.

As of December 31, 2002 and 2003, the fair values of our fuel hedge positions were $14.0 million and $15.7 million, respectively. All of the 2002 fair value amounts and $10.3 million of the 2003 fair value amounts are included in prepaid expenses and other current assets in the balance sheets. The remaining 2003 fair value amount of $5.4 million is reflected in other assets in the balance sheets.

During 2002 and 2003, we recognized $9.7 million and $25.0 million, respectively, in realized hedging gains. These amounts are reflected in aircraft fuel in our Statements of Operations.

Hedge ineffectiveness resulted in nonoperating expense of $5.9 million for 2001, nonoperating income of $5.1 million for 2002 and nonoperating income of $1.4 million for 2003. These amounts are recorded as non-operating income (expense) in other-net in our Statements of Operations.

In 2002 and 2003, we recorded a net gain of $8.0 million and a net loss of $0.6 million, net of tax, in other comprehensive income (loss). These amounts include the change in effectiveness as related to the change in fair market value for future derivative hedge instruments and the removal of the effective portion of derivative hedge instruments that matured during 2002 and 2003.

Financial Market Risk

We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term investment portfolio. Our debt obligations include variable rates, which have exposure to changes in interest rates. A hypothetical 10% change in the average interest rates incurred on variable rate debt during 2003 would correspondingly change our net earnings and cash flows associated with these items by approximately $2.6 million.

During 2003, we issued $129.5 million ($65.0 million in the second quarter of 2003, $32.0 million in the third quarter of 2003, and $32.5 million in the fourth quarter of 2003) of debt secured by flight equipment, having interest rates that vary with LIBOR and payment terms ranging from 12 to 15 years.

We also have investments in marketable securities, which are exposed to market risk associated with changes in interest rates. If short-term interest rates were to average 1% more than they did in 2003, interest income would increase by 50 basis points.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15.

Selected Unaudited Quarterly Financial Information (in millions):

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter

	2002 (a)	2003	2002	2003 (b)	2002	2003	2002	2003 (c)

Operating revenues	$412.2	$427.0	$478.7	$510.6	$512.4	$585.3	$429.8	$504.5
Operating income (loss)	(39.0)	(61.6)	(0.1)	8.3	18.8	59.2	(53.9)	(19.9)
Income (loss) before accounting change	(26.8)	(45.1)	(0.8)	36.8	8.9	29.6	(38.3)	(18.3)
Net income (loss)	(39.3)	(45.1)	(0..8)	36.8	8.9	29.6	(38.3)	(18.3)

(a)	Net loss for the three months ended March 31, 2002 includes $12.5 million cumulative effect of the accounting change in connection with the impairment of goodwill.

(b)	Net income for the three months ended June 30, 2003 includes $52.8 million (pretax) received related to assistance from the government under the Emergency Wartime Supplemental Appropriations Act.

(c)	Operating loss for the three months ended December 31, 2003 includes adjustments to increase operating expenses by $2.4 million (pretax) related to prior years. Operating loss for the three months ended December 31, 2003 also includes adjustments to increase operating expenses by $1.8 million (pretax) and increase operating revenues by $6.3 million (pretax), both related to previous quarters in 2003. In addition, interest income for the 2003 year includes an adjustment recorded in the first quarter that reduced interest income by $2.8 million (pretax) related to the previous year. Management does not believe that these amounts are material to the periods affected.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2003, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is communicated to our certifying officers on a timely basis.

Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective.

As discussed in Air Group’s Form 8-K filed with the Commission on February 27, 2004, subsequent to Air Group’s January 28, 2004 press release summarizing Air Group’s fourth quarter and full year 2003 financial results, further review of the Mileage Plan liability and related deferred revenue as of December 31, 2003 revealed that these amounts had not been fully adjusted to reflect planned deletions of certain accounts with expired miles. The consequent adjustment to reduce the total Mileage Plan liability and deferred revenue estimate from $344.4 million to $336.0 million resulted in an $8.4 million (pretax) increase in total revenues for the fourth quarter and full year which is reflected in the consolidated financial statements included herein. This resulted from a deficiency in the application of computer system change control procedures, which did not identify a mileage plan coding error nor was the error discovered in the normal account review process. Management believes that controls are now in place to ensure that expired miles are deleted appropriately.

We made no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2003, that our certifying officers concluded materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

We intend to regularly review and evaluate the design and effectiveness of our disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and to improve these controls and procedures over time and to correct any deficiencies that we may discover in the future. While we believe the present design of our disclosure controls and procedures and internal controls over financial reporting are effective, future events affecting our business may cause us to modify our these controls and procedures in the future.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Page(s)

(a) Financial Statements:
Selected Quarterly Financial Information (Unaudited)	42
Balance Sheets as of December 31, 2002 and 2003	46-47
Statements of Operations for the years ended December 31, 2001, 2002 and 2003	48
Statements of Shareholder’s Equity for the years ended December 31, 2001, 2002 and 2003	49
Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003	50
Notes to Financial Statements	51-64
Independent Auditors’ Report	65
Financial Statement Schedule II, Valuation and Qualifying Accounts, for the years ended December 31, 2001, 2002 and 2003	66

See Exhibit Index on page 67.

(b)	During the fourth quarter of 2003, we filed or furnished the following reports on Form 8-K:

December 19, 2003: Item 5. “Other Events” and Item 7. “Financial Statements and Exhibits”. No financial statements were filed with the report, which included a press release announcing that the Alaska Airlines Pilots Negotiating Team had decided to terminate the current round of “early” contract negotiations with Alaska Airlines management.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIRLINES, INC.
By:	/s/ William S. Ayer	Date: March 12, 2004

William S. Ayer, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 12, 2004 on behalf of the registrant and in the capacities indicated.

/s/ William S. Ayer William S. Ayer	Chairman, President, Chief Executive Officer and Director

/s/ Bradley D. Tilden Bradley D. Tilden	Executive Vice President/Finance and Chief Financial Officer (Principal Financial Officer)

/s/ Brandon S. Pedersen Brandon S. Pedersen	Staff Vice President/Finance and Controller (Principal Accounting Officer)

/s/ George D. Bagley George D. Bagley	Director

/s/ Phyllis J. Campbell Phyllis J. Campbell	Director

/s/ Ronald F. Cosgrave Ronald F. Cosgrave	Director

/s/ Jessie J. Knight, Jr. Jessie J. Knight, Jr.	Director

/s/ R. Marc Langland R. Marc Langland	Director

/s/ Dennis F. Madsen Dennis F. Madsen	Director

/s/ J. Kenneth Thompson J. Kenneth Thompson	Director

BALANCE SHEETS

Alaska Airlines, Inc.

ASSETS

As of December 31 (In Millions)	2002	2003

Current Assets
Cash and cash equivalents	$268.9	$192.5
Marketable securities	366.8	619.4
Receivables from related companies	126.7	120.5
Receivables — less allowance for doubtful accounts (2002 - $1.9; 2003 - $1.6)	81.8	83.0
Inventories and supplies — net	24.6	20.7
Deferred income taxes	60.2	80.9
Prepaid expenses and other assets	47.5	36.3

Total Current Assets	976.5	1,153.3

Property and Equipment
Flight equipment	1,959.2	2,188.2
Other property and equipment	359.3	391.2
Deposits for future flight equipment	64.7	32.8

	2,383.2	2,612.2
Less accumulated depreciation & amortization	709.4	816.3

Total Property and Equipment — Net	1,673.8	1,795.9

Intangible Assets	50.9	45.6

Other Assets	49.9	71.6

Total Assets	$2,751.1	$3,066.4

See accompanying notes to financial statements.

BALANCE SHEETS
Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER’S EQUITY

As of December 31 (In Millions)	2002	2003

Current Liabilities
Accounts payable	$118.5	$108.8
Payables to related companies	1.7	2.7
Accrued aircraft rent	67.5	67.8
Accrued wages, vacation and payroll taxes	76.3	81.4
Other accrued liabilities	226.5	269.1
Air traffic liability	211.1	237.1
Current portion of long-term debt and capital lease obligations	48.6	206.7

Total Current Liabilities	750.2	973.6

Long-Term Debt & Capital Lease Obligations, Net of Current	856.7	756.8

Other Liabilities and Credits
Deferred income taxes	153.7	181.4
Deferred revenue	224.5	246.0
Other liabilities	196.3	210.5

	574.5	637.9

Commitments and Contingencies
Shareholder’s Equity
Common stock, $1 par value Authorized: 1,000 shares
Issued: 2002 and 2003 - 500 shares	—	—
Capital in excess of par value	324.8	448.4
Accumulated other comprehensive loss	(82.0)	(80.2)
Retained earnings	326.9	329.9

	569.7	698.1

Total Liabilities and Shareholder’s Equity	$2,751.1	$3,066.4

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
Alaska Airlines, Inc.

Year Ended December 31
(In Millions)	2001	2002	2003

Operating Revenues
Passenger	$1,607.6	$1,667.7	$1,840.4
Freight and mail	78.2	72.1	77.3
Other — net	77.2	93.3	109.7

Total Operating Revenues	1,763.0	1,833.1	2,027.4

Operating Expenses
Wages and benefits	642.9	703.4	778.6
Employee profit sharing	—	—	2.9
Contracted services	76.0	80.1	81.6
Aircraft fuel	269.8	257.3	306.7
Aircraft maintenance	129.7	145.2	153.4
Aircraft rent	137.6	128.2	123.9
Food and beverage service	55.5	63.5	58.7
Other selling expenses and commissions	166.8	154.6	148.0
Depreciation and amortization	106.1	114.0	119.5
Loss on sale of assets	5.0	1.7	3.4
Landing fees and other rentals	99.5	110.5	127.8
Other	145.7	148.8	136.9

Total Operating Expenses	1,834.6	1,907.3	2,041.4

Operating Loss	(71.6)	(74.2)	(14.0)

Nonoperating Income (Expense)
Interest income	26.0	23.2	15.2
Interest expense	(47.4)	(46.6)	(45.2)
Interest capitalized	7.5	2.1	1.5
U.S. government compensation	71.6	0.3	52.8
Other — net	(2.5)	7.9	1.5

	55.2	(13.1)	25.8

Income (loss) before income tax and accounting change	(16.4)	(87.3)	11.8
Income tax expense (benefit)	(4.6)	(30.3)	8.8

Income (loss) before accounting change	(11.8)	(57.0)	3.0
Cumulative effect of accounting change	—	(12.5)	—

Net Income (Loss)	$(11.8)	$(69.5)	$3.0

See accompanying notes to financial statements.

STATEMENTS OF SHAREHOLDER’S EQUITY
Alaska Airlines, Inc.

			Accumulated
		Capital in	Other
	Common	Excess of	Comprehensive	Retained
(In Millions)	Stock	Par Value	Income (Loss)	Earnings	Total

Balances at December 31, 2000	$—	$324.8	$(0.4)	$408.2	$732.6

2001 net loss				(11.8)	(11.8)
Other comprehensive income (loss):
Officers supplemental retirement plan net of $0.4 tax benefit			(0.7)		(0.7)
Related to marketable securities:
Change in fair value			3.4
Reclassification to earnings			(3.5)
Income tax effect			—
			(0.1)		(0.1)
Related to fuel hedges:
Change in fair value			(1.7)
Income tax effect			0.7
			(1.0)		(1.0)
Total comprehensive loss					(13.6)

Balances at December 31, 2001	—	324.8	(2.2)	396.4	719.0

2002 net loss				(69.5)	(69.5)
Other comprehensive income (loss):
Officers supplemental retirement plan net of $0.4 tax benefit			(0.7)		(0.7)
Related to marketable securities:
Change in fair value			(0.4)
Reclassification to earnings			0.6
Income tax effect			(0.1)
			0.1		0.1
Related to fuel hedges:
Change in fair value			22.5
Reclassification to earnings			(9.7)
Income tax effect			(4.8)
			8.0		8.0
Minimum pension liability adjustment net of $52.5 tax benefit			(87.2)		(87.2)
Total comprehensive loss					(149.3)

Balances at December 31, 2002	—	324.8	(82.0)	326.9	569.7

2003 net income				3.0	3.0
Other comprehensive income (loss):
Officers supplemental retirement plan net of $1.0 tax benefit			(2.0)		(2.0)
Related to marketable securities:
Change in fair value			(1.2)
Reclassification to earnings			(0.1)
Income tax effect			0.5
			(0.8)		(0.8)
Related to fuel hedges:
Change in fair value			24.0
Reclassification to earnings			(25.0)
Income tax effect			0.4
			(0.6)		(0.6)
Minimum pension liability adjustment net of $3.3 tax expense			5.2		5.2
Total comprehensive loss					4.8
Capital contribution from Air Group		123.6			123.6

Balances at December 31, 2003	$—	$448.4	$(80.2)	$329.9	$698.1

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
Alaska Airlines, Inc.

Year Ended December 31 (In Millions)	2001	2002	2003

Cash flows from operating activities:
Net income (loss)	$(11.8)	$(69.5)	$3.0
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change	—	12.5	—
Depreciation and amortization	106.1	114.2	119.5
Amortization of airframe and engine overhauls	56.7	59.8	63.8
Changes in derivatives fair values	4.9	(4.7)	2.3
Loss on sale of assets	5.0	1.7	3.4
Increase in deferred income tax liabilities	31.4	19.5	5.7
(Increase) decrease in accounts receivable — net	14.3	(70.0)	5.0
(Increase) decrease in other current assets	(6.4)	(15.9)	4.0
Increase (decrease) in air traffic liability	7.7	(5.3)	26.0
Increase in other current liabilities	44.0	20.9	39.3
Increase in deferred revenue and other-net	31.0	56.4	46.6

Net cash provided by operating activities	282.9	119.6	318.6

Cash flows from investing activities:
Proceeds from disposition of assets	1.2	1.3	0.5
Purchases of marketable securities	(258.5)	(630.8)	(942.9)
Sales and maturities of marketable securities	446.4	433.9	689.0
Aircraft deposits returned	9.0	22.4	1.2
Property and equipment additions:
Aircraft purchase deposits	(37.9)	(22.1)	(7.6)
Capitalized overhauls	(45.5)	(56.2)	(62.0)
Aircraft	(257.5)	(40.6)	(196.5)
Other flight equipment	(31.8)	(8.8)	(11.9)
Other property	(37.3)	(40.9)	(31.4)
Restricted deposits and other	(1.1)	(13.8)	(15.2)

Net cash used in investing activities	(213.0)	(355.6)	(576.8)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	388.8	58.0	129.5
Long-term debt and capital lease payments	(69.2)	(43.8)	(71.3)
Capital contribution from Air Group	—	—	123.6

Net cash provided by financing activities	319.6	14.2	181.8

Net change in cash and cash equivalents	389.5	(221.8)	(76.4)
Cash and cash equivalents at beginning of year	101.2	490.7	268.9

Cash and cash equivalents at end of year	$490.7	$268.9	$192.5

Supplemental disclosure of cash paid (refunded) during the year for:
Interest (net of amount capitalized)	$49.9	$45.2	$43.3
Income taxes	(18.4)	(22.8)	(0.4)

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
Alaska Airlines, Inc.
December 31, 2003

Note 1. Summary of Significant Accounting Policies

Organization and Basis of Presentation

Alaska Airlines, Inc. (Alaska or the Company), an Alaska corporation, is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group), a Delaware corporation. Air Group is also the parent company of Alaska Air Group Leasing (AAGL) and Horizon Air Industries, Inc. (Horizon).

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and their preparation requires the use of management’s estimates. Actual results could differ from these estimates. Certain reclassifications have been made in prior years’ financial statements to conform to the 2003 presentation.

Nature of Operations

Alaska is a major airline serving primarily Alaska; the U.S. West Coast; five cities on the U.S. East Coast; Vancouver, Canada; and Mexico. It operates an all jet fleet and its average passenger trip is 967 miles. Substantially all of Alaska’s sales occur in the United States.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. They are carried at cost, which approximates market. The Company reduces cash balances when checks are disbursed. Due to the time delay in checks clearing the banks, the Company normally maintains a negative cash balance, which is reported as a current liability. The amount of the negative cash balance was $24.8 million and $22.6 million at December 31, 2002 and 2003, respectively, and is included in accounts payable.

Receivables

Receivables consist primarily of airline traffic (including credit card) receivables, amounts from customers, mileage plan partners, government tax authorities, and other miscellaneous amounts due to the Company, and are net of an allowance for doubtful accounts of $1.9 million at December 31, 2002 and $1.6 million at December 31, 2003. Management determines the allowance for doubtful accounts based on known troubled accounts and historical experience applied to an aging of accounts.

Inventories and Supplies — net

Inventory is comprised of expendable, repairable and rotable flight equipment. Expendable aircraft parts, materials and supplies are stated at average cost and are included in inventories and supplies-net. Repairable and Rotable inventory are included in flight equipment. An obsolescence allowance for flight equipment expendable parts is accrued based on estimated disposal dates and salvage values. Surplus inventories are carried at their net realizable value. The allowance for all non-surplus expendable inventories was $14.4 million at December 31, 2002, and $16.6 million at December 31, 2003.

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

Flight equipment includes repairable inventory parts, net of an obsolescence allowance. As of December 31, 2002 and 2003, this allowance totaled $13.0 million and $12.6 million, respectively.

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

The Company reviews for impairment long-lived assets to be held and used whenever events or changes in circumstances indicate that the total carrying amount of an asset (asset group) may not be recoverable. The Company groups assets for purposes of such reviews at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of other groups of assets and liabilities. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset (asset group) and its eventual disposition are less than its carrying amount. If the asset (asset group) is not considered recoverable, an amount equal to the excess of the carrying amount over the fair value will be charged against the asset (asset group) with a corresponding expense reflected in the statement of operations.

Internally-Used Software Costs

The Company capitalizes costs to develop internal-use software that are incurred in the application development stage. Amortization commences when the software is ready for its intended use and the amortization period is the estimated useful life of the software. Capitalized costs primarily include contract labor and payroll costs of the individuals dedicated to the development of internal use software. The Company capitalized software development costs of $9.2 million, $6.9 million and $3.2 million during the years ended December 31, 2001, 2002, and 2003, respectively.

Deferred Revenue

Deferred revenue results primarily from the sale of mileage credits, the sale and leaseback of aircraft, and the receipt of manufacturer or vendor credits. This revenue is recognized when award transportation is provided or over the term of the applicable agreements.

Leased Aircraft Return Costs

Cash payments associated with returning leased aircraft are accrued when probable and estimable. As leased aircraft are returned, any payments are charged against the established accrual. The accrual is part of other current and long-term liabilities, and was $14.2 million as of December 31, 2002 and December 31, 2003.

Revenue Recognition

Passenger revenue is recognized when the passenger travels. Tickets sold but not yet used are reported as air traffic liability. Freight and mail revenues are recognized when service is provided. Other-net revenues are primarily related to the Mileage Plan and they are recognized as described in the “Frequent Flyer Awards” paragraph below.

Frequent Flyer Awards

Alaska operates a frequent flyer program (“Mileage Plan”) that provides travel awards to members based on accumulated mileage. For miles earned by flying on Alaska and through airline partners, the estimated incremental cost of providing free travel awards is recognized as a selling expense and accrued as a liability as miles are accumulated. Alaska also sells mileage credits to non-airline partners such as hotels, car rental agencies, and a major bank that offers Alaska Airlines affinity credit cards. The Company defers the portion of the sales proceeds that represents the estimated fair value of the award transportation and recognizes that amount as revenue when the award transportation is provided. The deferred proceeds are recognized as passenger revenue for awards redeemed on Alaska, and as other-net revenue for awards redeemed on other airlines. Alaska’s Mileage Plan liabilities are included under the following balance sheet captions at December 31 (in millions):

	2002	2003

Current Liabilities:
Other accrued liabilities	$87.0	$112.9
Other Liabilities and Credits:
Deferred revenue	183.9	204.5
Other liabilities	32.1	18.6

Total	$303.0	$336.0

Contracted Services

Contracted services includes expenses for ground handling, security, navigation fees, temporary employees, data processing fees, and other similar services.

Other Selling Expenses and Commissions

Other selling expenses and commissions include credit card commissions, global distribution systems charges, Mileage Plan free travel awards, advertising, promotional costs, commissions and incentives. Advertising production costs are expensed the first time the advertising takes place. Advertising expense was $15.2 million, $14.3 million, and $15.3 million, respectively, in 2001, 2002, and 2003.

Capitalized Interest

Interest is capitalized on flight equipment purchase deposits and ground facility progress payments as a cost of the related asset. The interest cost is based on the Company’s’ weighted average borrowing rate and is depreciated over the estimated useful life of the asset. The Company ceases capitalization of interest on aircraft when delivery dates are deferred. Capitalization continues when the deferral period is over.

Income Taxes

The Company uses the asset and liability approach for accounting and reporting income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

Stock Options

The Company’s employees participate in three Air Group stock option plans that provide for the purchase of Air Group common stock at stipulated prices on the dates of the grant by certain officers and key employees of Air Group and its subsidiaries. The Company applies the intrinsic value method in accordance with the provisions of

Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for stock options.

The following table represents the pro forma net income (loss) before accounting change had compensation cost for the Company’s stock options been determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 123. In accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2001, 2002, and 2003, respectively: dividend yield of 0% for all years; volatility of 44%, 49%, and 43%; risk-free interest rates of 4.26%, 3.82%, and 2.97%; and expected lives of 5 years for all years. Using these assumptions, the weighted average fair value of options granted was $12.70, $13.61, and $8.98 in 2001, 2002, and 2003, respectively.

	2001	2002	2003

Income (loss) before accounting change (in millions):
As reported	$(11.8)	$(57.0)	$3.0
Deduct: Total stock-based compensation expense determined under fair value-based methods for all awards, net of related tax	(3.7)	(4.8)	(4.8)

Pro forma net loss before accounting change	$(15.5)	$(61.8)	$(1.8)

Net income (loss)
As reported	$(11.8)	$(69.5)	$3.0
Deduct: Total stock-based compensation expense determined under fair value-based methods for all awards, net of related tax	(3.7)	(4.8)	(4.8)

Pro forma net loss	$(15.5)	$(74.3)	$(1.8)

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. SFAS No. 148 allows companies adopting the fair value based method of SFAS No. 123 to utilize one of three alternative transition methods. To date, the Company has not adopted SFAS No. 123. The FASB currently is working on a project to develop a new standard for accounting for stock-based compensation and expects to issue a final standard in the second half of 2004.

Derivative Financial Instruments

The Company records all derivative instruments on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income, depending on the type of hedging instrument and the effectiveness of the hedges.

Operating results can be significantly impacted by changes in the price of aircraft fuel. To manage the risks associated with changes in aircraft fuel prices, the Company uses swap agreements and call options for crude oil and other commodities. These contracts, referred to as “fuel hedge contracts,” have a high correlation to changes in aircraft fuel prices, and therefore qualify as cash flow hedges. Each period, the contracts are adjusted to fair market value. The change in the value of the fuel hedge contracts that perfectly offsets the change in the value of the aircraft fuel being hedged is recorded as other comprehensive income or loss until the hedged contract is settled and is then recognized in earnings as part of fuel expense. To the extent the change in the value of the fuel hedge contracts does not perfectly offset the change in the value of the aircraft fuel purchase being hedged, the change is recognized in earnings as part of nonoperating income (expense).

At December 31, 2003, Air Group had fuel hedge contracts in place to hedge 132.1 million gallons of its expected jet fuel usage in 2004, 116.1 million gallons in 2005 and 10.2 million gallons in 2006. This represents 33%, 28% and 2% of Air Group’s anticipated fuel consumption in 2004, 2005 and 2006, respectively. Of these contracts, approximately 85% of projected fuel usage relates to the Company.

The Company recognized $5.9 million in nonoperating expense in 2001, $5.1 million in nonoperating income in 2002 and $1.4 million in nonoperating expense in 2003 related to the ineffectiveness on fuel hedge contracts.

As of December 31, 2002 and 2003, the fair value of the Company’s fuel hedge positions were $14.0 million and $15.7 million, respectively. All of the 2002 fair value amounts and $5.4 million of the 2003 fair value amounts are included in prepaid expenses and other current assets in the balance sheets. The remaining 2003 fair value amount of $10.3 million is reflected in other assets in the balance sheets.

During 2002 and 2003, the Company recognized gains of $9.7 million and $25.0 million, respectively, from the cash settlement of hedging activities. In 2001, hedging gains resulting from cash settlements of hedging activities were de minimis. These gains are reflected in aircraft fuel in the statements of operations.

The Company enters into foreign exchange forward contracts, generally with maturities of less than one month, to manage the risk associated with net foreign currency transactions. Resulting gains and losses are recognized currently in other operating expense. The Company periodically enters into interest rate swap agreements to hedge interest rate risk. At December 31, 2003, there were no foreign currency contracts or interest rate swap agreements outstanding.

New Accounting Standards

In 2003, the Company adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation applies to guarantees issued or modified after December 31, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, and do not represent significant commitments or contingent liabilities of the indebtedness of others.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires consolidation of certain types of entities in which the Company absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected returns, or both, as a result of ownership, contractual or other financial interests in the entity. These entities are called “variable interest entities.” The principal characteristics of variable interest entities are (1) an insufficient amount of equity to absorb the entity’s expected losses, (2) equity owners as a group are not able to make decisions about the entity’s activities, and (3) equity that does not absorb the entity’s losses or receive the entity’s residual returns. Variable interests are contractual, ownership or other monetary interests in an entity that change with fluctuations in the entity’s net asset value. As a result, variable interest entities can arise from items such as lease agreements, loan arrangements, guarantees or service contracts.

If an entity is determined to be a variable interest entity, the entity must be consolidated by the “primary beneficiary”. The primary beneficiary is the holder of the variable interests that absorbs a majority of the variable interest entity’s expected losses or receives a majority of the entity’s residual returns in the event no holder has a majority of the expected losses. There is no primary beneficiary in cases where no single holder absorbs the majority of the expected losses or receives a majority of the residual returns. The determination of the primary beneficiary is based on qualitative aspects of the arrangements involved or projected cash flows at the inception of the transaction with the variable interests entity.

FIN 46 is applicable to financial statements of companies that have interests in “special purpose entities”, as defined, during the year ended December 31, 2003.

The Company is the lessee in a series of operating leases covering the Company’s leased aircraft. In many instances, the lessors are trusts established by a third party specifically to purchase, finance and lease aircraft to the Company. These leasing entities meet the criteria for variable interest entities. However, because the Company is not the primary beneficiary of the entity’s expected gains or losses, the Company is not required to consolidate these entities. The leasing arrangements involved contain terms consistent with market terms at their inception and do not include residual value guarantees made by us, fixed-price purchase obligations or similar features that would obligate the Company to absorb the majority of expected losses of the variable interest entities. The Company’s maximum expected exposure under these types of lease arrangements is the remaining lease payments, which are reflected in future lease commitments in Note 6 (plus the cost, if any, of bringing the equipment into compliance with the physical condition required for return).

Fourth Quarter Adjustments

Operating loss for the three months and year ended December 31, 2003 includes adjustments to increase operating expenses by $2.4 million (pretax) related to prior years. Operating loss for the three months ended December 31, 2003 also includes adjustments to increase operating expenses by $1.8 million (pretax) and increase operating revenues by $6.3 million (pretax), both related to previous quarters in 2003. In addition, interest income for the 2003 year includes an adjustment recorded in the first quarter that reduced interest income by $2.8 million (pretax) related to the previous year. Management does not believe that these amounts are material to the periods affected.

Note 2. Marketable Securities

At December 31, 2002 and 2003 all of the Company’s marketable securities were classified as available-for-sale. The securities are carried at fair value, with the unrealized gains and losses reported in stockholders’ equity under the caption “Accumulated Other Comprehensive Income (Loss)”. Realized gains and losses are included in other nonoperating income (expense) in the statements of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on marketable securities are included in interest income in the statements of operations.

Marketable securities consisted of the following at December 31 (in millions):

	2002	2003

Cost:
U.S. government securities	$156.1	$184.9

	2002	2003

Asset backed obligations	118.1	161.0
Other corporate obligations	91.0	273.1

	$365.2	$619.0

Fair value:
U.S. government securities	$158.2	$184.5
Asset backed obligations	118.1	161.6
Other corporate obligations	90.5	273.3

	$366.8	$619.4

At December 31, 2002 and 2003, gross unrealized gains and losses were not material to the financial statements.

Of the marketable securities on hand at December 31, 2003, 78% mature in 2004, 10% in 2005, and 12% thereafter.

	2001	2002	2003

Proceeds from sales and maturities	$446.4	$433.9	$689.0
Gross realized gains	4.0	1.3	0.9
Gross realized losses	0.4	1.7	1.0

Note 3. Other Assets

Other assets consisted of the following at December 31 (in millions):

	2002	2003

Prepaid pension cost	$—	$53.2
Restricted deposits	40.6	18.5
Deferred costs and other	9.3	—

	$49.9	$71.7

Note 4. Related Company Transactions

During 2003, the Company received capital contributions of $123.6 million from Air Group. This amount is reflected in capital in excess of par value in the Company’s December 31, 2003 balance sheet.

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

The Company periodically loans Horizon funds at varying interest rates. All amounts are payable on demand. Interest income recognized related to the Horizon loans totaled $3.1 million, $2.1 million, and $2.4 million during 2001, 2002, and 2003, respectively. At December 31, 2003, receivables from related companies include $68.5 million from Horizon, $10.0 million from AAGL and $42.0 million from Air Group.

Alaska has an agreement with Horizon, the Incentive Payment Program (IPP), to provide revenue sharing on certain markets. Under the IPP, Alaska makes a monthly payment to Horizon for markets that provide connecting traffic to Alaska but create losses for Horizon (the incentive markets). The payment is based on fully-allocated cost for Horizon to provide the transportation service, plus a 5% mark-up. Incentive markets are analyzed quarterly and the monthly reimbursement amount is adjusted to reflect the prior quarter’s actual performance. Alaska made incentive payments to Horizon of $19.0 million, $24.0 million, and $39.6 million in 2001, 2002, and 2003, respectively, which are reflected as commission expense in the statements of operations.

Alaska also provides certain services to Horizon for which Alaska receives payment from Horizon based on the cost of the services, including personnel expenses related to development and maintenance of alaskaair.com, the maintenance of telecommunications lines and related software, personnel and systems expenses to process Horizon’s revenue transactions, and printing and graphics services. Alaska also pays certain leasing and other facilities costs on Horizon’s behalf that are reimbursed monthly by Horizon. Total amounts received by Alaska from Horizon were $3.9 million, $4.4 million, and $9.1 million in 2001, 2002, and 2003, respectively.

In the normal course of business, Alaska and Horizon provide certain ground handling services to the other company. Charges for ground services provided by Alaska to Horizon totaled $0.7 million, $1.7 million, and $2.4 million during 2001, 2002, and 2003, respectively. Charges for ground services provided by Horizon to Alaska totaled $2.4 million, $2.6 million, and $4.1 million during 2001, 2002, and 2003, respectively.

Note 5. Long-Term Debt and Capital Lease Obligations

At December 31, long-term debt and capital lease obligations were as follows (in millions):

	2002	2003

Fixed rate notes payable due through 2015*	$559.3	$532.6
Variable rate notes payable due through 2018*	334.2	422.5

Long-term debt	893.5	955.1
Capital lease obligations	11.8	8.4
Less current portion	(48.6)	(206.7)

	$856.7	$756.8

*The weighted average fixed interest rate was 7.4% during 2002 and 2003. The weighted average variable interest rate was 2.5% during 2002 and 2003, respectively.

At December 31, 2003, borrowings of $955.1 million were secured by flight equipment and real property.

During 2003, Alaska issued $129.5 million of debt secured by flight equipment, having interest rates that vary with LIBOR and payment terms of 12 to 15 years. In September 2001, Alaska borrowed $150 million under its credit facility at an interest rate that varies with LIBOR and is payable on or before December 31, 2004.

In March 2003, the Company received $63.6 million under a note with Air Group. From the date of issuance, interest was calculated at a variable rate of 3-month LIBOR plus 2.5%. In November 2003, Air Group forgave the note through the issuance of a capital contribution, which is reflected in capital in excess of par in our December 31, 2003 balance sheet.

At December 31, 2003, long-term debt principal payments for the next five years were as follows (in millions):

2004	$198.7
2005	45.8
2006	49.1
2007	51.9
2008	54.9
Thereafter	554.7

Total principal payments	$955.1

Certain Alaska loan agreements contain provisions that require maintenance of specific levels of net worth, leverage and fixed charge coverage, and limit investments, lease obligations, sales of assets, and additional indebtedness. At December 31, 2003, the Company was in compliance with all loan provisions.

Note 6. Commitments

Lease Commitments

At December 31, 2003, the Company had lease contracts for 51 aircraft that have remaining noncancelable lease terms of one to 14 years. The majority of airport and terminal facilities are also leased. Total rent expense was $192.5 million, $197.8 million, and $199.8 million in 2001, 2002, and 2003, respectively.

Future minimum lease payments with noncancelable terms in excess of one year as of December 31, 2003 are shown below (in millions):

	Operating Leases		Capital
	Aircraft	Facilities	Leases

2004	$113.8	$62.0	$8.3
2005	108.4	62.4	0.2
2006	105.0	28.5	0.2
2007	89.9	12.7	0.1
2008	93.2	8.7	—
Thereafter	483.8	95.5	—

Total lease payments	$994.1	$269.8	8.8
Less amount representing interest			(0.4)

Present value of capital lease payments			$8.4

Aircraft Commitments

The Company has firm orders for three Boeing 737 series aircraft to be delivered between 2004 and 2005. The firm orders require payments of approximately $110 million between 2004 and 2005. As of December 31, 2003, deposits of $29.6 million related to the firm orders had been made. In addition to the ordered aircraft, the Company has purchase options on 26 Boeing 737s.

The Company is party to a purchase agreement with an aircraft manufacturer. Under the agreement, upon commitment to purchase the aircraft, the Company must make deposits to the manufacturer of a portion of the purchase price of the aircraft, with the remainder of the purchase price due at delivery. Concurrent with this agreement, the manufacturer has an agreement with a Trust wherein the Trust makes deposits to the manufacturer of additional pre-delivery deposits for the aircraft. Under certain specified events, including default by the Trust, the Company may be required to pay the manufacturer the amounts paid by the Trust in order to retain the right to purchase the aircraft. The Company makes monthly payments to the Trust related to the advances made by the Trust to the manufacturer, which payments are capitalized as part of the aircraft cost. The Trust is reimbursed for its advances on or before the delivery of the applicable aircraft. As of December 31, 2003, the Company’s obligations related to such advances equaled approximately $11.6 million, which is scheduled for payment during the first quarter of 2004.

Note 7. Employee Benefit Plans

Four defined benefit and five defined contribution retirement plans cover various employee groups of the Company. The defined benefit plans provide benefits based on an employee’s term of service and average compensation for a specified period of time before retirement. The Company also maintains unfunded, noncontributory defined benefit plans for certain elected officers. A summary of each plan follows:

Pension Plans-Defined Benefit

The Company’s pension plans are funded as required by the Employee Retirement Income Security Act of 1974 (ERISA). The defined benefit plan assets consist primarily of marketable equity and fixed income securities. The Company uses a December 31 measurement date for these plans. The following table sets forth the status of the plans for 2002 and 2003 (in millions):

	2002	2003

Projected benefit obligation
Beginning of year	$507.2	$640.7
Service cost	37.2	44.6
Interest cost	38.6	43.1
Amendments	3.8	—

	2002	2003

Change in assumptions	41.3	85.9
Actuarial loss	25.7	5.2
Benefits paid	(13.1)	(14.5)

End of year	$640.7	$805.0

Plan assets at fair value Beginning of year	$454.5	$418.1
Actual return on plan assets	(42.6)	88.1
Employer contributions	19.3	37.8
Benefits paid	(13.1)	(14.5)

End of year	$418.1	$529.5

The accumulated benefit obligation for the defined benefit pension plan was $530.3 million and $663.8 million at December 31, 2002 and 2003, respectively.

Funded status	(222.6)	(275.6)
Unrecognized loss	250.1	272.5
Unrecognized prior service cost	50.2	45.0

Net amount recognized	$77.7	$41.9

Amounts recognized in the balance sheet:
Intangible asset	50.2	45.0
Accrued benefit liability-current	(38.0)	(49.0)
Accrued benefit liability-long term	(74.2)	(85.3)
Accumulated other comprehensive income	139.7	131.2

Net amount recognized	$77.7	$41.9

Weighted average assumptions used to determine Benefit obligations as of December 31
Discount rate	6.75%	6.00%
Rate of compensation increase	5.4%	5.4%

Weighted average assumptions used to determine Net periodic benefit cost as of December 31
Discount rate	7.25%	6.75%
Expected return on plan assets	8.0%	8.0%
Rate of compensation increase	5.4%	5.4%

In determining the expected return on plan assets, the Company assesses the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.

The asset allocation of the defined benefit plans, by asset category, is as follows as of the end of 2002 and 2003:

	2002	2003
Asset category:
Equity securities	58%	65%
Fixed income securities	36	34
Other	6	1

Plan assets	100%	100%

The Company’s investment policy focuses on achieving maximum returns at a reasonable risk for pension assets over a full market cycle. The Company uses a number of fund managers and invests in various asset classes to diversify risk. Target allocations for the primary asset classes are approximately:

Domestic equities:	60%
Fixed income:	40%

Pension assets are rebalanced periodically to maintain the above target asset allocations. Up to 12% of the equity portfolio may be invested in a pooled fund of small capitalization stocks. An individual equity investment will not exceed 10% of the entire equity portfolio. Fixed income securities carry a minimum “A” rating by Moody’s and/or Standard and Poor’s and the average life of the bond portfolio may not exceed 10 years.

Net pension expense for the defined benefit plans included the following components for 2001, 2002, and 2003 (in millions):

	2001	2002	2003

Service cost	$29.0	$37.2	$44.6

	2001	2002	2003

Interest cost	32.3	38.6	43.1
Expected return on assets	(46.0)	(46.4)	(33.9)
Amortization of prior service cost	4.6	5.2	5.2
Recognized actuarial loss	0.1	5.4	14.5

Net pension expense	$20.0	$40.0	$73.5

In 2002, the Company recorded an $87.2 million (net of taxes of $52.5 million) non-cash charge to equity in connection with the defined benefit plans that the Company sponsors for eligible employees. This charge resulted from an unfunded accrued benefit obligation resulting from lower than expected returns on plan assets and a reduction in discount rate. In 2003, the Company recorded a reduction of this equity charge of $8.5 million ($5.2 million, net of taxes of $3.3 million) primarily reflecting higher than expected return on assets.

The Company expects to contribute $49.0 million to these defined benefit pension plans during 2004.

Pension Plans-Noncontributory

The Company also maintains unfunded, noncontributory defined benefit plans for certain elected officers. These plans use a December 31 measurement date. The following table sets forth the status of the plans for 2002 and 2003 (in millions):

	2002	2003

Projected benefit obligation
Beginning of year	$28.3	$30.9
Service cost	0.6	0.8
Interest cost	2.0	2.1
Amendments	0.5	—
Change in assumptions	—	2.9
Actuarial gain	1.0	0.9
Benefits paid	(1.5)	(1.8)

End of year	$30.9	$35.8

Plan assets at fair value
Beginning of year	$-	$—
Actual return on plan assets	—	—
Employer contributions	1.5	1.7
Benefits paid	(1.5)	(1.7)

End of year	$—	$-

The accumulated benefit obligation for the noncontributory defined benefit plan was $29.6 million and $34.3 million at December 31, 2002 and 2003, respectively.

Weighted average assumptions used to determine Benefit obligations as of December 31
Discount rate	6.75%	6.00%
Rate of compensation increase	5.4%	5.4%

Weighted average assumptions used to determine Net periodic benefit cost as of December 31
Discount rate	7.25%	6.75%
Rate of compensation increase	5.4%	5.4%
Funded status	(30.9)	(35.8)
Unrecognized loss	5.8	9.2
Unrecognized prior service cost	0.7	0.6

Net amount recognized	($24.4)	($26.0)

	2002	2003

Amounts recognized in the balance sheet:
Intangible assets	$0.7	$0.6
Accrued benefit liability-current	(1.5)	(1.5)
Accrued benefit liability-long term	(28.2)	(32.7)
Accumulated other comprehensive income	4.6	7.6

Net amount recognized	$(24.4)	$(26.0)

Net pension expense for the noncontributory defined benefit plans included the following components for 2001, 2002 and 2003 (in millions):

	2001	2002	2003

Service cost	$0.8	$0.6	$0.8
Interest cost	1.8	2.0	2.1
Amortization of prior service cost	—	0.1	0.1
Actuarial loss	—	—	0.3

Net pension expense	$2.6	$2.7	$3.3

Defined Contribution Plans

The defined contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. All of these plans require Company contributions. Total expense for the defined contribution plans was $10.2 million, $12.4 million, and $14.7 million, respectively, in 2001, 2002, and 2003.

Profit Sharing Plans

The Company has an employee profit sharing plan. There was no profit sharing expense during 2001 or 2002. In 2003, the Company recorded profit sharing expense of $2.9 million.

Other Postretirement Benefits

The Company allows retirees to continue their medical, dental, and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees, because the premiums received by the Company are less than the actual cost of the retirees’ claims. The accumulated postretirement benefit obligation (APBO) for this subsidy is unfunded, and at December 31, 2002 and 2003 was $52.7 million and $77.3 million, respectively. The accrued liability related to the subsidy is included with other liabilities on the Balance Sheet, and totaled $31.3 million and $39.2 million at December 31, 2002 and 2003, respectively. Annual expense related to this subsidy was approximately $4.6 million in 2001, $4.4 million in 2002, and $9.6 million in 2003.

The Company uses a December 31 measurement date to assess obligations associated with the subsidy. Net periodic benefit cost for the postretirement medical plans included the following components for 2001, 2002, and 2003 (in millions):

	2001	2002	2003

Service cost	$1.5	$2.3	$3.5
Interest cost	2.1	3.2	4.3
Expected return on assets	—	—	—
Amortization of prior service cost	0.1	(0.2)	(0.2)
Recognized actuarial loss (gain)	0.9	(0.9)	2.0

Net periodic benefit cost	$4.6	$4.4	$9.6

A 1% higher or lower trend rate has the following effect on the Company’s postretirement medical plans during 2001, 2002, and 2003 (in millions):

	2001	2002	2003

Change in service and interest cost
1% higher trend rate	$0.6	$1.0	$1.3
1% lower trend rate	(0.5)	(0.6)	(1.1)

Change in year-end postretirement benefit obligation
1% higher trend rate	$5.0	$7.0	$10.5
1% lower trend rate	(4.2)	(6.0)	(9.0)

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

Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts for tax purposes. Deferred tax (assets) and liabilities comprise the following at December 31 (in millions):

	2002	2003

Excess of tax over book depreciation	$342.2	$406.8
Fuel hedges	4.2	3.8
Other — net	9.7	3.7

Gross deferred tax liabilities	356.1	414.3

Frequent flyer program	(112.4)	(125.3)
Alternative minimum tax	(56.1)	(51.9)
Leased aircraft return provisions	(5.9)	(5.4)
Inventory obsolescence	(6.7)	(11.8)
Deferred revenue	(12.4)	(12.7)
Employee benefits	(53.1)	(73.4)
Loss carryforwards*	(4.6)	(22.0)
Other — net	(11.4)	(11.3)

Gross deferred tax assets	(262.6)	(313.8)

	2002	2003

Net deferred tax liabilities	$93.5	$100.5

Current deferred tax asset	$(60.2)	$(80.9)
Noncurrent deferred tax liability	153.7	181.4

Net deferred tax liability	$93.5	$100.5

•     Federal loss carryforwards of $49.8 million ($17.4 million tax effected) expire in 2023. State loss carryforwards of $101.9 million ($4.6 million tax effected) expire beginning in 2005 and ending in 2023.

The components of income tax expense (benefit) were as follows (in millions):

	2001	2002	2003

Current tax expense (benefit):
Federal	$(22.1)	$(34.0)	$2.5
State	(1.2)	(2.0)	0.6

Total current	(23.3)	(36.0)	3.1

Deferred tax expense (benefit):
Federal	19.1	5.1	4.6
State	(0.4)	0.6	1.1

Total deferred	18.7	5.7	5.7

Total tax expense (benefit)	$(4.6)	$(30.3)	$8.8

Income tax benefit reconciles to the amount computed by applying the U.S. federal rate of 35% to income before taxes and accounting change as follows (in millions):

	2001	2002	2003

Income (loss) before income tax and accounting change	$(16.4)	$(87.3)	$11.8
Expected tax expense (benefit)	$(5.7)	$(30.6)	$4.1
Nondeductible expenses	2.2	1.8	2.1
State income tax	(1.1)	(1.9)	0.9
Other — net	—	0.4	1.7

Actual tax expense (benefit)	$(4.6)	$(30.3)	$8.8

Effective tax rate	28.0%	34.7%	74.6%

At December 31, 2002 and 2003, the Company had tax receivables from affiliated companies of $17.7 million and $14.7 million, respectively.

Note 9. Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows (in millions):

	December 31, 2002

	Carrying	Fair
	Amount	Value

Assets:
Cash and cash equivalents	$268.9	$268.9
Marketable securities	366.8	366.8
Restricted deposits	40.6	40.6
Fuel hedge contracts	14.0	14.0
Liabilities:
Long-term debt	893.5	926.7

	December 31, 2003

	Carrying	Fair
	Amount	Value

Assets:
Cash and cash equivalents	$192.5	$192.5
Marketable securities	619.4	619.4
Restricted deposits	18.5	18.5
Fuel hedge contracts	15.7	15.7
Liabilities:
Long-term debt	955.1	978.1

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

Note 10. U.S. Government Compensation

In September 2001, the U.S. Government passed the Air Transportation Safety and System Stabilization Act to provide $5 billion of cash compensation and $10 billion of loan guarantees to U.S. airlines. The purpose of this Act was to compensate the airlines for direct and incremental losses for the period September 11 through December 31, 2001 as a result of the September 11 terrorist attacks.

In 2001, the Company recorded government compensation of $71.6 million. This amount is reflected in nonoperating income (expense) in the statements of operations. During the third quarter of 2002, the Department of Transportation completed its review procedures and remitted final compensation payments to the Company of $0.2 million.

On April 16, 2003, the Emergency Wartime Supplemental Appropriations Act (the Act) was signed into legislation. The Act includes $2.3 billion of one-time cash payments to air carriers, allocated based on each carrier’s share of security fees remitted and carrier fees paid to the Transportation Security Administration (TSA) since its inception in February 2002. Additionally, passenger security fees were not imposed by the TSA and carrier fees were not paid during the period June 1, 2003 through September 30, 2003. In May 2003, the Company received its share of the one-time cash grant in the amount of $52.8 million.

In August 2003, the Company received $2.5 million from the Federal Aviation Administration in reimbursement of flight deck reinforcement expenditures. The reimbursement was recorded as an offset to capital costs.

Note 11. Contingencies

The Company is a party to routine litigation incidental to its business and with respect to which no material liability is expected. Management believes the ultimate disposition of these matters is not likely to materially affect the Company’s financial position or results of operations. However, this belief is based on management’s current understanding of the relevant law and facts; it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

Note 12. Change in Accounting Principles

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this statement, goodwill is considered to have an indefinite life and is no longer amortized but instead is subject to periodic impairment testing. Effective January 1, 2002, the Company adopted SFAS No. 142. Assuming the Company had adopted this standard as of January 1, 2001, the Company’s net loss for the year ended December 31, 2001 would have been reduced by approximately $0.5 million for the impact of goodwill amortization.

During the second quarter of 2002, the Company completed the first step of its impairment test related to its $12.5 million of goodwill and determined that the net book value exceeded its fair value. In the fourth quarter of 2002, the Company completed the second step of its impairment test and determined that all of the Company’s goodwill was impaired. As a result, the Company recorded a one-time, non-cash charge, effective January 1, 2002 of $12.5 million to write-off all of its goodwill. This charge is reflected as a cumulative effect of accounting change in the 2002 statement of operations.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholder of Alaska Airlines, Inc.
Seattle, Washington

We have audited the accompanying balance sheets of Alaska Airlines, Inc. (an Alaska Corporation) (the “Company”), a wholly owned subsidiary of Alaska Air Group, Inc., as of December 31, 2003 and 2002, and the related statements of operations, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 12 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

/s/  DELOITTE & TOUCHE LLP

Seattle, Washington
February 27, 2004

Schedule II

VALUATION AND QUALIFYING ACCOUNTS
Alaska Airlines, Inc.

		Additions
	Beginning	Charged	(A)	Ending
(In Millions)	Balance	to Expense	Deductions	Balance

Year Ended December 31, 2001
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$1.7	$2.5	$(2.4)	$1.8

Obsolescence allowance for flight equipment spare parts	$20.2	$4.1	$0.0	$24.3

(b) Reserve recorded as other long-term liabilities:
Leased aircraft return provision	$8.0	$4.0	$(0.4)	$11.6

Year Ended December 31, 2002
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$1.8	$1.6	$(1.5)	$1.9

Obsolescence allowance for flight equipment spare parts	$24.3	$4.1	$(1.0)	$27.4

(b) Reserve recorded as other long-term liabilities:
Leased aircraft return provision	$11.6	$2.8	$(0.2)	$14.2

Year Ended December 31, 2003
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$1.9	$0.9	$(1.2)	$1.6

Obsolescence allowance for flight equipment spare parts	$27.4	$3.4	$(1.6)	$29.2

(b) Reserve recorded as other long-term liabilities:
Leased aircraft return provision	$14.2	$5.0	$(5.0)	$14.2

(A)  Deduction from reserve for purpose for which reserve was created.

EXHIBIT INDEX

Certain of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference from the document described in parenthesis. Certain others are filed herewith.

*3.1	Articles of Incorporation of Alaska Airlines, Inc. as amended through March 7, 1991 (Exhibit 3.1 to Form 10-Q for the six months ended June 30, 2002)

*3.2	Bylaws of Alaska Airlines, Inc. as amended and in effect November 4, 1997

*4.1	Trust Indentures and Security Agreement for Alaska Airlines Equipment Trust Certificates, Series A and B (Exhibit No. 4(a)(1) to Form S-3, Amendment No. 1, Registration No. 33-46668)

*4.2	Trust Indentures and Security Agreement for Alaska Airlines Equipment Trust Certificates, Series C and D (Exhibit No. 4(a)(1) to Form S-3, Amendment No. 2, Registration No. 33-46668)

*4.3	Participation Agreement for Alaska Airlines Equipment Trust Certificates, Series A and B (Exhibit No. 4(b)(1) to Form S-3, Amendment No. 1, Registration No. 33-46668)

*4.4	Participation Agreement for Alaska Airlines Equipment Trust Certificates, Series C and D (Exhibit No. 4(b)(1) to Form S-3, Amendment No. 2, Registration No. 33-46668)

*4.5	Lease Agreement for Alaska Airlines Equipment Trust Certificates (Exhibit No. 4(b)(2) to Form S-3, Registration No. 33-46668)

*10.1	Management Incentive Plan (Exhibit 10.1 to 2002 Alaska Air Group, Inc. Form 10-K)

*10.2	Loan Agreement dated as of December 1, 1984, between Alaska Airlines, Inc. and the Industrial Development Corporation of the Port of Seattle (Exhibit 10-38 to 1984 10-K for Alaska Air Group, Inc. SEC File No. 001-08957)

*#10.3	Lease Agreement dated January 22, 1990 between International Lease Finance Corporation and Alaska Airlines, Inc. for the lease of a B737-400 aircraft, summaries of 19 substantially identical lease agreements and Letter Agreement #1 dated January 22, 1990 (Exhibit 10-14 to 1990 Alaska Air Group, Inc. 10-K SEC File No. 001-08957)

*#10.4(a)	Agreement dated September 18, 1996 between Alaska Airlines, Inc. and Boeing for the purchase of 12 Boeing 737-400 aircraft (Exhibit 10.1 to Third Quarter 1996 Alaska Air Group, Inc. 10-Q SEC File No. 001-08957)

*#10.4(b)	Supplemental Agreement 6 to Agreement dated September 18, 1996 between Alaska Airlines, Inc. and Boeing for the purchase of 12 Boeing 737-400 aircraft (Exhibit 10.5(b) to 2002 Alaska Air Group, Inc. Form 10-K SEC File No. 001-08957)

*10.5	Alaska Air Group, Inc. 1981 Supplementary Retirement Plan for Elected Officers, as amended by First Amendment to the Alaska Airlines, Inc. and Alaska Air Group, Inc. Supplementary Retirement Plan for Officers***

*10.6	Alaska Air Group, Inc. 1995 Supplementary Retirement Plan for Elected Officers, as amended by First Amendment to the Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan and Second Amendment to the Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan***

**12.1	Calculation of Ratio of Earnings to Fixed Charges

**23	Consent of Deloitte & Touche LLP

**31.1	Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

**31.2	Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Section 906 Certification of Chief Executive Officer Pursuant to 18

**32.1	U.S.C. Section 1350 Section 906 Certification of Chief Financial Officer Pursuant to 18

**32.2	U.S.C. Section 1350

*	Previously filed.

**	Filed herewith.

***	Indicates management contract or compensatory plan or arrangement.

#	Confidential treatment was requested as to a portion of this document.