Form 10-Q
period 2004-03-31
ALASKA AIRLINES INC
filed 2004-05-11
CIK 3202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004.
OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from . . . . . . to . . . . . .

Commission file number 1-8957

ALASKA AIRLINES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	92-0009235 (I.R.S. Employer Identification No.)

19300 Pacific Highway South, Seattle, Washington 98188
(Address of principal executive offices)

Registrant’s telephone number, including area code: (206) 392-5040

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  (X)   No  (   )

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  (   )   No  (X)

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     The registrant has 500 common shares, par value $1.00, outstanding at March 31, 2004.

Cautionary Note regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that relate to future events of our future financial performance and involve a number of risks and uncertainties. These forward-looking statements are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terminology such as “forecast,” “may,” “will,” “could,” “should,” “expect,” “plan,” “believe,” “potential” or other similar words indicating future events or contingencies. Some of the things that could cause our actual results to differ from our expectations are: the competitive environment and other trends in our industry; economic conditions; our reliance on automated systems; actual or threatened terrorist attacks, global instability and potential U.S. military involvement; our ability to meet our cost reduction goals; labor disputes; changes in our operating costs including fuel and insurance; changes in laws and regulations; liability and other claims asserted against us; failure to expand our business; interest rates and the availability of financing; our ability to attract and retain qualified personnel; changes in our business plans; our significant indebtedness; downgrades of our credit ratings; and inflation. For a discussion of these and other risk factors, review the information under the caption “Business Risks” in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. All of the forward-looking statements are qualified in their entirety by reference to the risk factors discussed therein. Our forward-looking statements are based on the information currently available to us and speak only as of the date of this report. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this report to conform them to actual results. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse.

PART I. FINANCIAL STATEMENTS

ITEM 1. Financial Statements
BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

ASSETS

	December 31,	March 31,
(In Millions)	2003	2004
Current Assets
Cash and cash equivalents	$192.5	$164.7
Marketable securities	619.4	665.0
Receivables from related companies	120.5	167.7
Receivables — net	83.0	102.5
Inventories and supplies — net	20.7	19.8
Deferred income taxes	80.9	85.2
Prepaid expenses and other current assets	36.3	52.9

Total Current Assets	1,153.3	1,257.8

Property and Equipment
Flight equipment	2,188.2	2,187.1
Other property and equipment	391.2	387.6
Deposits for future flight equipment	32.8	29.1

	2,612.2	2,603.8
Less accumulated depreciation and amortization	816.3	804.9

Total Property and Equipment — Net	1,795.9	1,798.9

Intangible Assets	45.6	45.6

Other Assets	71.6	83.5

Total Assets	$3,066.4	$3,185.8

See accompanying notes to financial statements.

BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,	March 31,
(In Millions)	2003	2004
Current Liabilities
Accounts payable	$108.8	$112.3
Payables to related companies	2.7	2.8
Accrued aircraft rent	67.8	60.3
Accrued wages, vacation and payroll taxes	81.4	79.3
Other accrued liabilities	269.1	287.2
Air traffic liability	237.1	309.0
Current portion of long-term debt and capital lease obligations	206.7	201.8

Total Current Liabilities	973.6	1,052.7

Long-Term Debt and Capital Lease Obligations	756.8	809.5

Other Liabilities and Credits
Deferred income taxes	181.4	171.8
Deferred revenue	246.0	265.2
Other liabilities	210.5	214.6

	637.9	651.6

Commitments and Contingencies
Shareholders’ Equity
Common stock, $1 par value
Authorized: 1,000 shares
Issued: 2003 and 2004 - 500 shares	—	—
Capital in excess of par value	448.4	448.4
Accumulated other comprehensive income (loss)	(80.2)	(71.9)
Retained earnings	329.9	295.5

	698.1	672.0

Total Liabilities and Shareholders’ Equity	$3,066.4	$3,185.8

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
Alaska Airlines, Inc.

Three Months Ended March 31
(In Millions Except Per Share Amounts)	2003	2004
Operating Revenues
Passenger	$387.0	$449.3
Freight and mail	17.4	17.7
Other — net	22.6	24.3

Total Operating Revenues	427.0	491.3

Operating Expenses
Wages and benefits	188.0	200.8
Contracted services	20.7	23.1
Aircraft fuel	76.9	93.6
Aircraft maintenance	37.9	43.5
Aircraft rent	30.5	29.5
Food and beverage service	12.9	11.2
Other selling expenses and commissions	30.1	33.9
Depreciation and amortization	28.5	32.8
Loss on sale of assets	0.3	0.8
Landing fees and other rentals	28.7	33.2
Other	34.1	36.9

Total Operating Expenses	488.6	539.3

Operating Loss	(61.6)	(48.0)

Nonoperating Income (Expense)
Interest income	1.2	5.3
Interest expense	(11.3)	(10.8)
Interest capitalized	0.7	0.1
Other — net	0.4	0.2

	(9.0)	(5.2)

Loss before income tax	(70.6)	(53.2)
Income tax benefit	(25.5)	(18.8)

Net Loss	$(45.1)	$(34.4)

See accompanying notes to financial statements.

STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
Alaska Airlines, Inc.

			Accumulated
		Capital in	Other
	Common	Excess of	Comprehensive	Retained
(In Millions)	Stock	Par Value	Income (Loss)	Earnings	Total
Balances at December 31, 2003:	$0.0	$448.4	$(80.2)	$329.9	$698.1

Net loss for the three months ended March 31, 2004				(34.4)	(34.4)
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value			(0.1)
Reclassification to earnings			0.1
Income tax effect			0.0

			0.0		—

Related to fuel hedges:
Change in fair value			16.3
Reclassification to earnings			(3.1)
Income tax effect			(4.9)

			8.3		8.3

Total comprehensive loss					(26.1)

Balances at March 31, 2004	$0.0	$448.4	$(71.9)	$295.5	$672.0

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
Alaska Airlines, Inc.

Three Months Ended March 31 (In Millions)	2003	2004
Cash flows from operating activities:
Net loss	$(45.1)	$(34.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	28.5	32.8
Amortization of airframe and engine overhauls	14.2	16.9
Changes in derivative fair values	1.2	—
Loss on sale of assets	0.3	0.8
Decrease in deferred income taxes	(25.4)	(18.7)
Increase in accounts receivable — net	(69.7)	(66.7)
(Increase) decrease in prepaid expenses and other current assets	5.5	(7.2)
Increase in air traffic liability	46.1	71.8
Increase in other current liabilities	13.0	12.1
Increase in deferred revenue and other-net	11.4	18.7

Net cash provided by (used in) operating activities	(20.0)	26.1

Cash flows from investing activities:
Proceeds from disposition of assets	0.5	3.9
Purchases of marketable securities	(171.8)	(187.9)
Sales and maturities of marketable securities	131.6	142.3
Property and equipment additions:
Aircraft purchase deposits	(0.9)	(3.2)
Capitalized overhauls	(18.5)	(10.9)
Aircraft	(59.3)	(36.9)
Other flight equipment	(8.3)	(0.9)
Other property	(5.1)	(4.9)
Aircraft deposits returned	1.2	—
Restricted deposits and other	(0.1)	(3.2)

Net cash used in investing activities	(130.7)	(101.7)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	62.6
Proceeds from issuance of intercompany long-term debt	63.6	—
Long-term debt and capital lease payments	(36.3)	(14.8)
Capital contribution from Air Group	60.0	—

Net cash provided by financing activities	87.3	47.8

Net change in cash and cash equivalents	(63.4)	(27.8)
Cash and cash equivalents at beginning of period	268.9	192.5

Cash and cash equivalents at end of period	$205.5	$164.7

Supplemental disclosure of cash paid during the period for:
Interest (net of amount capitalized)	$7.9	$8.0
Income taxes	—	—

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
Alaska Airlines, Inc.

Note 1. Basis of Presentation and Significant Accounting Policies
Organization and Basis of Presentation
The accompanying unaudited financial statements of Alaska Airlines, Inc. (Alaska or the Company) should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments have been made which are necessary to present fairly the Company’s financial position as of March 31, 2004, as well as the results of operations for the three months ended March 31, 2003 and 2004. The adjustments made were of a normal recurring nature. The Company is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group) whose principle subsidiaries are Alaska and Horizon Air Industries, Inc. (Horizon).

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Significant estimates made include assumptions used to record liabilities, expenses and revenue associated with the Company’s Mileage Plan, lease return provisions and the amounts of certain accrued liabilities. Actual results may differ from the Company’s estimates.

Reclassification of Gains and Losses Associated with Fuel Hedging
 The Company has made changes to its classification of fuel hedging gains and losses which are described in the following paragraphs.

Impact on First Quarter 2004 Press Release
 In Air Group’s press release of first quarter results on April 23, 2004, the Company classified gains and losses associated with the ineffective portion of changes in fair value of its fuel hedge positions as a component of aircraft fuel expense rather than nonoperating income (expense) and reclassified the first quarter of 2003 to conform to the 2004 presentation. The financial statements included herein have been revised to present those gains and losses in nonoperating income (expense), consistent with the Company’s historical presentation. There was no impact on pretax loss, net loss, or balance sheet information in the April 23 press release.

The following table reconciles the classification changes:

	March 31, 2003*	March 31, 2004
Aircraft fuel, press release	$76.1	$93.2
Reclassification	0.8	0.4

Aircraft fuel, Form 10-Q*	$76.9	$93.6

Operating loss, press release	$(60.8)	$(47.6)
Reclassification	(0.8)	(0.4)

Operating loss, Form 10-Q*	$(61.6)	$(48.0)

Other-net, press release	$(0.4)	$(0.2)
Reclassification	0.8	0.4

Other-net, Form 10-Q*	$0.4	$0.2

Nonoperating income (expense), press release	$(9.8)	$(5.6)
Reclassification	0.8	0.4

Nonoperating income (expense), Form 10-Q*	$(9.0)	$(5.2)

*	The amounts for 2003 are as previously reported in the Form 10-Q for that period.

The airline data schedule and non-GAAP disclosures on pages 13 through 14 have also been modified accordingly.

Revision to Previously Filed Financial Statements and SEC Filings
 The Company previously recorded unrealized gains and losses related to the ineffective portion of changes in fair value of its fuel hedge positions as non-operating income (expense) and then reclassified those gains and losses to fuel expense as those hedges were settled. This practice was not consistent with the Company’s policy, which was to record the ineffective portion in non-operating income (expense). The Company will amend its financial statements previously filed with the Securities and Exchange Commission to adjust its historical presentation of such items. Such revisions will result in reclassification between operating income (loss) and nonoperating income (expense) in the statements of operations. The revisions have no impact on previously reported pretax income (loss), net income (loss), the balance sheets, the statement of shareholder’s equity or the statements of cash flows for any prior periods.

Stock Options
The Company has three stock option plans that provide for the grant of options to purchase Air Group common stock at stipulated prices on the date of the grant to officers and employees of Air Group and its subsidiaries. The Company applies the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, in accounting for stock options. Accordingly, no compensation cost has been recognized for these plans as the exercise price of options equals the fair market value on the date of grant.

The following table represents the effect of net loss if the Company had applied the fair value based method and recognition provisions of Statement on Financial Accounting Standards No. 123 (SFAS No. 123) to its stock-based employee compensation (in millions):

	Three Months Ended
	March 31,
	2003	2004
Net loss:
As reported	$(45.1)	$(34.4)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1.4)	(0.9)

Pro forma net loss	$(46.5)	$(35.3)

Note 2. Other Assets
At December 31, 2003 and March 31, 2004, other assets consisted of the following (in millions):

	December 31, 2003	March 31, 2004
Restricted deposits	53.2	56.9
Deferred costs and other	18.4	26.6

	$71.6	$83.5

Note 3. Frequent Flyer Program
Alaska’s Mileage Plan liabilities are included under the following balance sheet captions (in millions):

	December 31, 2003	March 31, 2004
Current Liabilities:
Other accrued liabilities	$112.9	$123.4
Other Liabilities and Credits (non-current):
Deferred revenue	204.5	214.2
Other liabilities	18.6	18.9

Total	$336.0	$356.5

Note 4. Related Company Transactions
During 2000, Alaska transferred a flight simulator to Air Group Leasing (AAGL) in exchange for a $2.4 million note receivable from AAGL and a $0.6 million reduction in its payable to Air Group. The loan has repayment terms of 12 years at 6.5% interest. AAGL is leasing the simulator to Alaska for 12 years.

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

The Company periodically loans Horizon funds at varying interest rates. All amounts are payable on demand. Interest income recognized related to the Horizon loans totaled $0.5 million and $0.7 million for the quarters ended March 31, 2003 and 2004, respectively. At March 31, 2004, receivables from related companies include $115.7 million from Horizon, $9.7 million from AAGL and $42.3 million from Air Group.

Alaska has an agreement with Horizon, the Incentive Payment Program (IPP), to provide revenue sharing on certain markets. Under the IPP, Alaska makes a monthly payment to Horizon for markets that provide connecting traffic to Alaska but create losses for Horizon (the incentive markets). The payment is based on fully allocated cost for Horizon to provide the transportation service, plus a 5% mark-up. Incentive markets are analyzed quarterly and the monthly reimbursement amount is adjusted to reflect the prior quarter’s actual performance. Alaska made incentive payments to Horizon of $5.5 million and $2.0 million during the quarters ended March

31, 2003 and 2004, respectively, which are reflected as other selling expenses and commissions in the statements of operations.

Alaska also provides certain services to Horizon for which Alaska receives payment from Horizon based on the cost of the services, including personnel expenses related to development and maintenance of alaskaair.com, the maintenance of telecommunications lines and related software, personnel and systems expenses to process Horizon’s revenue transactions, and printing and graphics services. Alaska also pays certain leasing and other facilities costs on Horizon’s behalf that are reimbursed monthly by Horizon. Total amounts received by Alaska from Horizon were $1.9 million and $2.3 million for the quarters ended March 31, 2003 and 2004, respectively.

In the normal course of business, Alaska and Horizon provide certain ground handling services to the other company. For the quarter ended March 31, 2003, Charges for ground services provided by Alaska to Horizon totaled $0.6 million during each of the quarters ended March 31, 2003 and 2004. For the quarters ended March 31, 2003 and 2004, charges for ground services provided by Horizon to Alaska totaled $0.9 million and $1.2 million, respectively.

Note 5. Employee Benefit Plans
Pension Plans-Defined Benefit
Net pension expense for the three months ended March 31 included the following components (in millions):

	March 31, 2003	March 31, 2004
Service cost	$11.1	$13.7
Interest cost	10.8	12.0
Expected return on assets	(8.5)	(10.7)
Amortization of prior service cost	1.3	1.3
Actuarial Gain	3.7	3.7

Net pension expense	$18.4	$20.0

The Company made no contributions to its defined benefit pension plans during the three months ended March 31, 2003. The Company made $16.5 million in contributions during the three months ended March 31, 2004, and expects to contribute an additional $32.5 million to these plans during the remainder of 2004.

Pension Plans-Noncontributory
Net pension expense for the unfunded noncontributory defined benefit plans for the three months ended March 31 included the following components (in millions):

	March 31, 2003	March 31, 2004
Service cost	$0.2	$0.3
Interest cost	0.5	0.5
Actuarial Gain	0.1	0.2

Net pension expense	$0.8	$1.0

Other Postretirement Benefits
Net periodic benefit cost for the postretirement medical plans for the three months ended March 31 included the following components:

	March 31, 2003	March 31, 2004
Service cost	$0.9	$1.2
Interest cost	1.1	1.3
Amortization of prior service cost	—	(0.1)
Actuarial Gain	0.4	0.7

Net periodic benefit cost	$2.4	$3.1

Note 6. Long-Term Debt and Capital Lease Obligations
At December 31, 2003, and March 31, 2004, long-term debt and capital lease obligations were as follows (in millions):

	December 31, 2003	March 31, 2004
Fixed rate notes payable due through 2015	$382.6	$379.2
Variable rate notes payable due through 2018	572.5	631.8

Long-term debt	955.1	1,011.0
Capital lease obligations	8.4	0.3
Less current portion	(206.7)	(201.8)

	$756.8	$809.5

During the first three months of 2004, Alaska issued $62.6 million of debt secured by flight equipment, having interest rates that vary with LIBOR and payment terms ranging from 14 to 16 years.

Note 7. Contingencies
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

Alaska Airlines Financial and Statistical Data (Unaudited)(b)

	Three Months Ended March 31
			%
	2003	2004	Change
Financial Data (in millions):
Operating Revenues:
Passenger	$387.0	$449.3	16.1%
Freight and mail	17.4	17.7	1.7%
Other — net	22.6	24.3	7.5%

Total Operating Revenues	427.0	491.3	15.1%

Operating Expenses:
Wages and benefits	188.0	200.8	6.8%
Contracted services	20.7	23.1	11.6%
Aircraft fuel	76.9	93.6	21.7%
Aircraft maintenance	37.9	43.5	14.8%
Aircraft rent	30.5	29.5	-3.3%
Food and beverage service	12.9	11.2	-13.2%
Other selling expenses and commissions	30.1	33.9	12.6%
Depreciation and amortization	28.5	32.8	15.1%
Loss on sale of assets	0.3	0.8	NM
Landing fees and other rentals	28.7	33.2	15.7%
Other	34.1	36.9	8.2%

Total Operating Expenses	488.6	539.3	10.4%

Operating Loss	(61.6)	(48.0)	-22.1%

Interest income	1.2	5.3
Interest expense	(11.3)	(10.8)
Interest capitalized	0.7	0.1
Other — net	0.4	0.2

	(9.0)	(5.2)

Loss Before Income Tax	$(70.6)	$(53.2)	-24.6%

Operating Statistics:
Revenue passengers (000)	3,258	3,592	10.3%
RPMs (000,000)	3,143	3,580	13.9%
ASMs (000,000)	4,708	5,178	10.0%
Passenger load factor	66.7%	69.1%	2.4 pts
Breakeven load factor	80.3%	78.6%	-1.7 pts
Yield per passenger mile	12.31¢	12.55¢	1.9%
Operating revenue per ASM	9.07¢	9.49¢	4.6%
Operating expenses per ASM (a)	10.38¢	10.42¢	0.4%
Operating expenses per ASM excluding fuel (a)	8.75¢	8.61¢	-1.6%
Fuel cost per gallon	99.1¢	112.9¢	13.9%
Fuel gallons (000,000)	77.6	82.9	6.8%
Average number of employees	9,988	9,984	0.0%
Aircraft utilization (blk hrs/day)	10.3	10.4	1.0%
Operating fleet at period-end	106	108	1.9%

NM = Not Meaningful

(a) See Note 1 on Page 14.

(b) See Note 1 “Reclassification of Gains and Losses Associated with Fuel Hedging” on Page 8.

Note 1:
Pursuant to Item 10 of Regulation S-K, we are providing disclosure of the reconciliation of reported non-GAAP financial measures to our most directly comparable financial measures reported on a GAAP basis. The non-GAAP financial measures provide us the ability to measure and monitor our performance both with and without the cost of aircraft fuel. Because the cost and availability of aircraft fuel are subject to many economic and political factors beyond our control, it is our view that the measurement and monitoring of performance without fuel is important. In addition, these non-GAAP financial measures are also more comparable to financial measures reported to the Department of Transportation by other major network airlines.

The following table reconciles operating expenses excluding fuel and operating expenses per ASM excluding fuel for Alaska Airlines, Inc.:

Alaska Airlines, Inc.:
($ in millions)

	Three Months Ended March 31,
	2003	2004
Total GAAP operating expenses	$488.6	$539.3
ASMs (000,000)	4,708	5,178
GAAP operating expenses per ASM	10.38¢	10.42¢

Total GAAP operating expenses	$488.6	$539.3
Less: aircraft fuel	76.9	93.6

Operating expenses excluding fuel	$411.7	$445.7
ASMs (000,000)	4,708	5,178
Operating expenses per ASM excluding fuel	8.75¢	8.61¢

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

Alaska’s filings with the Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at www.alaskaair.com. The information contained on our website is not a part of this quarterly report on Form 10-Q. As used in this Form 10-Q, the terms “Alaska,” “our,” “we” and the “Company” refer to Alaska Airlines, Inc., unless the context indicates otherwise.

Reclassification of Gains and Losses Associated with Fuel Hedging
 We have made changes to our classification of fuel hedging gains and losses which are described in the following paragraphs.

Impact on First Quarter 2004 Press Release
 In Air Group’s press release of first quarter results on April 23, 2004, we classified gains and losses associated with the ineffective portion of changes in fair value of our fuel hedge positions as a component of aircraft fuel expense rather than nonoperating income (expense) and reclassified the first quarter of 2003 to conform to the 2004 presentation. The financial statements included herein have been revised to present those gains and losses in nonoperating income (expense), consistent with our historical presentation. There was no impact on pretax loss, net loss, or balance sheet information in the April 23 press release. There was also no impact on cost per ASM (CASM) excluding fuel, a non-GAAP measure we believe is important to some users of our financial statements. See page 14.

The following table reconciles the classification changes:

	March 31, 2003*	March 31, 2004
Aircraft fuel, press release	$76.1	$93.2
Reclassification	0.8	0.4

Aircraft fuel, Form 10-Q*	$76.9	$93.6

Operating loss, press release	$(60.8)	$(47.6)
Reclassification	(0.8)	(0.4)

Operating loss, Form 10-Q*	$(61.6)	$(48.0)

Other-net, press release	$(0.4)	$(0.2)
Reclassification	0.8	0.4

Other-net, Form 10-Q*	$0.4	$0.2

Nonoperating income (expense), press release	$(9.8)	$(5.6)
Reclassification	0.8	0.4

Nonoperating income (expense), Form 10-Q*	$(9.0)	$(5.2)

*	The amounts for 2003 are as previously reported in the Form 10-Q for that period.

The airline data schedule and non-GAAP disclosures on pages 13 through 14 have also been modified accordingly.

Revision to Previously Filed Financial Statements and SEC Filings
 We previously recorded unrealized gains and losses related to the ineffective portion of changes in fair value of our fuel hedge positions as non-operating income (expense) and then reclassified those gains and losses to fuel expense as those hedges were settled. This practice was not consistent with our policy, which was to record the ineffective portion in non-operating income (expense). We will amend our financial statements previously filed with the Securities and Exchange Commission to adjust our historical presentation of such items. Such revisions will result in reclassification between operating income (loss) and nonoperating income (expense) in the statements of operations. The revisions have no impact on previously reported pretax income (loss), net income (loss), the balance sheets, the statement of shareholder's equity or the statements of cash flows for any prior periods. It also has no impact on cost per ASM excluding fuel, a non-GAAP measure we believe is important to some users of our financial statements. See page 15.

First Quarter in Review and Current Events
Historically, our operating income is lowest during the first quarter, increases in the second quarter, reaches its peak during the third quarter and decreases again in the fourth quarter. We recorded a first quarter 2004 net loss of $34.4 million. The net loss decreased from the 2003 net loss of $45.1 million despite very high jet fuel costs ($1.13 per gallon in 2004 compared to $0.99 per gallon in 2003). Results of operations in 2004 were positively impacted by relatively strong winter demand and improved yields. The comparison to 2003 is favorably impacted by a demand drop off in 2003 resulting from the war in Iraq.

In February 2004, we initiated a fare simplification plan whereby a number of fare restrictions were eliminated, walk-up and first class fares were reduced significantly, and the gap between the highest and lowest fares was reduced. The goal of this initiative is to increase customer loyalty by driving better value while simplifying the customer’s purchase decision and reducing the costs associated with selling and maintaining a more complex fare structure.

For 2004, we expect capacity increases of 6.5%. Our expected capacity increase is due largely to the annualization of the additional aircraft added in 2003 combined with increases in utilization.

Results of Operations
First Quarter 2004 Compared with First Quarter 2003
We recorded operating and pre-tax losses of $48.0 million and $53.2 million, respectively, in 2004 versus $61.6 million and $70.6 million, respectively, in 2003. Financial and statistical data comparisons are shown on page 13. A discussion of the three-month data follows. On page 14, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measure.

Alaska Airlines Revenues
Operating revenues increased $64.3 million, or 15.1%, during 2004 as compared to 2003. For the quarter, available seat miles (ASM’s or capacity) increased 10.0% and revenue passenger miles (RPM’s or traffic) increased 13.9%. Approximately two-thirds of our 2004 ASM growth came from expansion in our Trans Continental markets and Denver. The remaining increases in capacity primarily reflect increases in service to Nevada, Anchorage/Fairbanks, Southern California and Mexico, partially offset by decreases in service to Northern Alaska, Arizona, Canada and Southeast Alaska. Traffic increases primarily reflect increases in traffic in the Trans Continental, Denver, Nevada, Pacific Northwest, Mexico, and Southern California markets, partially offset by decreases in traffic in Northern Alaska, Canada and Arizona.

Yield per passenger mile increased 1.9% and passenger load factor increased 2.4 points during the first quarter of 2004 as compared to the same period in 2003. Increases in traffic and yield resulted in a 16.1% increase in passenger revenues in 2004.

Freight and mail revenues increased slightly by $0.3 million, or 1.7%, compared to the same period in 2003.

Other-net revenues increased $1.7 million, or 7.5%, due largely to revenues received from an agreement with PenAir to provide flight services to Dutch Harbor that began in January of 2004.

Alaska Airlines Expenses
For the quarter, total operating expenses increased $50.7 million, or 10.4%, as compared to the same period in 2003. Operating expenses per ASM increased 0.4% in 2004 as compared to 2003. These increases are due largely to the 10.0% increase in capacity combined with a significant increase in fuel costs and higher wages and maintenance costs. Operating expense per ASM excluding fuel decreased 1.6% as compared to the same period in 2003. Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $12.8 million, or 6.8%, during the first quarter. Approximately $5.9 million of this increase reflects higher benefit costs, resulting from increases in pension costs of approximately $3.8 million and higher health insurance costs of $2.1 million. The remaining $6.9 million increase primarily reflects scale and step increases.

In May of 2004, under terms of our union contract, our pilots will receive a 4% wage rate increase.

•	Contracted services increased $2.4 million, or 11.6%, due largely to expenses associated with an agreement with PenAir to provide flight services to Dutch Harbor that began in January of 2004.

•	Aircraft fuel increased $16.7 million, or 21.7%, due to a 13.9% increase in the fuel cost per gallon and a 6.8% increase in fuel gallons consumed. Air Group’s fuel hedging program resulted in Alaska recognizing a $3.1 million reduction in aircraft fuel expense for hedging gains realized on hedge positions settled during the first quarter of 2004. Fuel prices remain at very high levels and continue to be volatile. At March 31, 2004, we have fuel hedge contracts in place to hedge 40%, 38% and 7% of our expected fuel consumption in 2004, 2005 and 2006, respectively, at prices ranging from $27 to $29 per crude oil barrel.

•	Aircraft maintenance increased $5.6 million, or 14.8%, due largely to an increase in overhaul amortization resulting from the planned retirement of three Boeing 737-200Cs and an increase in costs associated with C checks as compared to 2003. We expect maintenance costs for 2004 to be 1% to 2% higher than in 2003.

•	Aircraft rent decreased $1.0 million, or 3.3%, due to lower rates on extended leases and MD80 returns, offset by three new 737-700 aircraft.

•	Other selling expenses and commissions increased $3.8 million, or 12.6%. This increase is due largely to planned increases in advertising expense to promote our fare simplification and computer reservation system costs, partially offset by a decrease in incentive payments made to Horizon. Incentive payments to Horizon are eliminated in consolidation at the Air Group level.

•	Depreciation and amortization increased $4.3 million, or 15.1% reflecting accelerated depreciation on the planned retirement of three Boeing 737-200Cs and an increase in depreciation resulting from six aircraft purchased in the last twelve months.

•	Landing fees and other rentals increased $4.5 million, or 15.7%. The higher rates primarily reflect higher fees at Seattle, Los Angeles and Oakland, combined with modest volume growth. We expect landing fees and other rentals to continue to increase as a result of airport facility expansions and increased costs for security.

•	Other expense increased $2.8 million, or 8.2%, primarily reflecting a $2.6 million increase in professional services associated with our cost cutting initiatives, Sarbanes-Oxley Section 404 preparation and a $1.0 million increase in foreign exchange loss, partially offset by a decrease in insurance expense.

Nonoperating Income (Expense)
Net nonoperating expense was $5.2 million in 2004 compared to $9.0 million in 2003. Interest income increased $4.1 million due to a higher marketable securities balance in 2004 combined with a negative adjustment of premium and discount amortization on our marketable securities portfolio in 2003. Interest expense (net of capitalized interest) increased $0.1 million due to increases in debt balances as compared to 2003.

Other-net includes $0.7 million and $0.4 million in hedging gains resulting from hedge ineffectiveness on fuel hedging contracts in 2003 and 2004, respectively.

Income Tax Benefit
Accounting standards require us to provide for income taxes each quarter based on either our estimate of the effective tax rate for the full year or the actual year-to-date effective tax rate if it is our best estimate of our annual expectation. The volatility of airfares and fuel prices and the seasonality of our business make it difficult to accurately forecast full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as employee per diem costs relative to pretax profit or loss. In estimating the 35.3% tax rate for 2004, we considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and year-to-date pretax results. We evaluate this rate each quarter and make adjustments when necessary.

Critical Accounting Policies
For more information on our critical accounting policies, see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003.

Liquidity and Capital Resources
The table below presents the major indicators of financial condition and liquidity.

	December 31, 2003	March 31, 2004	Change
	(In millions, except debt-to-capital amounts)
Cash and marketable securities	$811.9	$829.7	$17.8
Working capital	179.7	205.1	25.4
Long-term debt and Long-term capital lease obligations	756.8	809.5	52.7
Shareholders’ equity	698.1	672.0	(26.1)
Long-term debt-to-capital	52%:48%	55%:45%	NA
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	70%:30%	71%:29%	NA

We plan to meet our capital and operating commitments through internally generated funds from operations and cash and marketable securities on hand at March 31, 2004 totaling $829.7 million.

During the quarter ended March 31, 2004, our cash and marketable securities increased $17.8 million to $829.7 million at March 31, 2004. This increase reflects cash provided by operating activities of $26.1 million and cash provided by financing activities of $47.8 million, partially offset by cash used for the purchase of property and equipment of $52.9 million and $3.2 million paid for restricted deposits.

Cash Provided by Operating Activities During the first three months of 2004, net cash provided by operating activities was $26.1 million, compared to net cash used in operating activities of $20.0 million during the first three months of 2003. The increase in cash flow from 2003 to 2004 resulted primarily from a reduction in our net loss from 2003 combined with year over year increases in air traffic liability, and other current liabilities, partially offset by increases in accounts receivable-net, prepaid expenses and other current assets and by a decrease in deferred taxes.

Cash Used in Investing Activities
Cash used in investing activities was $101.7 million during the first three months of 2004, compared to $130.7 million in 2003. We had net purchases of $45.6 million of marketable securities and $52.9 million for property and equipment, including the purchase of one 737-900. During the first three months of 2004, our aircraft related capital expenditures decreased $33.9 million as compared to 2003, primarily reflecting a reduction in spending for new aircraft and capitalized overhauls.

Cash Provided by Financing Activities
Net cash provided by financing activities was $47.8 million during the first three months of 2004 compared to $87.3 during the same period in 2003. Debt issuances during the quarter of $62.6 million were secured by flight equipment. These debt issuances have interest rates that vary with the London Interbank Offered Rate (LIBOR) and payment terms ranging from 14 to 16 years. Debt issuances during the quarter were offset by normal long term debt payments of $14.8 million.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
At March 31, 2004, we had firm orders for two aircraft requiring aggregate payments of approximately $64 million, as set forth below. In addition, we have options to acquire 26 additional B737’s. We expect to finance the new planes with leases, long-term debt or internally generated cash. During the first quarter of 2004, we converted two 737-900 aircraft we had on firm order with Boeing for two 737-800s. The planes are due for delivery in February and July of 2005. The following table summarizes aircraft deliveries by year and payments from April 1, 2004 to December 31, 2004 and by fiscal year thereafter:

					Delivery Period - Firm Orders

	April 1-December 31,					Beyond
Aircraft	2004	2005	2006	2007	2008	2008	Total
Boeing 737-800	—	2	—	—	—	—	2

Total	—	2	—	—	—	—	2

Payments (Millions)	$14.8	$49.3	$—	$—	$—	$—	$64.1

The following table provides a summary of our current and long-term debt obligations, capital lease obligations, operating lease commitments and aircraft purchase commitments as of March 31, 2004. This table excludes other obligations that we may have, such as pension obligations and routine purchase obligations entered into in the normal course of business.

	April 1-December 31,					Beyond
(in millions)	2004	2005	2006	2007	2008	2008	Total
Current and long-term debt	$193.1	$48.7	$52.0	$55.0	$208.2	$454.0	$1,011.0
Capital lease obligations	—	—	—	—	—	—	—
Operating lease commitments	122.0	180.3	142.2	111.3	106.8	579.9	1,242.5
Aircraft purchase commitments	14.8	49.3	—	—	—	—	64.1

Total	$329.9	$278.3	$194.2	$166.3	$315.0	$1,033.9	$2,317.6

Operating Leases
We are the lessee in a series of operating leases covering our leased aircraft. In many instances, the lessors are trusts established by a third party specifically to purchase, finance and lease aircraft to us.

These leasing entities meet the criteria for variable interest entities as defined in Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities.” However, because we are not the primary beneficiary of the entity’s expected gains or losses, we do not consolidate these entities. The leasing arrangements involved contain terms consistent with market terms at their inception and do not include residual value guarantees made by us, fixed-price purchase obligations or similar features that would obligate us to absorb the majority of expected losses of the variable interest entities. Our expected exposure under these types of lease arrangements is the remaining lease payments reflected in the table above and lease return provisions which are recorded when probable and estimable.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in market risk from the information provided in Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our 2003 10-K except as follows:

Fuel Hedging
We purchase jet fuel at prevailing market prices, and seek to manage market risk through execution of a documented hedging strategy. We utilize financial derivative instruments as hedges to decrease our exposure to the volatility of jet fuel prices. We believe there is risk in not hedging against the possibility of fuel price increases. At March 31, 2004, Air Group had fuel hedge contracts in place to hedge 123.1 million gallons of its expected jet fuel usage in 2004, 156.7 million gallons in 2005 and 31.1 million gallons in 2006. This represents 40%, 38% and 7% of Air Group’s anticipated fuel consumption in 2004, 2005 and 2006, respectively. Prices of these agreements range from $27 to $29 per crude oil barrel. We estimate that a 10% increase or decrease in crude oil prices as of March 31, 2004 would impact realized hedging gains (which are recorded in Aircraft Fuel) by approximately $9.0 million. We account for our fuel hedge derivative instruments as cash flow hedges as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. All changes in fair value that are considered to be effective hedges are recorded in accumulated other comprehensive income (loss) until the underlying jet fuel is consumed.

As of March 31, 2003 and 2004, the fair values of our fuel hedge positions were $12.8 million and $32.4 million, respectively. All of the 2003 fair value amounts and $19.2 million of the 2004 fair value amounts were included in prepaid and other current asset in the balance sheets. The remaining 2004 fair value amount of $13.2 million is reflected in other assets in the balance sheets.

During 2003 and 2004, we recognized $7.8 million and $3.1 million, respectively, in realized hedging gains. These amounts are reflected in aircraft fuel in our statements of operations.

During the three months ended March 31, 2003 and 2004, we recorded gains of $0.7 million and $0.4 million, respectively, related to hedge ineffectiveness. These amounts are reflected as non-operating income in other-net in our statements of operations.

During the three months ended March 31, 2003 and 2004, we recorded a net loss of $0.9 million and a net gain of $8.3 million, respectively, in other comprehensive income (loss). These amounts include the change in effectiveness as related to the change in fair market value for future derivative hedge instruments and the removal of the effective portion of derivative hedge instruments that matured during 2003 and 2004.

Financial Market Risk
During the first quarter of 2004, we issued $62.6 million of debt secured by flight equipment, having interest rates that vary with LIBOR and payment terms ranging from 14 to 16 years.

ITEM 4. CONTROLS AND PROCEDURES
As of March 31, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is communicated to our certifying officers on a timely basis.

Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective.

We made no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2004, that our certifying officers concluded materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

See Exhibit Index on page 25.

No reports on form 8-K were filed this quarter.

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          ALASKA AIRLINES, INC.

Registrant

Date: May 11, 2004

/s/ Brandon S. Pedersen

Brandon S. Pedersen
Staff Vice President/Finance and Controller

/s/ Bradley D. Tilden

Bradley D. Tilden
Executive Vice President/Finance and Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit No.	Description

31.1(1)	Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2(1)	Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1(1)	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2(1)	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(1)     Filed herewith