Form 10-K/A
period 2003-12-31
ALASKA AIRLINES INC
filed 2004-05-24
CIK 3202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-K/A
(Amendment No. 1)

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 2003
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from_________to_______

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

We previously recorded unrealized gains and losses related to the ineffective portion of changes in fair value of our fuel hedge positions as nonoperating income (expense) and then reclassified those gains and losses to fuel expense as those hedges were settled. This practice was not consistent with our stated policy, which was to record the ineffective portion in nonoperating income (expense). This Amendment No. 1 on Form 10-K/A corrects and amends our financial statements previously filed with the Securities and Exchange Commission in our Form 10-K for the year ended December 31, 2003 in order to adjust our historical presentation of such items. Such revisions have resulted in reclassification between operating income (loss) and nonoperating income (expense) in the statements of operations. The revisions have no impact on previously reported pretax income (loss), net income (loss), the balance sheets, the statement of shareholder’s equity or the statements of cash flows for any prior periods. They also have no impact on operating cost per Available Seat Mile excluding fuel, a non-GAAP measure we believe is important to some users of our financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Financial Statements including the Notes to Financial Statements, for the impact of the reclassifications. This amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 amends and reclassifies those items of the previously filed Form 10-K which have been affected by the revisions. For additional information regarding the revisions, see “Note 13 to Financial Statements” included in Part II, Item 14.

In addition, on March 11, 2004, Alaska Air Group, Inc. filed Post-Effective Amendment No. 1 to Form S-1 Registration Statement on Form S-3 with the Securities and Exchange Commission (SEC file No. 333-107117). In connection with the review of that filing, the Securities and Exchange Commission also reviewed the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In response to certain suggestions put forth by the Securities and Exchange Commission that would not otherwise require the filing of this 10-K/A, the Company has elected to amend certain of its disclosures based on the suggestions of the Securities and Exchange Commission to enhance the Company’s overall disclosure. While the content of these disclosures remains essentially unchanged, these modifications serve to provide additional detail and clarification. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, other than as indicated above and except as required to reflect the effects of the revisions, no attempt has been made to modify or update such disclosures.

ALASKA AIRLINES, INC.
Annual Report on Form 10-K/A for the year ended December 31, 2003

Cautionary Note regarding Forward-Looking Statements

In addition to historical information, this Amendment No. 1 on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our stockholders. Many important factors that could cause such a difference are described in this Annual Report under the caption “Business – Business Risks,” which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this report.

PART I

ITEM 1. BUSINESS

GENERAL INFORMATION

Alaska Airlines, Inc. (Alaska or the Company), an Alaska corporation, is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group), a Delaware corporation. Air Group is also the parent company of Alaska Air Group Leasing (AAGL) and Horizon Air Industries, Inc. (Horizon). Alaska is a major airline that was organized in 1932 and incorporated in the state of Alaska in 1937. Alaska became a wholly owned subsidiary of Air Group in 1985 pursuant to a reorganization of Alaska into a holding company structure. Air Group is a registrant pursuant to Section 12(b) of the Securities and Exchange Act of 1934 (Commission File No. 1-8957). Air Group’s filings with the Securities and Exchange Commission, including its annual report on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at www.alaskaair.com. Alaska’s executive offices are located at 19300 Pacific Highway South, Seattle, Washington 98188. In 2003, Alaska accounted for 83% of Air Group’s total operating revenues.

As used in this Form 10-K/A, the terms “our” and “we” refer to Alaska, unless the content indicates otherwise.

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

We believe we distinguish ourselves from competitors by providing a higher level of customer service in the form of attention to customer needs, advance seat assignments, expedited check-in, well-maintained aircraft, a first-class section aboard our aircraft, and other amenities.

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

Due to the industry’s high fixed costs in relation to revenue, a small change in load factors or fare levels has a large impact on profits. For most airlines, including Alaska, labor and fuel account for almost half of operating expenses. Our wage and benefit costs increased 11% in 2001, 10% in 2002 and 11% in 2003. Fuel prices have been volatile in the last three years. Our fuel cost per gallon decreased 15% and 9% in 2001 and 2002, respectively, and increased 15% in 2003.

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

		Codesharing —	Codesharing —
	Frequent	Alaska Flight #	Other Airline Flight #
	Flyer	on Flights Operated	On Flights Operated
	Agreement	by Other Airline	by Alaska/Horizon
Major U.S. or International Airlines
American Airlines/American Eagle	Yes	Yes	No
British Airways	Yes	No	No
Cathay Pacific Airways	Yes	No	No
Continental Airlines	Yes	Yes	Yes
Frontier Airlines	No	No	Yes
Hawaiian Airlines	Yes	Yes	Yes
KLM	Yes	No	Yes
Lan Chile	Yes	No	Yes
Northwest Airlines	Yes	Yes	Yes
Qantas	Yes	No	Yes
Commuter Airlines
Era Aviation	Yes*	Yes	No
PenAir	Yes*	Yes	No
Big Sky Airlines	Yes*	Yes	No
Helijet International	Yes*	Yes	No

* This airline does not have its own frequent flyer program. However, Alaska’s Mileage Plan members can accrue and redeem miles on this airline’s route system.

Competition

Competition in the airline industry is intense. We believe the principal competitive factors in the industry that are important to customers are:

•	safety record and reputation;

•	fares;

•	customer service;

•	routes served;

•	flight schedules;

•	frequent flyer programs;

•	on time arrivals;

•	on-board amenities;

•	type of aircraft;

•	code-sharing relationships;

Any domestic air carrier issued a certificate of public convenience and necessity by the Department of Transportation is allowed to operate scheduled passenger service in the United States. Alaska carries approximately 2.7% of all U.S. domestic passenger traffic. Alaska competes with one or more domestic or foreign airlines on most of their routes, including Southwest Airlines, United Airlines, Northwest Airlines, Continental Airlines, American Airlines and Delta Airlines. Some of these competitors are substantially larger than Alaska, have greater financial resources, and have more extensive route systems. In addition, continuing growth of low-cost carriers, including Southwest Airlines, AirTran Airways, American Trans Air, Frontier Airlines and JetBlue Airways in the United States places significant competitive pressures on us and other network carriers since they have the ability to charge a lower fare for travel between similar cities and thus exert downward pressure on yields.

We also compete with other airlines for skilled employees such as pilots and airplane mechanics.

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

Airline Fares

Airlines are permitted to establish their own domestic fares without governmental regulation, and the industry is characterized by vigorous price competition. The Department of Transportation maintains authority over international (generally outside of North America) fares, rates and charges. International fares and rates are also subject to the jurisdiction of the governments of the foreign countries we serve. While air carriers are required to file and adhere to international fare and rate tariffs, substantial commissions, overrides and discounts to travel agents, brokers and wholesalers characterize many international markets.

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

Alaska’s union contracts at December 31, 2003 were as follows:

		Number of
Union	Employee Group	Employees	Contract Status
Air Line Pilots	Pilots	1,479	In Negotiations*
Association International			Amendable 5/1/05

Association of	Flight attendants	2,145	In Negotiations
Flight Attendants (AFA)

International	Ramp service	1,257	In Negotiations
Association of	and stock clerks
Machinists and	Clerical, office and	2,951	Amendable 3/31/04
Aerospace Workers	passenger service

Aircraft Mechanics	Mechanics, inspectors	1,270	Amendable 12/25/04
Fraternal Association (AMFA)	and cleaners

Mexico Workers	Mexico airport	80	Amendable 9/29/06
Association	personnel
of Air Transport

Transport Workers	Dispatchers	31	Amendable 6/30/07*
Union of America (TWU)

* Collective bargaining agreement contains interest arbitration provision.

FUEL

Our operations are significantly affected by the availability and price of jet fuel. Fuel costs were 15.2% of our total operating expenses in 2003 and 13.6% in 2002. Fuel prices, which can be volatile and which are outside of our control, can have a significant impact on our operating results. Currently, a one-cent change in the fuel price per gallon affects annual fuel costs by approximately $3.4 million. We believe that operating fuel-efficient aircraft helps to mitigate the effect of high fuel prices. We also purchase fuel hedge contracts to reduce our exposure to fluctuations in the price of jet fuel. Due to the competitive nature of the airline industry, in the event of continuing increases in the price of jet fuel, there can be no assurance that we will be able to pass on increased fuel prices to our customers by increasing our fares. Conversely, any potential benefit of lower fuel prices may be offset by increased fare competition and lower revenues.

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

In addition, seasonal variations in traffic, various expenditures and weather affect our operating results from quarter to quarter. We tend to experience the highest levels of traffic and revenue during the third quarter of each year. Given our high proportion of fixed costs, seasonality can affect our profitability from quarter to quarter. Many of our areas of operations experience inclement weather conditions in the winter, causing increased costs associated with deicing aircraft, canceled flights and accommodating displaced passengers. Due to our geographic area of operations, we can be more susceptible to adverse weather conditions than some of our competitors, who may be better able to spread weather-related risks over larger route systems.

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

Our business, financial condition, and results of operations are substantially exposed to the current high prices and variability of jet fuel. Further increases in jet fuel costs would harm our business.

Fuel costs constitute a significant portion of our total operating expenses, comprising 15.2% of total operating expenses for the year ended December 31, 2003. Significant increases in fuel costs would harm our financial condition and results of operations. We estimate that during the year ended December 31, 2003 and during the year ended December 31, 2002, a one-cent increase in the price per gallon of fuel would have increased our fuel expenses by $3.4 million and $3.2 million, respectively. Average fuel prices during 2003 were 11.9 cents higher than in 2002.

Historically, fuel costs have been unpredictable and subject to wide price fluctuations based on geopolitical issues and supply and demand. Fuel availability is also subject to periods of market surplus and shortage and is affected by demand for both home heating oil and gasoline. Because of the effect of these events on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. In the event of a fuel supply shortage, higher fuel prices or the curtailment of scheduled service could result. Some of our competitors may have more leverage in obtaining fuel. We may be unable to offset increases in the price of fuel through higher fares. We utilize our fuel hedges as a form of insurance against significant increases in fuel prices. To hedge our exposure to fuel price fluctuations, we began purchasing hedging instruments, primarily crude oil swaps during 2000. At December 31, 2003, we had swap and cap agreements for crude oil contracts in place to hedge approximately 33% of 2004 expected jet fuel requirements. Even with hedges, we are substantially exposed to increases in jet fuel costs.

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

We have incurred operating losses in each year since 2000 and may incur substantial operating losses in the future. In addition, our quarterly results can fluctuate substantially.

For the year ended December 31, 2003, we incurred an operating loss of $19.4 million. Prior to that, we incurred operating losses of $77.6 million and $71.6 million for the years ended December 31, 2002 and 2001, respectively. The inability to achieve or sustain profitability may hinder our ability to honor our existing obligations as they become due, to obtain future equity or debt financing or to do so on economical terms, and to sustain and expand our business.

In addition, our quarterly results can fluctuate substantially due to a variety of factors including seasonal variations in traffic, the timing of various expenditures, and weather. Because expenses of an aircraft flight do not vary significantly with the number of passengers carried, a relatively small change in the number of passengers or in pricing has a disproportionate effect on an airline’s operating and financial results. Accordingly, a minor shortfall in expected revenue levels could cause a disproportionately negative impact on our operating results. Due to these factors, as well as other risk factors described in this Form 10-K/A, quarter-to-quarter comparisons of our results may not be good indicators of our future performance. In addition, it is possible that in any future quarter our operating results could be below expectations of investors and any published reports or analyses regarding our company. In that event, the price of Air Group’s common stock could decline, perhaps substantially.

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

Ground Facilities and Services

Alaska leases ticket counters, gates, cargo and baggage space, office space, and other support areas at the majority of the airports they serve. We also own terminal buildings in various cities in the state of Alaska.

Alaska has centralized operations in several buildings located at or near Seattle-Tacoma International Airport (Sea-Tac) in Seattle, Washington. The owned buildings, including land unless located on leased airport property, include a three-bay hangar facility with maintenance shops, a flight operations and training center, an air cargo facility, an information processing center, several office buildings, its corporate headquarters, and two storage warehouses. Alaska also leases a two-bay hangar/office facility at Sea-Tac, a reservation and office facility in Kent, WA, and a reservation center in Boise, ID. Alaska’s other major facilities include a regional headquarters building, an air cargo facility, and a leased hangar/office facility in Anchorage; a Phoenix reservations center; and a leased two-bay maintenance facility in Oakland.

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

Alaska Airlines Financial and Statistical Data

	Quarter Ended December 31				Year Ended December 31
			%					%
Financial Data (in millions):	2002*	2003*	Change		2002*	2003*		Change
Operating Revenues:
Passenger	$392.2	$460.3		17.4	$1,667.7	$1,840.4			10.4
Freight and mail	16.5	17.5		6.1	72.1	77.3			7.2
Other - net	21.1	26.7		26.5	93.3	109.7			17.6

Total Operating Revenues	429.8	504.5		17.4	1,833.1	2,027.4			10.6

Operating Expenses:
Wages and benefits	179.4	199.9		11.4	703.4	778.6			10.7
Employee profit sharing	—	2.9	NM		—	2.9		NM
Contracted services	20.3	20.7		2.0	80.1	81.6			1.9
Aircraft fuel	68.2	79.9		17.2	260.7	312.1			19.7
Aircraft maintenance	41.9	35.7		(14.8)	145.2	153.4			5.6
Aircraft rent	32.4	31.1		(4.0)	128.2	123.9			(3.4)
Food and beverage service	15.6	13.9		(10.9)	63.5	58.7			(7.6)
Other selling expenses and commissions	31.8	39.0		22.6	154.6	148.0			(4.3)
Depreciation and amortization	28.3	31.7		12.0	114.0	119.5			4.8
Loss on sale of assets	1.0	2.1	NM		1.7	3.4		NM
Landing fees and other rentals	28.3	34.3		21.2	110.5	127.8			15.7
Other	37.5	34.0		(9.3)	148.8	136.9			(8.0)

Total Operating Expenses	484.7	525.2		8.4	1,910.7	2,046.8			7.1

Operating Loss	(54.9)	(20.7)		(62.3)	(77.6)	(19.4)			(75.0)

Interest income	5.7	4.9			23.2	15.2
Interest expense	(11.6)	(11.3)			(46.6)	(45.2)
Interest capitalized	1.0	0.2			2.1	1.5
U.S. government compensation	—	—			0.3	52.8
Other - net	1.2	(0.4)			11.3	6.9

	(3.7)	(6.6)			(9.7)	31.2

Income (Loss) Before Income Tax and Accounting Change	$(58.6)	$(27.3)	NM		$(87.3)	$11.8		NM

Operating Statistics:
Revenue passengers (000)	3,367	3,712		10.2	14,154	15,047			6.3
RPMs (000,000)	3,164	3,608		14.0	13,186	14,554			10.4
ASMs (000,000)	4,758	5,194		9.2	19,360	20,804			7.5
Passenger load factor	66.5%	69.5%	3.0	pts	68.1%	70.0%		1.9	pts
Breakeven load factor	78.4%	74.4%	(4.0	)pts	73.1%	72.3%		(0.8	)pts
Yield per passenger mile	12.40 ¢	12.76 ¢		2.9	12.65 ¢	12.65	¢		(0.0)
Operating revenue per ASM	9.03 ¢	9.71 ¢		7.5	9.47 ¢	9.74	¢		2.9
Operating expenses per ASM (a)	10.19 ¢	10.11 ¢		(0.7)	9.87 ¢	9.84	¢		(0.3)
Expense per ASM excluding fuel (a)	8.75 ¢	8.57 ¢		(2.1)	8.52 ¢	8.34	¢		(2.1)
Fuel cost per gallon	86.0 ¢	95.8 ¢		11.4	80.6 ¢	92.5	¢		14.7
Fuel gallons (000,000)	79.3	83.4		5.2	323.3	337.3			4.3
Average number of employees	10,065	9,921		(1.4)	10,142	10,040			(1.0)
Aircraft utilization (blk hrs/day)	10.3	10.3		0.0	10.6	10.5			(0.9)
Operating fleet at period-end	102	109		6.9	102	109			6.9

NM = Not Meaningful

(a) See Note A on page 25.

* As revised, See Note 13 to our financial statements.

Note 1:

Certain reclassifications have been made to the December 31, 2002 statement of operations to conform to the December 31, 2003 presentation.

Note 2:

Operating loss for the three months and year ended December 31, 2003 includes adjustments to increase operating expenses by $2.4 million (pretax) and $3.1 million (pretax), respectively, related to prior years. Operating loss for the three months ended December 31, 2003 also includes adjustments to increase operating expenses by $1.8 million (pretax) and increase operating revenues by $6.3 million (pretax), both related to previous quarters in 2003. These adjustments to operating expenses represent corrections to maintenance expense ($3.6 million) and wages and benefits ($1.0 million) in the aggregate. The adjustment to operating revenues resulted from a correction to deferred revenue as a result of planned deletions of certain accounts with expired miles. In addition, interest income for the 2003 year includes a correction to investment premium amortization recorded in the first quarter that reduced interest income by $2.8 million (pretax) related to the previous year. Management does not believe that these amounts are material to the periods affected.

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

	Quarter Ended December 31				Year Ended December 31
($ in millions)	2002		2003		2002		2003
Total GAAP Operating Expenses (in millions)	$484.7		$525.2		$1,910.7		$2,046.8
ASMs (000,000)	4,758		5,194		19,360		20,804

GAAP Operating Expenses per ASM	10.19	¢	10.11	¢	9.87	¢	9.84	¢

Total GAAP Operating Expenses (in millions)	$484.7		$525.2		$1,910.7		$2,046.8
Less: Aircraft Fuel	68.2		79.9		260.7		312.1

	$416.5		$445.3		$1,650.0		$1,734.7

Operating expense per ASM excluding fuel	8.75	¢	8.57	¢	8.52	¢	8.34	¢

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain revisions to our previously reported operating results for the years ended December 31, 2001, 2002 and 2003.

We previously recorded unrealized gains and losses related to the ineffective portion of changes in fair value of our fuel hedge positions as nonoperating income (expense) and then reclassified those gains and losses to fuel expense as those hedges were settled. This practice was not consistent with our stated policy, which was to record the ineffective portion in nonoperating income (expense). We have revised our financial statements to adjust our historical presentation of such items. Such revisions have resulted in reclassification between operating income (loss) and nonoperating income (expense) in the statements of operations. The revisions have no impact on previously reported pretax income (loss), net income (loss), the balance sheets, the statement of shareholder’s equity or the statements of cash flows for any prior periods. They also have no impact on cost per ASM excluding fuel, a non-GAAP measure we believe is important to some users of our financial statements. See Note 13 to the financial statements for further discussion of this matter.

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K/A. All statements in the following discussion which are not reports of historical information or descriptions of current accounting policies are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note. There can be no assurance that actual developments will be those anticipated by us. Actual results could differ materially from those projected as a result of a number of factors, some of which we cannot predict or control. For a discussion of these factors, see Item 1, “Business-Business Risks.”

General

Alaska is a major airline serving primarily Alaska; the U.S. West Coast; five cities on the U.S. East Coast; Vancouver, Canada; and Mexico. We operate an all jet fleet and our average passenger trip is 967 miles.

Year in Review and Current Events

Overall, economic conditions in 2003 improved slightly over 2001 and 2002, resulting in strong summer demand and higher than expected fourth quarter revenue passenger miles (RPMs or traffic). However, industry demand levels, as measured by passenger traffic, remained below pre- 2001 levels. In an attempt to mitigate negative impacts on our business resulting from the terrorist attacks of September 11, 2001 and the economic downturn in 2001, and 2002 and the first half of 2003, our business strategy focused on extensive cost reductions and revenue enhancement initiatives involving the review of every aspect of our operations. We experienced increases in both traffic and available seat miles (ASMs or capacity), however our yields (passenger fare divided by distance traveled) remained flat year over year. Our unit costs including and excluding fuel declined, although fuel prices increased roughly 15% year over year. We expect capacity to increase 6% in 2004 compared to 2003.

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

Our operating loss for 2003 was $19.4 million compared to $77.6 million for 2002. Our pre-tax income for 2003 was $11.8 million compared with a pre-tax loss before accounting change of $87.3 million for 2002. Financial and statistical data comparisons are shown on page 24. On page 25, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measures.

Revenues

Operating revenues increased $194.3 million, or 10.6%, during 2003 as compared to the same period in 2002, reflecting stronger summer demand and higher than expected fourth quarter traffic as compared to 2002. For the twelve months ended December 31, 2003, capacity increased 7.5% and traffic increased 10.4% as compared to the same period in 2002. The capacity increases are primarily due to the addition of service to new cities (Boston, Denver, Newark, Washington D.C., Orlando and Miami) and an increase in service in the Pacific Northwest, Mexico, and Canada markets, partially offset by lower capacity in the Bay Area, Arizona and Northern Alaska. During 2003, roughly 75% of our ASM growth came from expansion in the Transcontinental and Denver markets. Traffic increases primarily reflect service to new cities and traffic increases in the Pacific Northwest, Mexico and Nevada, partially offset by decreases in traffic in the Bay Area, Northern Alaska and Arizona. Higher traffic resulted in a $172.7 million, or 10.4%, increase in passenger revenues. Our passenger load factor (RPMs divided by ASMs) increased 1.9 percentage points to 70.0% during 2003 as compared to 2002.

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

Expenses

For the twelve months ended December 31, 2003, total operating expenses increased $136.1 million, or 7.1%, as compared to the same period in 2002. This increase is due largely to a 7.5% increase in ASMs combined with higher fuel, maintenance, wages and benefits costs and landing fees and other rentals. Operating expense per ASM decreased 0.3% as compared to the same period in 2002 from 9.87 cents to 9.84 cents. Operating expense per ASM excluding fuel decreased 2.1% as compared to the same period in 2002 from 8.52 cents to 8.34 cents. Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $75.2 million, or 10.7%, during 2003 as compared to 2002. Approximately $52.8 million of this increase reflects higher benefit costs, mainly increases in pension costs of approximately $34.1 million and higher health insurance and workers’ compensation costs. The remaining $22.4 million increase reflects scale and step increases, partially offset by a 1.0% decrease in the number of full time equivalent employees.

In May of 2004, under terms of our union contract, our pilots will receive a 4% wage rate increase.

•	Alaska recorded employee profit sharing of $2.9 million in 2003, which will be paid in 2004. No profit sharing occurred in 2002.

•	Aircraft fuel increased $51.4 million, or 19.7%, due to a 14.8% increase in the fuel cost per gallon and a 4.3% increase in fuel gallons consumed. Air Group’s fuel hedging program resulted in Alaska recognizing a $19.6 million reduction in aircraft fuel expense for hedging gains realized on hedge positions settled during 2003. Fuel prices remain high and can be volatile. At December 31, 2003, we have fuel hedge contracts in place to hedge 33%, 28% and 2% of our expected fuel usage in 2004, 2005 and 2006, respectively.

•	Aircraft maintenance increased $8.2 million, or 5.6%, due to increases in the number of outside airframe and engine checks and other outside repairs and additional depreciation that was recorded following our decision in the fourth quarter to retire three Boeing 737-200Cs in 2004.

•	Aircraft rent decreased $4.3 million, or 3.4%, due to new lease extensions at lower rates, partially offset by five new 737-700 leases.

•	Other selling expenses and commissions decreased $6.6 million, or 4.3%. This decrease was due principally to lower computer reservation system costs, the elimination of travel agency base commissions and lower Mileage Plan costs, partially offset by an increase in credit card commissions, advertising costs, and incentive payments made to Horizon. In 2003, 43.0% of Air Group ticket sales were made through traditional travel agents, compared to 48.2% in 2002. In 2003, 27.4% of the ticket sales were made through Alaska’s Internet web site compared to 21.0% in 2002.

•	Depreciation and amortization increased $5.5 million, or 4.8% reflecting a year over year increase in the depreciable asset base and $0.7 million in accelerated depreciation on three 737-200s that will be retired in 2004.

In 2004, we expect to record an additional $9.3 million of depreciation and maintenance expense as a result of the projected retirement.

•	Landing fees and other rentals increased $17.3 million, or 15.7%. The higher rates reflect modest volume growth and an increase in airports’ cost of operations, including facility expansion initiatives, and increased costs for security.

We expect landing fees and other rentals to continue to increase as a result of airport facility expansions and increased costs for security.

•	Other expense decreased $11.9 million, or 8.0%, primarily reflecting lower expenditures for insurance, supplies, communication services and property taxes, partially offset by increases in expenditures for professional services and per diems. Insurance expense decreases are a reflection of several factors including a $3.7 million insurance reimbursement received during the latter part of 2003 resulting from a clarification of liability related to Flight 261, lower cost coverage from a government aviation war risk insurance program and competitive pressures in the aviation war risk insurance market. However, aviation insurance remains substantially higher than before September 11, 2001.

Nonoperating Income (Expense)

Net nonoperating items were $9.7 million expense in 2002 compared to $31.2 million income in 2003. The 2003 results include $52.8 million received in connection with the government reimbursement of security fees remitted and carrier fees paid under the Act. Interest income decreased $8.0 million due principally to lower interest rates and an adjustment of premium and discount amortization on our marketable securities portfolio. Interest expense (net of capitalized interest) increased $0.8 million, due primarily to increases in debt (See Note 5 in the Notes to Financial Statements).

Other-net includes $8.5 million and $6.8 million in gains resulting from hedge ineffectiveness on fuel hedging contracts in 2002 and 2003, respectively. In 2003, we received an insurance recovery of $3.1 million in connection with legal fees associated with the U.S. Attorney investigation in Oakland. In 2002, we received a $1.4 million insurance recovery and a $0.9 million gain on conversion of Equint N.V. shares (a telecommunications network company owned by many airlines).

2002 Compared with 2001

The loss before accounting change for 2002 was $57.0 million compared with a loss of $11.8 million in 2001. The operating loss was $77.6 million in 2002 compared with an operating loss of $71.6 million in 2001. Results in 2001 and 2002 include $71.6 million and $0.3 million, respectively, of government compensation recognized resulting from the Act. Results for 2002 include a $12.5 million charge in connection with write-off of all of the Company’s goodwill. (See Note 12 to the financial statements.) Financial and statistical data for Alaska is shown following the financial statements. A discussion of this data follows.

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

Expenses

Operating expenses grew by $76.1 million, or 4.1%, as a result of an 8.0% increase in ASMs and a 3.6% decrease in cost per ASM. The cost per ASM excluding fuel increased by 0.2% during the first nine months of 2002 when compared to the same period in 2001, but decreased by 8.9% in the fourth quarter, primarily due to the impact of the terrorist attacks in 2001. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits increased 9.7% due to a 9.5% increase in average wages and benefits per employee and a 0.3% increase in the number of employees. The 2002 results include a full year of a pilot wage increase, which occurred in June 2001, step increases for union employees, and annual merit raises for management employees. Additionally, benefits expense significantly increased due to increases in defined benefit plan costs and increases in health insurance for all employees.

•	Contracted services increased 6.2%, primarily due to higher rates for ground handling services and a slightly higher volume of services due to capacity growth. Increased airport security screening costs subsequent to September 11, 2001 also contributed to the increase.

•	Aircraft fuel expense decreased 3.4% due to a 8.7% decrease in the cost per gallon of fuel, offset by a 5.8% increase in gallons consumed. Fuel consumption rate per flight hour decreased slightly by 0.1%. The lower fuel prices saved $28.1 million.

•	Aircraft maintenance expense increased 12.0% as a result of more airframe checks in 2002. In addition, the 2001 results reflect a reduced flight schedule as a result of the September 11 terrorist attacks which resulted in the deferring of certain C checks and heavy checks into 2002.

•	Other selling expense and commissions consists of credit card commissions, computer reservation systems fees, Mileage Plan award costs for miles earned by flying on Alaska or Horizon, advertising expenses and commission expense paid on the sale of tickets. The decrease in 2002 was attributed to decreases in computerized reservation system fees, advertising expense and Mileage Plan awards, the elimination of travel agent base commissions and the continuing shift to direct sales channels, offset by increases in credit card commissions. In June 2002, we changed our travel agent commissions program to

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

Nonoperating Income (Expense)

Net nonoperating loss was $9.7 million in 2002 compared to nonoperating income of $55.2 million in 2001. The $64.9 million decrease was primarily due to U.S. government compensation of $71.6 million recognized in 2001 compared to $0.3 million in 2002.

In 2001, Alaska recognized $71.6 million of U.S. government compensation. During the third quarter of 2002, the DOT completed its review procedures and remitted final compensation to Alaska of $0.2 million. Interest expense, net of capitalized interest, totaled $39.9 million in 2001 which compares to $44.2 million in 2002.

For 2002, other-net includes $8.5 million in gains resulting from hedge ineffectiveness on fuel hedging contracts. For 2001, amounts related to hedge ineffectiveness were de minimis.

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

Liquidity and Capital Resources

The table below presents the major indicators of financial condition and liquidity.

	December 31, 2002	December 31, 2003	Change
	(In millions, except debt-to-capital and per-share amounts)
Cash and marketable securities	$635.7	$811.9	$176.2
Working capital	226.3	179.7	(46.6)
Long-term debt and capital lease obligations	856.7	756.8	(99.9)

	December 31, 2002	December 31, 2003	Change
(In millions, except debt-to-capital and per-share amounts)
Shareholder’s equity	569.7	698.1	128.4
Long-term Debt-to-capital	60%:40%	52%:48%	NA
Long-term Debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	75%:25%	70%:30%	NA

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

		Delivery Period - Firm Orders
			Beyond
Aircraft	2004	2005	2006	Total
Boeing 737-900	1	2	—	3

Payments (Millions)	$53	$57	$—	$110

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

In 2003, Air Group completed the private placement of $150.0 million of floating rate senior convertible notes due in 2023 pursuant to Rule 144A of the Securities Act of 1933, as amended. Net proceeds from the offering were $144.9 million, of which $22.3 million was used to acquire U.S. government securities to fund the first three years of interest payments. In 2003, Air Group made a capital contribution of the remaining net proceeds from the sale of the notes to Alaska. Alaska has used the remaining proceeds from the notes for working capital requirements such as fuel, rent, maintenance or payroll costs as well as other purposes, which may include the acquisition of aircraft and other capital assets, repayment of debt, and maintenance of desired cash balances. Although we have not yet determined how each payment of principal or interest due will be funded in the future, we anticipate that these payments will be funded either by dividends, distributions, loans, advances or other payments from Air Group subsidiaries including Alaska, or through new borrowings or financings by Alaska Air Group. Any such payments could be subject to statutory or contractual restrictions. Currently, the only contractual restrictions are contained in our $150 million credit facility, which expires in December 2004 and requires maintenance of specific levels of net worth, maintenance of certain debt and leases to net worth, leverage and fixed charge coverage ratios, and limits on investments, lease obligations, sales of assets, and additional indebtedness. Such provisions limit the amount of funds we can distribute to Alaska Air Group. As of December 31, 2003, $104.1 million was available to distribute to Alaska Air Group via dividend without violating the covenants in Alaska’s credit facility. The notes do not restrict our ability to enter into additional agreements limiting or prohibiting the distribution of earnings, loans or other payments to Alaska Air Group. No dividends were paid to Alaska Air Group during the years ended December 31, 2001, 2002 and 2003. At December 31, 2003, we were in compliance with all loan provisions.

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

Fuel Hedging

We utilize our fuel hedges as a form of insurance against significant increases in fuel prices. We believe there is significant risk in not hedging against the possibility of such fuel price increases. At December 31, 2003, Air Group had fuel hedge contracts in place to hedge 132.1 million gallons of its expected jet fuel usage in 2004, 116.1 million gallons in 2005 and 10.2 million gallons in 2006. This represents 33%, 28% and 2% of Air Group’s anticipated fuel consumption in 2004, 2005 and 2006, respectively. Prices of these agreements range from $26 to $28 per barrel. A hypothetical 10% increase in jet fuel prices would increase 2004 fuel expense by approximately $28.3 million. A hypothetical 10% decrease in jet fuel prices would decrease 2004 fuel expense for Alaska by approximately $28.9 million. This analysis includes the effect of the fuel hedging contracts in place at December 31, 2003. Currently, a one-cent change in the fuel price per gallon affects annual fuel costs for Alaska by approximately $3.4 million. We utilize financial derivative instruments as hedges to decrease our exposure to jet fuel price changes. We account for our fuel hedge derivative instruments as cash flow hedges as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. All changes in fair value that are considered to be effective hedges are recorded in accumulated other comprehensive income (loss) until the underlying jet fuel is consumed. To the extent the change in the value of the fuel hedge contracts does not perfectly offset the change in the value of the aircraft fuel purchase being hedged, the change is recognized in earnings as part of nonoperating income (expense) because we believe it better portrays the results of our documented risk management strategy. That strategy is to reduce, to the extent possible, volatility in West Coast Jet fuel prices (our purchased commodity) through hedge contracts based on West Texas Intermediate (WTI) crude (our purchased hedge commodity). We believe that market fluctuations in the prices of West Coast jet that do not correlate with market fluctuations in WTI crude are beyond our control and are thus classified in nonoperating income (expense) in the statement of operations.

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

During 2002 and 2003, we recognized $6.3 million and $19.6 million, respectively, in realized hedging gains, which are reflected in aircraft fuel in our Statements of Operations.

Hedge ineffectiveness resulted in nonoperating expense of $5.9 million for 2001, nonoperating income of $8.5 million for 2002 and nonoperating income of $6.8 million for 2003. These amounts are recorded as nonoperating income (expense) in other-net in our Statements of Operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15.

Revision to Previously Filed Financial Statements and SEC Filings

We previously recorded unrealized gains and losses related to the ineffective portion of changes in fair value of our fuel hedge positions as nonoperating income (expense) and then reclassified those gains and losses to fuel expense as those hedges were settled. This practice was not consistent with our stated policy, which was to record the ineffective portion in nonoperating income (expense). We have revised our financial statements to adjust our historical presentation of such items. Such revisions have resulted in reclassification between operating income (loss) and nonoperating income (expense) in the statements of operations. The revisions have no impact on previously reported pretax income (loss), net income (loss), the balance sheets, the statement of shareholder’s equity or the statements of cash flows for any prior periods. They also have no impact on cost per ASM excluding fuel, a non-GAAP measure we believe is important to some users of our financial statements. See Note 13 to the financial statements for further discussion of this matter.

The effects of the revisions for the quarterly periods in 2002 and 2003 is as follows (in millions, except per share amounts):

As Previously Reported:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2002 (a)	2003	2002	2003 (b)	2002	2003	2002	2003 (c)
Operating revenues	$412.2	$427.0	$478.7	$510.6	$512.4	$585.3	$429.8	$504.5
Aircraft fuel	55.2	76.9	64.2	69.1	70.7	81.6	67.2	79.1
Operating income (loss)	(39.0)	(61.6)	(0.1)	8.3	18.8	59.2	(53.9)	(19.9)
Nonoperating income (expense)	(2.7)	(9.0)	0.1	51.3	(5.7)	(9.1)	(4.7)	(7.4)
Income (loss) before accounting change	(26.8)	(45.1)	(0.8)	36.8	8.9	29.6	(38.3)	(18.3)
Net income (loss)	(39.3)	(45.1)	(0..8)	36.8	8.9	29.6	(38.3)	(18.3)

(a)	Net loss for the three months ended March 31, 2002 includes $12.5 million cumulative effect of the accounting change in connection with the impairment of goodwill.

(b)	Net income for the three months ended June 30, 2003 includes $52.8 million (pretax) received related to assistance from the government under the Emergency Wartime Supplemental Appropriations Act.

(c)	Operating loss for the three months ended December 31, 2003 includes adjustments to increase operating expenses by $2.4 million (pretax) related to prior years. Operating loss for the three months ended December 31, 2003 also includes adjustments to increase operating expenses by $1.8 million (pretax) and increase operating revenues by $6.3 million (pretax), both related to previous quarters in 2003. These adjustments to operating expenses represent corrections to maintenance expense ($3.6 million) and wages and benefits ($1.0 million) in the aggregate. The adjustment to operating revenues resulted from a correction to deferred revenue as a result of planned deletions of certain accounts with expired miles. In addition, interest income for the 2003 year includes a correction to investment premium amortization recorded in the first quarter that reduced interest income by $2.8 million (pretax) related to the previous year. Management does not believe that these amounts are material to the periods affected.

Revised:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2002 (a)	2003	2002 (d)	2003 (b)(d)	2002 (d)	2003 (d)	2002 (d)	2003 (c)(d)
Operating revenues	$412.2	$427.0	$478.7	$510.6	$512.4	$585.3	$429.8	$504.5

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2002 (a)	2003	2002 (d)	2003 (b)(d)	2002 (d)	2003 (d)	2002 (d)	2003 (c)(d)
Aircraft fuel	55.2	76.9	65.4	72.0	71.9	83.3	68.2	79.9
Operating income (loss)	(39.0)	(61.6)	(1.3)	5.4	17.6	57.5	(54.9)	(20.7)
Nonoperating income (expense)	(2.7)	(9.0)	1.2	54.2	(4.5)	(7.4)	(3.7)	(6.6)
Income (loss) before accounting change	(26.8)	(45.1)	(0.8)	36.8	8.9	29.6	(38.3)	(18.3)
Net income (loss)	(39.3)	(45.1)	(0.8)	36.8	8.9	29.6	(38.3)	(18.3)

(a)	Net loss for the three months ended March 31, 2002 includes $12.5 million cumulative effect of the accounting change in connection with the impairment of goodwill.

(b)	Net income for the three months ended June 30, 2003 includes $52.8 million (pretax) received related to assistance from the government under the Emergency Wartime Supplemental Appropriations Act.

(c)	Operating loss for the three months ended December 31, 2003 includes adjustments to increase operating expenses by $2.4 million (pretax) related to prior years. Operating loss for the three months ended December 31, 2003 also includes adjustments to increase operating expenses by $1.8 million (pretax) and increase operating revenues by $6.3 million (pretax), both related to previous quarters in 2003. These adjustments to operating expenses represent corrections to maintenance expense ($3.6 million) and wages and benefits ($1.0 million) in the aggregate. The adjustment to operating revenues resulted from a correction to deferred revenue as a result of planned deletions of certain accounts with expired miles. In addition, interest income for the 2003 year includes a correction to investment premium amortization recorded in the first quarter that reduced interest income by $2.8 million (pretax) related to the previous year. Management does not believe that these amounts are material to the periods affected.

(d)	Aircraft fuel, operating income (loss) and nonoperating income (expense) for the three months ended June 30, 2002 and 2003, September 20, 2002 and 2003 and December 31, 2002 and 2003 have been revised to reflect the ineffective portion of changes in fair value of fuel hedge positions as a component of nonoperating income (expense).

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements:

Page(s)
Selected Quarterly Financial Information (Unaudited)	42
Balance Sheets as of December 31, 2002 and 2003	46-47
Statements of Operations for the years ended December 31, 2001, 2002 and 2003 (as revised)	48
Statements of Shareholder’s Equity for the years ended December 31, 2001, 2002 and 2003	49
Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003	50
Notes to Financial Statements	51-65
Independent Auditors’ Report	66
Financial Statement Schedule II, Valuation and Qualifying Accounts, for the years ended December 31, 2001, 2002 and 2003	67

See Exhibit Index on page 68.

(b)	During the fourth quarter of 2003, we filed or furnished the following reports on Form 8-K:

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

ALASKA AIRLINES, INC.
By:	/s/ William S. Ayer	Date: May 20, 2004

William S. Ayer, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on May 20, 2004 on behalf of the registrant and in the capacities indicated.

/s/ William S. Ayer	Chairman, President, Chief Executive Officer and Director

William S. Ayer

/s/ Bradley D. Tilden	Executive Vice President/Finance and Chief Financial Officer
(Principal Financial Officer)
Bradley D. Tilden

/s/ Brandon S. Pedersen	Staff Vice President/Finance and Controller
(Principal Accounting Officer)
Brandon S. Pedersen

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

BALANCE SHEETS
Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER’S EQUITY

As of December 31 (In Millions Except Share Amounts)	2002	2003
Current Liabilities
Accounts payable	$118.5	$108.8
Payables to related companies	1.7	2.7
Accrued aircraft rent	67.5	67.8
Accrued wages, vacation and payroll taxes	76.3	81.4
Other accrued liabilities	226.5	269.1
Air traffic liability	211.1	237.1
Current portion of long-term debt and capital lease obligations	48.6	206.7

Total Current Liabilities	750.2	973.6

Long-Term Debt & Capital Lease Obligations, Net of Current	856.7	756.8

Other Liabilities and Credits
Deferred income taxes	153.7	181.4
Deferred revenue	224.5	246.0
Other liabilities	196.3	210.5

	574.5	637.9

Commitments and Contingencies
Shareholder’s Equity
Common stock, $1 par value
Authorized: 1,000 shares
Issued: 2002 and 2003 - 500 shares	—	—
Capital in excess of par value	324.8	448.4
Accumulated other comprehensive loss	(82.0)	(80.2)
Retained earnings	326.9	329.9

	569.7	698.1

Total Liabilities and Shareholder’s Equity	$2,751.1	$3,066.4

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
Alaska Airlines, Inc.

Year Ended December 31
(In Millions)	2001	2002	2003
		Revised (See Note 13)	Revised (See Note 13)
Operating Revenues
Passenger	$1,607.6	$1,667.7	$1,840.4
Freight and mail	78.2	72.1	77.3
Other — net	77.2	93.3	109.7

Total Operating Revenues	1,763.0	1,833.1	2,027.4

Operating Expenses
Wages and benefits	642.9	703.4	778.6
Employee profit sharing	—	—	2.9
Contracted services	76.0	80.1	81.6
Aircraft fuel	269.8	260.7	312.1
Aircraft maintenance	129.7	145.2	153.4
Aircraft rent	137.6	128.2	123.9
Food and beverage service	55.5	63.5	58.7
Other selling expenses and commissions	166.8	154.6	148.0
Depreciation and amortization	106.1	114.0	119.5
Loss on sale of assets	5.0	1.7	3.4
Landing fees and other rentals	99.5	110.5	127.8
Other	145.7	148.8	136.9

Total Operating Expenses	1,834.6	1,910.7	2,046.8

Operating Loss	(71.6)	(77.6)	(19.4)

Nonoperating Income (Expense)
Interest income	26.0	23.2	15.2
Interest expense	(47.4)	(46.6)	(45.2)
Interest capitalized	7.5	2.1	1.5
U.S. government compensation	71.6	0.3	52.8
Other — net	(2.5)	11.3	6.9

	55.2	(9.7)	31.2

Income (loss) before income tax and accounting change	(16.4)	(87.3)	11.8
Income tax expense (benefit)	(4.6)	(30.3)	8.8

Income (loss) before accounting change	(11.8)	(57.0)	3.0
Cumulative effect of accounting change	—	(12.5)	—

Net Income (Loss)	$(11.8)	$(69.5)	$3.0

See accompanying notes to financial statements.

STATEMENTS OF SHAREHOLDER’S EQUITY
Alaska Airlines, Inc.

			Accumulated
		Capital in	Other
	Common	Excess of	Comprehensive	Retained
(In Millions)	Stock	Par Value	Income (Loss)	Earnings	Total
Balances at December 31, 2000	—	$324.8	$(0.4)	$408.2	$732.6

2001 net loss				(11.8)	(11.8)
Other comprehensive income (loss):
Officers supplemental retirement plan net of $0.4 tax benefit			(0.7)		(0.7)
Related to marketable securities:
Change in fair value			3.4
Reclassification to earnings			(3.5)
Income tax effect			—

			(0.1)		(0.1)
Related to fuel hedges:
Change in fair value			(1.7)
Income tax effect			0.7

			(1.0)		(1.0)

Total comprehensive loss					(13.6)

Balances at December 31, 2001	—	324.8	(2.2)	396.4	719.0

2002 net loss				(69.5)	(69.5)
Other comprehensive income (loss):
Officers supplemental retirement plan net of $0.4 tax benefit			(0.7)		(0.7)
Related to marketable securities:
Change in fair value			(0.4)
Reclassification to earnings			0.6
Income tax effect			(0.1)

			0.1		0.1
Related to fuel hedges:
Change in fair value			22.5
Reclassification to earnings			(9.7)
Income tax effect			(4.8)

			8.0		8.0
Minimum pension liability adjustment net of $52.5 tax benefit			(87.2)		(87.2)

Total comprehensive loss					(149.3)

Balances at December 31, 2002	—	324.8	(82.0)	326.9	569.7

2003 net income				3.0	3.0
Other comprehensive income (loss):
Officers supplemental retirement plan net of $1.0 tax benefit			(2.0)		(2.0)
Related to marketable securities:
Change in fair value			(1.2)
Reclassification to earnings			(0.1)
Income tax effect			0.5

			(0.8)		(0.8)
Related to fuel hedges:
Change in fair value			24.0
Reclassification to earnings			(25.0)
Income tax effect			0.4

			(0.6)		(0.6)
Minimum pension liability adjustment net of $3.3 tax expense			5.2		5.2

Total comprehensive loss					4.8
Capital contribution from Air Group		123.6			123.6

Balances at December 31, 2003	$—	$448.4	$(80.2)	$329.9	$698.1

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
Alaska Airlines, Inc.

Year Ended December 31 (In Millions)	2001	2002	2003
Cash flows from operating activities:
Net income (loss)	$(11.8)	$(69.5)	$3.0
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change	—	12.5	—
Depreciation and amortization	106.1	114.2	119.5
Amortization of airframe and engine overhauls	56.7	59.8	63.8
Changes in derivatives fair values	4.9	(4.7)	2.3
Loss on sale of assets	5.0	1.7	3.4
Increase in deferred income tax liabilities	31.4	19.5	5.7
(Increase) decrease in accounts receivable — net	14.3	(70.0)	5.0
(Increase) decrease in other current assets	(6.4)	(15.9)	4.0
Increase (decrease) in air traffic liability	7.7	(5.3)	26.0
Increase in other current liabilities	44.0	20.9	39.3
Increase in deferred revenue and other-net	31.0	56.4	46.6

Net cash provided by operating activities	282.9	119.6	318.6

Cash flows from investing activities:
Proceeds from disposition of assets	1.2	1.3	0.5
Purchases of marketable securities	(258.5)	(630.8)	(942.9)
Sales and maturities of marketable securities	446.4	433.9	689.0
Aircraft deposits returned	9.0	22.4	1.2
Property and equipment additions:
Aircraft purchase deposits	(37.9)	(22.1)	(7.6)
Capitalized overhauls	(45.5)	(56.2)	(62.0)
Aircraft	(257.5)	(40.6)	(196.5)
Other flight equipment	(31.8)	(8.8)	(11.9)
Other property	(37.3)	(40.9)	(31.4)
Restricted deposits and other	(1.1)	(13.8)	(15.2)

Net cash used in investing activities	(213.0)	(355.6)	(576.8)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	388.8	58.0	129.5
Long-term debt and capital lease payments	(69.2)	(43.8)	(71.3)
Capital contribution from Air Group	—	—	123.6

Net cash provided by financing activities	319.6	14.2	181.8

Net change in cash and cash equivalents	389.5	(221.8)	(76.4)
Cash and cash equivalents at beginning of year	101.2	490.7	268.9

Cash and cash equivalents at end of year	$490.7	$268.9	$192.5

Supplemental disclosure of cash paid (refunded) during the year for:
Interest (net of amount capitalized)	$49.9	$45.2	$43.3
Income taxes	(18.4)	(22.8)	(0.4)

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

Internally-Used Software Costs

The Company capitalizes costs to develop internal-use software that are incurred in the application development stage. Amortization commences when the software is ready for its intended use and the amortization period is the estimated useful life of the software, generally three to five years. Capitalized costs primarily include contract labor and payroll costs of the individuals dedicated to the development of internal use software. The Company capitalized software development costs of $9.2 million, $6.9 million and $3.2 million during the years ended December 31, 2001, 2002, and 2003, respectively.

Deferred Revenue

Deferred revenue results primarily from the sale of mileage credits, the sale and leaseback of aircraft, and the receipt of manufacturer or vendor credits. This revenue is recognized when award transportation is provided or over the term of the applicable agreements.

Leased Aircraft Return Costs

Cash payments associated with returning leased aircraft are accrued immediately after the last heavy maintenance visit prior to the schedule aircraft return date, based on the time remaining on the lease, planned aircraft usage and the provisions included in the lease agreement, although the actual amount due to any lessor upon return will not be known with certainty until the end of the lease.

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

Operating results can be significantly impacted by changes in the price of aircraft fuel. To manage the risks associated with changes in aircraft fuel prices, the Company uses swap agreements and call options for crude oil and other commodities. These contracts, referred to as “fuel hedge contracts,” have a high correlation to changes in aircraft fuel prices, and therefore qualify as cash flow hedges. Each period, the contracts are adjusted to fair market value. The change in the value of the fuel hedge contracts that perfectly offsets the change in the value of the aircraft fuel being hedged is recorded as other comprehensive income or loss until the hedged contract is settled and is then recognized in earnings as part of fuel expense. To the extent the change in the value of the fuel hedge contracts does not perfectly offset the change in the value of the aircraft fuel purchase being hedged, the change is recognized in earnings as part of nonoperating income (expense) because the Company believes it better portrays the results of its documented risk management strategy. That strategy is to reduce, to the extent possible, volatility in West Coast Jet fuel prices (the Company’s purchased commodity) through hedge contracts based on West Texas Intermediate (WTI) crude (the Company’s purchased hedge commodity). The Company believes that market fluctuations in the prices of West Coast jet that do not correlate with market fluctuations in WTI crude are beyond the Company’s control and are thus classified in nonoperating income (expense) in the consolidated statement of operations.

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

The Company recognized $5.9 million in nonoperating expense in 2001, $8.5 million and $6.8 million in nonoperating income in 2002 and 2003, respectively, related to the ineffectiveness on fuel hedge contracts.

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

During 2002 and 2003, the Company recognized gains of $6.3 million and $19.6 million, respectively, from the cash settlement of hedging activities. In 2001, hedging gains resulting from cash settlements of hedging activities were de minimis. These gains are reflected in aircraft fuel in the statements of operations.

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

Fourth Quarter Adjustments

Operating loss for the three months and year ended December 31, 2003 includes adjustments to increase operating expenses by $2.4 million (pretax) related to prior years. Operating loss for the three months ended December 31, 2003 also includes adjustments to increase operating expenses by $1.8 million (pretax) and increase operating revenues by $6.3 million (pretax), both related to previous quarters in 2003. In addition, interest income for the 2003 year includes an adjustment recorded in the first quarter that reduced interest income by $2.8 million (pretax) related to the previous year. These adjustments to operating expenses represent corrections to maintenance expense ($3.6 million) and wages and benefits ($1.0 million) in the aggregate. The adjustment to operating revenues resulted from a correction to deferred revenue as a result of planned deletions of certain accounts with expired miles. In addition, interest income for the 2003 year includes a correction to investment premium amortization an adjustment recorded in the first quarter that reduced interest income by $2.8 million (pretax) related to the previous year. Management does not believe that these amounts are material to the periods affected.

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

Alaska’s $150 million credit facility, which expires in December 2004, requires maintenance of specific levels of net worth, maintenance of certain debt and leases to net worth, leverage and fixed charge coverage ratios, and limits on investments, lease obligations, sales of assets, and additional indebtedness. Such provisions limit the amount of funds Alaska can distribute to Air Group. As of December 31, 2003, $104.1 million was available to distribute to Air Group via dividend without violating the covenants in Alaska Airlines’ credit facility. No dividends were paid to Alaska Air Group during the years ended December 31, 2001, 2002 and 2003. The Company is considering various alternatives including renewing or replacing the credit facility, although there can be no assurance that this can be accomplished on acceptable terms to the Company.

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

Pension Plans-Noncontributory

The Company also maintains unfunded, noncontributory defined benefit plans for certain elected officers. These plans use a December 31 measurement date. The following table sets forth the status of the plans for 2002 and 2003 (in millions):

	2002	2003
Projected benefit obligation
Beginning of year	$28.3	$30.9
Service cost	0.6	0.8
Interest cost	2.0	2.1
Amendments	0.5	—
Change in assumptions	—	2.9
Actuarial gain	1.0	0.9
Benefits paid	(1.5)	(1.8)

End of year	$30.9	$35.8

Plan assets at fair value
Beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contributions	1.5	1.7
Benefits paid	(1.5)	(1.7)

End of year	$—	$—

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

Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts for tax purposes. Deferred tax (assets) and liabilities comprise the following at December 31 (in millions):

	2002	2003
Excess of tax over book depreciation	$342.2	$406.8
Fuel hedges	4.2	3.8
Other - net	9.7	3.7

Gross deferred tax liabilities	356.1	414.3

Frequent flyer program	(112.4)	(125.3)
Alternative minimum tax	(56.1)	(51.9)
Leased aircraft return provisions	(5.9)	(5.4)
Inventory obsolescence	(6.7)	(11.8)
Deferred revenue	(12.4)	(12.7)
Employee benefits	(53.1)	(73.4)
Loss carryforwards*	(4.6)	(22.0)
Other - net	(11.4)	(11.3)

Gross deferred tax assets	(262.6)	(313.8)

Net deferred tax liabilities	$93.5	$100.5

Current deferred tax asset	$(60.2)	$(80.9)
Noncurrent deferred tax liability	153.7	181.4

Net deferred tax liability	$93.5	$100.5

* Federal loss carryforwards of $49.8 million ($17.4 million tax effected) expire in 2023. State loss carryforwards of $101.9 million ($4.6 million tax effected) expire beginning in 2005 and ending in 2023.

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

Income tax benefit reconciles to the amount computed by applying the U.S. federal rate of 35% to income before taxes and accounting change as follows (in millions):

	2001	2002	2003
Income (loss) before income tax and accounting change	$(16.4)	$(87.3)	$11.8
Expected tax expense (benefit)	$(5.7)	$(30.6)	$4.1
Nondeductible expenses	2.2	1.8	2.1
State income tax	(1.1)	(1.9)	0.9
Other - net	—	0.4	1.7

Actual tax expense (benefit)	$(4.6)	$(30.3)	$8.8

Effective tax rate	28.0%	34.7%	74.6%

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

Note 13. Revision of Previously Issued Financial Statements

The Company previously recorded unrealized gains and losses related to the ineffective portion of changes in fair value of our fuel hedge positions as non-operating income (expense) and then reclassified those gains and losses to fuel expense as those hedges were settled. This practice was not consistent with its policy, which was to record the ineffective portion in non-operating income (expense). The Company has revised its financial statements to adjust its historical presentation of such items. Such revisions have resulted in reclassification between operating income (loss) and nonoperating income (expense) in the statements of operations. The revisions have no impact on previously reported pretax income (loss), net income (loss), the balance sheets, the statements of shareholders’ equity or the statements of cash flows for any prior periods.

The effect of the revisions for 2001, 2002, and 2003 is as follows (in millions):

	2001	2002	2003
Total Aircraft Fuel:
As Previously Reported	$269.8	$257.3	$306.7
As Revised	$269.8	$260.7	$312.1
Total Operating Expenses:
As Previously Reported	$1,834.6	$1,907.3	$2,041.4
As Revised	$1,834.6	$1,910.7	$2,046.8
Total Operating Loss:
As Previously Reported	$(71.6)	$(74.2)	$(14.0)
As Revised	$(71.6)	$(77.6)	$(19.4)
Nonoperating Income (Expense):
As Previously Reported	$55.2	$(13.1)	$25.8
As Revised	$55.2	$(9.7)	$31.2

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

The accompanying consolidated statements of operations for each of the three years in the period ended December 31, 2003 have been revised to reflect consistent application of the Company’s policy to record the ineffective portion of its fuel hedging positions in other income/expense as further described in Note 13.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
February 27, 2004
(May 20, 2004 as to Note 13)

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

*3.1	Articles of Incorporation of Alaska Airlines, Inc. as amended through March 7, 1991 (Exhibit 3.1 to Form 10-Q for the six months ended June 30, 2002)

*3.2	Bylaws of Alaska Airlines, Inc. as amended and in effect November 4, 1997

*4.1	Trust Indentures and Security Agreement for Alaska Airlines Equipment Trust Certificates, Series A and B (Exhibit No. 4(a)(1) to Form S-3, Amendment No. 1, Registration No. 33-46668)

*4.2	Trust Indentures and Security Agreement for Alaska Airlines Equipment Trust Certificates, Series C and D (Exhibit No. 4(a)(1) to Form S-3, Amendment No. 2, Registration No. 33-46668)

*4.3	Participation Agreement for Alaska Airlines Equipment Trust Certificates, Series A and B (Exhibit No. 4(b)(1) to Form S-3, Amendment No. 1, Registration No. 33-46668)

*4.4	Participation Agreement for Alaska Airlines Equipment Trust Certificates, Series C and D (Exhibit No. 4(b)(1) to Form S-3, Amendment No. 2, Registration No. 33-46668)

*4.5	Lease Agreement for Alaska Airlines Equipment Trust Certificates (Exhibit No. 4(b)(2) to Form S-3, Registration No. 33-46668)

*10.1	Management Incentive Plan (Exhibit 10.1 to 2002 Alaska Air Group, Inc. Form 10-K)

*10.2	Loan Agreement dated as of December 1, 1984, between Alaska Airlines, Inc. and the Industrial Development Corporation of the Port of Seattle (Exhibit 10-38 to 1984 10-K for Alaska Air Group, Inc. SEC File No. 001-08957)

*#10.3	Lease Agreement dated January 22, 1990 between International Lease Finance Corporation and Alaska Airlines, Inc. for the lease of a B737-400 aircraft, summaries of 19 substantially identical lease agreements and Letter Agreement #1 dated January 22, 1990 (Exhibit 10-14 to 1990 Alaska Air Group, Inc. 10-K SEC File No. 001-08957)

*#10.4(a)	Agreement dated September 18, 1996 between Alaska Airlines, Inc. and Boeing for the purchase of 12 Boeing 737-400 aircraft (Exhibit 10.1 to Third Quarter 1996 Alaska Air Group, Inc. 10-Q SEC File No. 001-08957)

*#10.4(b)	Supplemental Agreement 6 to Agreement dated September 18, 1996 between Alaska Airlines, Inc. and Boeing for the purchase of 12 Boeing 737-400 aircraft (Exhibit 10.5(b) to 2002 Alaska Air Group, Inc. Form 10-K SEC File No. 001-08957)

*10.5	Alaska Air Group, Inc. 1981 Supplementary Retirement Plan for Elected Officers, as amended by First Amendment to the Alaska Airlines, Inc. and Alaska Air Group, Inc. Supplementary Retirement Plan for Officers***

*10.6	Alaska Air Group, Inc. 1995 Supplementary Retirement Plan for Elected Officers, as amended by First Amendment to the Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan and Second Amendment to the Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan***

**12.1	Calculation of Ratio of Earnings to Fixed Charges

**23	Consent of Deloitte & Touche LLP

**31.1	Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

**31.2	Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

**32.1	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

**32.2	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Previously filed.

**	Filed herewith.

***	Indicates management contract or compensatory plan or arrangement.

#	Confidential treatment was requested as to a portion of this document.