Form 10-Q/A
period 2004-09-30
ALASKA AIRLINES INC
filed 2004-12-23
CIK 3202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes      No  X

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     The registrant has 500 common shares, par value $1.00, outstanding at September 30, 2004.

Revision to Previously Filed Financial Statements and SEC Filings

In December, we discovered a clerical error in our calculation of deferred Mileage Plan revenue that existed as of September 30, 2004. As a result, we have revised our third quarter and year to date reported condensed financial statements to adjust for this item. The revision increases other accrued liabilities by $8.4 million and the total Mileage Plan liability and deferred revenue balance (both the current and long-term portion) from $379.2 million to $387.6 million, and results in an $8.4 million (pretax) decrease to other revenues for the third quarter and nine months ended September 30, 2004. See Note 12 to the Condensed Financial Statements.

The revised 2004 third quarter net income is $61.0 million and the revised net income for the nine months ended September 30, 2004 is $23.9 million. We originally reported third quarter net income of $66.2 million and net income for the nine month period of $29.1 million.

The revisions have no impact on previously reported operating expenses as determined in accordance with GAAP or on previously reported operating cost per Available Seat Mile excluding fuel, a non-GAAP measure we believe is important to some users of our financial statements. See the accompanying Financial and Statistical Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Condensed Financial Statements including the Notes to Condensed Financial Statements, for the impact of the reclassifications. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the three and nine months ended September 30, 2004 amends and reclassifies those items of the previously filed Form 10-Q which have been affected by the revisions. For additional information regarding the revisions, see Note 12 in the “Notes to Condensed Financial Statements” included in Part I, Item 1.

This Form 10-Q/A has not been updated except as required to reflect the effects of the foregoing restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Quarterly Report on Form 10-Q except for the foregoing restatement. As a result, this Quarterly Report on Form 10-Q/A contains forward-looking information which has not been updated for events subsequent to the date of the original filing, and the Company directs you to its SEC filings made subsequent to that original filing date for additional information.

Cautionary Note regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q/A contains forward-looking statements that relate to future events of our future financial performance and involve a number of risks and uncertainties. These forward-looking statements are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terminology such as “forecast,” “may,” “will,” “could,” “should,” “expect,” “plan,” “believe,” “potential” or other similar words indicating future events or contingencies. Some of the things that could cause our actual results to differ from our expectations are: changes in our operating costs including fuel; the competitive environment and other trends in our industry; economic conditions; our reliance on automated systems; actual or threatened terrorist attacks, global instability and potential U.S. military involvement; our ability to meet our cost reduction goals; the outcome of contract talks with the Air Line Pilots Association, whether as a result of negotiations or binding arbitration; labor disputes; changes in laws and regulations; liability and other claims asserted against us; failure to expand our business; interest rates and the availability of financing; our ability to attract and retain qualified personnel; changes in our business plans; our significant indebtedness; downgrades of our credit ratings; and inflation. For a discussion of these and other risk factors, review the information under the caption “Business — Business Risks” in Item 1 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003. All of the forward-looking statements are qualified in their entirety by reference to the risk factors discussed therein. Our forward-looking statements are based on the information currently available to us and speak only as of the date of this report. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this report to conform them to actual results. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

CONDENSED BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

ASSETS
	December 31,	September 30,
(In Millions)	2003	2004
		Revised (See Note 12)
Current Assets
Cash and cash equivalents	$192.5	$222.7
Marketable securities	619.4	655.6
Receivables from related companies	120.5	82.8
Receivables — net	83.0	113.4
Inventories and supplies — net	20.7	21.9
Deferred income taxes	80.9	72.2
Prepaid expenses and other current assets	36.3	107.2

Total Current Assets	1,153.3	1,275.8

Property and Equipment
Flight equipment	2,188.2	2,089.5
Other property and equipment	391.2	392.4
Deposits for future flight equipment	32.8	36.2

	2,612.2	2,518.1
Less accumulated depreciation and amortization	816.3	783.2

Total Property and Equipment — Net	1,795.9	1,734.9

Intangible Assets	45.6	44.6

Other Assets	71.6	105.8

Total Assets	$3,066.4	$3,161.1

See accompanying notes to condensed financial statements.

CONDENSED BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDERS' EQUITY
	December 31,	September 30,
(In Millions)	2003	2004
		Revised (See Note 12)
Current Liabilities
Accounts payable	$108.8	$122.7
Payables to related companies	2.7	3.5
Accrued aircraft rent	67.8	69.1
Accrued wages, vacation and payroll taxes	81.4	108.1
Other accrued liabilities	269.1	286.1
Air traffic liability	237.1	279.1
Current portion of long-term debt and capital lease obligations	206.7	50.1

Total Current Liabilities	973.6	918.7

Long-Term Debt and Capital Lease Obligations	756.8	815.0

Other Liabilities and Credits
Deferred income taxes	181.4	193.1
Deferred revenue	246.0	285.5
Other liabilities	210.5	224.6

	637.9	703.2

Commitments and Contingencies
Shareholders’ Equity
Common stock, $1 par value
Authorized: 1,000 shares
Issued: 2003 and 2004 - 500 shares	—	—
Capital in excess of par value	448.4	448.4
Accumulated other comprehensive income (loss)	(80.2)	(78.0)
Retained earnings	329.9	353.8

	698.1	724.2

Total Liabilities and Shareholders’ Equity	$3,066.4	$3,161.1

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)
Alaska Airlines, Inc.

Three Months Ended September 30
(In Millions Except Per Share Amounts)	2003	2004
	Revised (See Note 12)	Revised (See Note 12)
Operating Revenues
Passenger	$532.5	$576.6
Freight and mail	21.4	24.5
Other — net	31.4	31.7

Total Operating Revenues	585.3	632.8

Operating Expenses
Wages and benefits	198.7	207.3
Contracted services	20.5	17.8
Aircraft fuel	83.3	130.2
Aircraft maintenance	35.2	27.1
Aircraft rent	31.1	28.1
Food and beverage service	17.0	13.7
Other selling expenses and commissions	43.4	35.9
Depreciation and amortization	29.7	32.0
Loss (gain) on sale of assets	0.8	(2.5)
Landing fees and other rentals	33.6	37.6
Other	34.5	37.1
Restructuring charges	—	27.5

Total Operating Expenses	527.8	591.8

Operating Income	57.5	41.0

Nonoperating Income (Expense)
Interest income	4.6	8.4
Interest expense	(11.2)	(11.6)
Interest capitalized	0.2	0.4
Other — net	(1.0)	59.7

	(7.4)	56.9

Income before income tax	50.1	97.9
Income tax expense	20.5	36.9

Net Income	$29.6	$61.0

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)
Alaska Airlines, Inc.

Nine Months Ended September 30
(In Millions Except Per Share Amounts)	2003	2004
	Revised (See Note 12)	Revised (See Note 12)
Operating Revenues
Passenger	$1,380.1	$1,545.8
Freight and mail	59.8	65.3
Other — net	83.0	90.6

Total Operating Revenues	1,522.9	1,701.7

Operating Expenses
Wages and benefits	578.7	611.8
Contracted services	60.9	70.3
Aircraft fuel	232.2	336.4
Aircraft maintenance	117.7	111.3
Aircraft rent	92.8	85.5
Food and beverage service	44.8	37.9
Other selling expenses and commissions	109.0	101.1
Depreciation and amortization	87.8	95.2
Loss on sale of assets	1.3	(0.6)
Landing fees and other rentals	93.5	106.1
Other	102.9	111.0
Restructuring charges	—	27.5
Impairment of aircraft	—	36.8

Total Operating Expenses	1,521.6	1,730.3

Operating Income (Loss)	1.3	(28.6)

Nonoperating Income (Expense)
Interest income	10.3	20.0
Interest expense	(33.9)	(33.1)
Interest capitalized	1.3	0.7
U.S. government compensation	52.8	-
Other — net	7.3	82.9

	37.8	70.5

Income before income tax	39.1	41.9
Income tax expense	17.8	18.0

Net Income	$21.3	$23.9

See accompanying notes to condensed financial statements.

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
Alaska Airlines, Inc.

			Accumulated
		Capital in	Other
	Common	Excess of	Comprehensive	Retained
(In Millions)	Stock	Par Value	Income (Loss)	Earnings	Total
Balances at December 31, 2003:	$0.0	$448.4	$(80.2)	$329.9	$698.1

Net income for the nine months ended September 30, 2004 - Revised (See Note 12)				23.9	23.9
Other comprehensive income (loss):
Officers supplemental retirement plan net of $0.4 tax benefit			0.7		0.7
Related to marketable securities:
Change in fair value			(3.5)
Reclassification to earnings			0.5
Income tax effect			1.1

			(1.9)		(1.9)

Related to fuel hedges:
Change in fair value			16.3
Reclassification to earnings			(10.9)
Income tax effect			(2.0)

			3.4		3.4

Total comprehensive loss					26.1

Balances at September 30, 2004 - Revised (See Note 12)	$0.0	$448.4	$(78.0)	$353.8	$724.2

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
Alaska Airlines, Inc.

Nine Months Ended September 30 (In Millions)	2003	2004
		Revised (See Note 12)
Cash flows from operating activities:
Net income	$21.3	$23.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment of aircraft and spare engines	—	36.8
Depreciation and amortization	87.8	95.2
Amortization of airframe and engine overhauls	44.0	43.2
Changes in fair values of fuel hedges	1.4	(69.3)
Loss (gain) on sale of assets	1.3	(0.6)
Increase in deferred income taxes	17.9	20.4
(Increase) decrease in receivables — net	(43.1)	7.3
(Increase) decrease in prepaid expenses and other current assets	5.1	(2.7)
Increase in air traffic liability	54.2	42.0
Increase in other current liabilities	23.3	59.7
Increase in deferred revenue and other-net	22.9	31.4

Net cash provided by operating activities	236.1	287.3

Cash flows from investing activities:
Proceeds from disposition of assets	0.5	10.1
Purchases of marketable securities	(695.3)	(637.9)
Sales and maturities of marketable securities	535.3	598.7
Property and equipment additions:
Aircraft purchase deposits	(7.5)	(10.2)
Capitalized overhauls	(45.4)	(38.8)
Aircraft	(194.4)	(37.0)
Other flight equipment	(8.9)	(10.7)
Other property	(21.6)	(24.2)
Aircraft deposits returned	1.2	-
Restricted deposits and other	(12.6)	(8.6)

Net cash used in investing activities	(448.7)	(158.6)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	160.6	94.6
Long-term debt and capital lease payments	(55.6)	(193.1)
Capital contribution from Air Group	60.0	-

Net cash provided by (used in) financing activities	165.0	(98.5)

Net change in cash and cash equivalents	(47.6)	30.2
Cash and cash equivalents at beginning of period	268.9	192.5

Cash and cash equivalents at end of period	$221.3	$222.7

Supplemental disclosure of cash paid during the period for:
Interest (net of amount capitalized)	$30.2	$30.1
Income taxes	—	$3.3

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

The following table represents the effect on net income if the Company had applied the fair value based method and recognition provisions of Statement on Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to its stock-based employee compensation (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Net income:
As reported	$29.6	$61.0	$21.3	$23.9
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1.1)	(0.9)	(3.7)	(3.0)

Pro forma net income	$28.5	$60.1	$17.6	$20.9

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

** Includes changes in fair value since March 31, 2004 resulting from the loss of “hedge accounting”.

*** 2003 includes the ineffective portion of fair market value changes under “hedge accounting”.

Fuel hedge positions entered into by Alaska are currently as follows:

	Approximate %	Gallons Hedged	Approximate Crude
	of Expected Fuel	(in millions)	Oil Price per
	Requirements		Barrel
Fourth Quarter 2004	50%	43.1	$30.39
First Quarter 2005	50%	43.4	$29.86
Second Quarter 2005	50%	45.7	$28.97
Third Quarter 2005	50%	49.0	$28.81
Fourth Quarter 2005	50%	44.4	$31.85
First Quarter 2006	40%	35.8	$33.22
Second Quarter 2006	30%	28.2	$34.41
Third Quarter 2006	20%	20.2	$36.05
Fourth Quarter 2006	10%	9.2	$37.28
First Quarter 2007	5%	4.6	$35.75
Second Quarter 2007	5%	4.8	$35.48
Third Quarter 2007	5%	5.2	$35.23

As of December 31, 2003 and September 30, 2004, the fair values of the Company’s fuel hedge positions were $15.7 million and $103.0 million, respectively, and are presented in the balance sheets as follows (in millions):

	December 31, 2003	September 30, 2004
Prepaid expenses and other current assets	$10.3	$71.8
Other assets	5.4	31.2

	$15.7	$103.0

Note 5. Other Assets

At December 31, 2003 and September 30, 2004, other assets consisted of the following (in millions):

	December 31, 2003	September 30, 2004
Restricted deposits (primarily restricted investments)	$53.2	$62.9
Derivative financial instruments (fuel hedges)	5.4	31.1
Deferred costs and other	13.0	11.8

	$71.6	$105.8

Note 6. Frequent Flyer Program

Alaska’s Mileage Plan liabilities are included under the following balance sheet captions (in millions):

	December 31, 2003	September 30, 2004
Current Liabilities:
Other accrued liabilities	$112.9	$129.5
Other Liabilities and Credits (non-current):
Deferred revenue	204.5	238.4
Other liabilities	18.6	19.7

Total	$336.0	$387.6

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

* In connection with the restructuring charge and reduction in force as discussed in Note 2, the Company recorded a curtailment charge pursuant to SFAS No. 88. This charge is estimated at $1.0 million and is included in restructuring charges in the condensed financial statements.

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

Note 12. Revision of Previously Issued Financial Statements

In December, we discovered a clerical error in our calculation of deferred Mileage Plan revenue that existed as of September 30, 2004. As a result, we have revised our third quarter and year to date reported condensed financial statements to adjust for this item. The revision increases other accrued liabilities by $8.4 million and the total Mileage Plan liability and deferred revenue balance (both the current and long-term portion) from $379.2 million to $387.6 million, and results in an $8.4 million (pretax) decrease to other revenues for the third quarter and nine months ended September 30, 2004.

The revised 2004 third quarter net income is $61.0 million and the revised net income for the nine months ended September 30, 2004 is $23.9 million. We originally reported third quarter net income of $66.2 million and net income for the nine month period of $29.1 million.

The effect of the revisions on the condensed statement of operations for 2004 is as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
Total Operating Revenues:
As Previously Reported	$641.2	$1,710.1
Revised	$632.8	$1,701.7
Operating Income (Loss):
As Previously Reported	$49.4	$(20.2)
Revised	$41.0	$(28.6)
Income Before Income Taxes
As Previously Reported	$106.3	$50.3
Revised	$97.9	$41.9
Net Income
As Previously Reported	$66.2	$29.1
Revised	$61.0	$23.9

The effect of the revision on selected balance sheet items is as follows as of September 30, 2004 (in millions):

Deferred Income Taxes (Current Assets):
As Previously Reported	$69.8
Revised	$72.2

Total Current Assets:
As Previously Reported	$1,273.4
Revised	$1,275.8

Total Assets:
As Previously Reported	$3,158.7
Revised	$3,161.1

Other Accrued Liabilities (Current Liabilities):
As Previously Reported	$277.7
Revised	$286.1

Total Current Liabilities:
As Previously Reported	$910.3
Revised	$918.7

Deferred Income Taxes:
As Previously Reported	$193.9
Revised	$193.1

Shareholders’ Equity
Shareholders’ Equity As Previously Reported	$729.4
Revised	$724.2

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

The effect of the revisions for 2003 is as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2003
Total Aircraft Fuel:
As Previously Reported	$81.6	$227.6
As Revised	$83.3	$232.2

Total Operating Expenses:
As Previously Reported	$526.1	$1,517.0
As Revised	$527.8	$1,521.6

Total Operating Income:
As Previously Reported	$59.2	$5.9
As Revised	$57.5	$1.3

Nonoperating income (expense):
As Previously Reported	$(9.1)	$33.2
As Revised	$(7.4)	$37.8

Alaska Airlines Financial and Statistical Data

	Three Months Ended September 30			Nine Months Ended September 30
Financial Data (in millions):			%			%
	2003*	2004*	Change	2003*	2004*	Change
Operating Revenues:
Passenger	$532.5	$576.6	8.3%	$1,380.1	$1,545.8	12.0%
Freight and mail	21.4	24.5	14.5%	59.8	65.3	9.2%
Other — net	31.4	31.7	1.0%	83.0	90.6	9.2%

Total Operating Revenues	585.3	632.8	8.1%	1,522.9	1,701.7	11.7%

Operating Expenses:
Wages and benefits	198.7	207.3	4.3%	578.7	611.8	5.7%
Contracted services	20.5	17.8	-13.2%	60.9	70.3	15.4%
Aircraft fuel	83.3	130.2	56.3%	232.2	336.4	44.9%
Aircraft maintenance	35.2	27.1	-23.0%	117.7	111.3	-5.4%
Aircraft rent	31.1	28.1	-9.6%	92.8	85.5	-7.9%
Food and beverage service	17.0	13.7	-19.4%	44.8	37.9	-15.4%
Other selling expenses and commissions	43.4	35.9	-17.3%	109.0	101.1	-7.2%
Depreciation and amortization	29.7	32.0	7.7%	87.8	95.2	8.4%
Loss on sale of assets	0.8	(2.5)	NM	1.3	(0.6)	NM
Landing fees and other rentals	33.6	37.6	11.9%	93.5	106.1	13.5%
Other	34.5	37.1	7.5%	102.9	111.0	7.9%
Restructuring charges	—	27.5	100.0%	—	27.5	NM
Impairment of aircraft	—	—	0.0%	—	36.8	NM

Total Operating Expenses	527.8	591.8	12.1%	1,521.6	1,730.3	13.7%

Operating Income (Loss)	57.5	41.0	-28.7%	1.3	(28.6)	NM

Interest income	4.6	8.4		10.3	20.0
Interest expense	(11.2)	(11.6)		(33.9)	(33.1)
Interest capitalized	0.2	0.4		1.3	0.7
U.S. government compensation	—	—		52.8	-
Other — net	(1.0)	59.7		7.3	82.9

	(7.4)	56.9		37.8	70.5

Income Before Income Tax	$50.1	$97.9	95.4%	$39.1	$41.9	7.2%

Operating Statistics:
Revenue passengers (000)	4,280	4,589	7.2%	11,335	12,296	8.5%
RPMs (000,000)	4,126	4,571	10.8%	10,946	12,255	12.0%
ASMs (000,000)	5,693	6,012	5.6%	15,611	16,825	7.8%
Passenger load factor	72.5%	76.0%	3.5 pts	70.1%	72.8%	2.7 pts
Yield per passenger mile	12.91¢	12.62¢	-2.2%	12.61¢	12.61¢	0.0%
Operating revenue per ASM	10.28¢	10.53¢	2.4%	9.76¢	10.11¢	3.6%
Operating expenses per ASM (a)	9.27¢	9.84¢	6.1%	9.75¢	10.28¢	5.4%
Operating expenses per ASM excluding fuel, navigation fee settlement, restructuring and impairment charges (a)	7.81¢	7.35¢	-6.0%	8.26¢	7.95¢	-3.9%
Raw fuel cost per gallon (a)	95.2¢	139.6¢	46.6%	97.0¢	129.8¢	33.8%
GAAP fuel cost per gallon (a)	90.5¢	135.9¢	50.2%	91.5¢	125.7¢	37.4%
Economic fuel cost per gallon (a)	88.7¢	127.0¢	43.2%	89.6¢	121.3¢	35.4%
Fuel gallons (000,000)	92.0	95.8	4.1%	253.9	267.6	5.4%
Average number of employees	10,114	10,201	0.9%	10,079	10,147	0.7%
Aircraft utilization (blk hrs/day)	11.1	11.8	6.3%	10.6	11.1	4.7%
Operating fleet at period-end	109	107	-1.8%	109	107	-1.8%

NM = Not Meaningful

(a) See Note A on Page 22

* As revised. See Note 12 to our condensed financial statements.

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

The following tables reconcile our non-GAAP financial measures to the most directly comparable GAAP financial measures for Alaska Airlines, Inc.: (Certain amounts included below have been revised as explained further in Note 12 to our condensed financial statements)

Alaska Airlines, Inc.:
($ in millions)
	Three Months Ended September 30,		Three Months Ended September 30,
Unit cost reconciliations:	2003	2004	2003	2004
Operating expenses	$527.8	$591.8	$1,521.6	$1,730.3
ASMs (000,000)	5,693	6,012	15,611	16,825

Operating expenses per ASM	9.27¢	9.84¢	9.75¢	10.28¢

Operating expenses	$527.8	$591.8	$1,521.6	$1,730.3
Less: aircraft fuel	(83.3)	(130.2)	(232.2)	(336.4)
Less: impairment of aircraft	—	—	—	(36.8)
Less: restructuring charges	—	(27.5)	—	(27.5)
Add: navigation fee settlement	—	7.7	—	7.7

Operating expense excluding fuel, navigation fee settlement, impairment and restructuring charges	$444.5	$441.8	$1,289.4	$1,337.3
ASMs (000,000)	5,693	6,012	15,611	16,825

Operating expense per ASM excluding fuel, navigation fee settlement, impairment and restructuring charges	7.81¢	7.35¢	8.26¢	7.95¢

Aircraft fuel reconciliations:
Fuel expense before hedge activities (“raw fuel”)	$87.6	$133.7	$246.2	$347.4
Fuel gallons (000,000)	92.0	95.8	253.9	267.6

Raw fuel cost per gallon	95.2¢	139.6¢	97.0¢	129.8¢

Fuel expense before hedge activities (“raw fuel”)	$87.6	$133.7	$246.2	$347.4
Less: gains on settled hedges included in fuel expense	(4.3)	(3.5)	(14.0)	(11.0)

GAAP fuel expense	$83.3	$130.2	$232.2	$336.4

Fuel gallons (000,000)	92.0	95.8	253.9	267.6

GAAP fuel cost per gallon	90.5¢	135.9¢	91.5¢	125.7¢

GAAP fuel expense	$83.3	$130.2	$232.2	$336.4
Less: gains on settled hedges included in nonoperating income (expense)	(1.7)	(8.5)	(4.6)	(11.7)

Adjusted fuel	81.6	121.7	227.6	324.7
Fuel gallons (000,000)	92.0	95.8	253.9	267.6

Economic fuel cost per gallon	88.7¢	127.0¢	89.6¢	121.3¢

Mark-to-market gains included in non-operating income related to hedges that settle in future periods	—	$50.3	—	$70.4

Reconciliation to GAAP pretax income (loss):
Pretax income (loss) excluding impairment and restructuring charges, navigation fee settlement, government compensation and mark-to-market hedging gains	$50.1	$64.1	($13.7)	$24.8
Less: impairment of aircraft	—	—	—	(36.8)
Less: restructuring charges	—	(27.5)	—	(27.5)
Add: government compensation	—	—	52.8	—
Add: mark-to-market hedging gains included in nonoperating income (expense)	—	50.3	—	70.4
Add: navigation fee settlement	—	11.0	—	11.0

Pretax income (loss) reported GAAP amounts	$50.1	$97.9	$39.1	$41.9

Alaska Airlines, Inc. Net Income Reconciliation:

The following table summarizes Alaska Airlines, Inc.’s net income during 2003 and 2004 excluding restructuring and impairment charges, navigation fee recovery, the second and third quarter of 2004 hedging mark-to-market gains, government compensation and as reported in accordance with GAAP (in millions except per share amounts). These tables have been revised as further explained in Note 12 to the condensed financial statements.

	Three Months Ended September 30,
	2003	2004
	Dollars	Dollars
Net income excluding mark-to-market hedging gains, navigation fee settlement and restructuring charges	$29.6	$41.4
Mark-to-market hedging gains, net of tax	—	29.1
Navigation fee settlement	—	6.4
Restructuring charge, net of tax	—	(15.9)

Reported GAAP amounts	$29.6	$61.0

	Nine Months Ended September 30,
	2003	2004
	Dollars	Dollars
Net income (loss) excluding mark-to-market hedging gains, navigation fee settlement, restructuring charges, government compensation and impairment charge	($11.3)	$13.9
Government compensation, net of tax	32.6	-
Navigation fee settlement	—	6.4
Mark-to-market hedging gains, net of tax	—	40.8
Impairment charge, net of tax	—	(21.3)
Restructuring charge, net of tax	—	(15.9)

Reported GAAP amounts	$21.3	$23.9

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In December, we discovered a clerical error in our calculation of deferred Mileage Plan revenue that existed as of September 30, 2004. As a result, we have revised our third quarter and year to date reported condensed financial statements to adjust for this item. The revision increases other accrued liabilities by $8.4 million and the total Mileage Plan liability and deferred revenue balance (both the current and long-term portion) from $379.2 million to $387.6 million, and results in an $8.4 million (pretax) decrease to other revenues for the third quarter and nine months ended September 30, 2004. See Note 12 to the Condensed Financial Statements.

The revised 2004 third quarter net income is $61.0 million and the revised net income for the nine months ended September 30, 2004 is $23.9 million. We originally reported third quarter net income of $66.2 million and net income for the nine month period of $29.1 million.

The revisions have no impact on previously reported operating expenses as determined in accordance with GAAP or on previously reported operating cost per Available Seat Mile excluding fuel, a non-GAAP measure we believe is important to some users of our financial statements. See the accompanying Financial and Statistical Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Condensed Financial Statements including the Notes to Condensed Financial Statements, for the impact of the reclassifications. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the three and nine months ended September 30, 2004 amends and reclassifies those items of the previously filed Form 10-Q which have been affected by the revisions. For additional information regarding the revisions, see Note 12 in the “Notes to Condensed Financial Statements” included in Part I, Item 1.

The following discussion should be read in conjunction with our condensed financial statements and the related notes contained elsewhere in this quarterly report on Form 10-Q/A. All statements in the following discussion that are not reports of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note.

Alaska’s filings with the Securities and Exchange Commission, including its annual report on Form 10-K/A, quarterly reports on Form 10-Q and 10-Q/A, current reports on Form 8-K and amendments to those reports are accessible free of charge at www.alaskaair.com. The information contained on our website is not a part of this quarterly report on Form 10-Q/A. As used in this Form 10-Q/A, the terms “Alaska,” “our,” “we” and the “Company” refer to Alaska Airlines, Inc., unless the context indicates otherwise.

Third Quarter in Review and Current Events

We recorded a third quarter 2004 net income of $61.0 million, compared to $29.6 million in the third quarter of 2003. Third quarter results include a restructuring charge of $27.5 million ($15.9 million net of tax) related to the restructuring initiatives announced in late August and early September. Third quarter results also include mark-to-market fuel hedging gains, reflecting the increase in the fair value of our hedge portfolio during the quarter, of $50.3 million ($29.1 million net of tax). These amounts are net of the gains realized on contracts which settled during the quarter. Finally, third quarter results include the recovery of certain disputed Mexico navigation fees which were originally paid in 2002 and 2003, that amounted to $11.0 million ($6.4 million net of tax). Approximately $7.7 million of this refund was recorded in operating expenses for fees previously remitted and the remaining $3.3 million was recorded in non-operating income for interest accrued on the fees. Without these items in 2004, net income would have been $41.4 million during 2004. Financial and statistical data comparisons are shown on page 21. A discussion of the three-month data follows. On pages 22 and 23, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measures.

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

We have provided information on mark-to-market gains or losses, as well as calculations of our economic fuel cost per gallon on page 22.

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

Other Events

In October 2004, Alaska entered into a 10 year outsourcing “power-by-the-hour” engine maintenance agreement with a third party. Under terms of this arragement, the third party will provide routine and major overhaul maintenance services on certain engines in our 737-400 fleet at an agreed upon rate per hour flown.

For 2004, we expect a capacity increase of approximately 7%. The expected capacity increase is due largely to the annualization of the additional aircraft added in 2003 combined with increases in utilization.

Alaska is currently in the process of be adding a row of seats to the 737-400 fleet. When complete, this will result in an increase of approximately 2.3% in available seat miles on an annualized basis. We expect this change will represent a significant portion of our capacity growth in 2005.

Results of Operations

Comparison of Three Months Ended September 30, 2004 to Three Months Ended September 30, 2003

During the third quarter of 2004, we recorded operating and pre-tax income of $41.0 million and $97.9 million, respectively, versus $57.5 million and $50.1 million, respectively, in the third quarter of 2003.

Alaska Airlines Revenues

Operating revenues increased $47.5 million, or 8.1%, during 2004 as compared to 2003. For the quarter, available seat miles (ASMs or capacity) increased 5.6% and revenue passenger miles (RPMs or traffic) increased 10.8%. The majority of our 2004 ASM growth came from expansion in our Trans-Continental markets. We also experienced slight increases in capacity in Nevada, Mexico and Anchorage/Fairbanks-Lower 48, partially offset by decreases in service to Northern Alaska, Canada, Arizona, the Bay Area and the Pacific Northwest. Traffic increases primarily reflect increases in traffic in the Trans Continental, Denver, Southern California, Mexico, Arizona, Nevada and Anchorage/Fairbanks-Lower 48 markets, partially offset by decreases in traffic in Northern Alaska, the Bay Area and Canada.

Passenger revenues increased by 8.3% as a result of a 10.8% increase in traffic partially offset by a 2.2% decrease in yield per passenger mile. Load factors were up year over year in all of our regions.

Freight and mail revenues increased by $3.1 million, or 14.5%, compared to the same period in 2003 as a result of a new mail contract we have in the State of Alaska and due to revenues associated with an agreement with PenAir to provide flight services to Dutch Harbor that began in January of 2004. These increases are partially offset by lower contract maintenance revenue.

Other-net revenues was essentially flat during the period.

Alaska Airlines Expenses

For the quarter, total operating expenses increased $64.0 million, or 12.1%, as compared to the same period in 2003. Operating expenses per ASM increased 6.1% in 2004 as compared to 2003. These increases are due largely to the restructuring charge, significant increases in fuel costs and higher wages and benefit costs. Operating expense per ASM excluding fuel, the navigation fee recovery and the restructuring charge decreased 6.0% as compared to the same period in 2003. Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $8.6 million, or 4.3%, during the third quarter. Approximately $1.5 million of this increase reflects higher benefit costs, resulting from increases in pension, medical and health insurance costs. The remaining $7.1 million increase primarily reflects scale and step increases.

In May 2004, under terms of our union contract, our pilots received a 4% wage rate increase, which represented 50.7% of the total increase in wages.

•	Contracted services decreased $2.7 million, or 13.2%, due largely to the recovery in 2004 of disputed Mexico navigation fees paid in 2002 and 2003, partially offset by expenses associated with an agreement with PenAir to provide flight services to Dutch Harbor that began in January of 2004 and costs associated with a temporary charter contract we had for our new mail contract in Alaska, and higher security costs.

•	Aircraft fuel increased $46.9 million, or 56.3%, due to a 50.2% increase in the GAAP fuel cost per gallon and a 4.1% increase in fuel gallons consumed. Our economic cost per gallon (the raw price paid less all benefits from settled hedges) was $1.27 per gallon, a 43.2% increase over the prior year. Fuel prices remain at very high levels and continue to be volatile. At September 30, 2004, we have fuel hedge contracts in place to hedge 50% of our anticipated fuel consumption for the remainder of 2004 and 2005 and 25% of our anticipated fuel consumption in 2006 at prices ranging from $28.81 to $37.28 per crude oil barrel.

The following table summarizes fuel cost per gallon realized by Alaska (the economic cost per gallon), the cost per gallon on a GAAP basis (including hedging gains recorded in aircraft fuel and non-operating income (expense)) and fuel cost per gallon excluding all hedging activities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Fuel expense before hedge activities (“raw fuel”)	$87.6	$133.7	$246.2	$347.4
Fuel gallons (000,000)	92.0	95.8	253.9	267.6

Raw fuel cost per gallon	95.2¢	139.6¢	97.0¢	129.8¢

Fuel expense before hedge activities (“raw fuel”)	$87.6	$133.7	$246.2	$347.4
Less: gains on settled hedges included in fuel expense	(4.3)	(3.5)	(14.0)	(11.0)

GAAP fuel expense	$83.3	$130.2	$232.2	$336.4
Fuel gallons (000,000)	92.0	95.8	253.9	267.6

GAAP fuel cost per gallon	90.5¢	135.9¢	91.5¢	125.7¢

GAAP fuel expense	$83.3	$130.2	$232.2	$336.4
Less: gains on settled hedges included in nonoperating income (expense)	(1.7)	(8.5)	(4.6)	(11.7)

Adjusted fuel	$81.6	$121.7	$227.6	$324.7
Fuel gallons (000,000)	92.0	95.8	253.9	267.6

Economic fuel cost per gallon	88.7¢	127.0¢	89.6¢	121.3¢

Mark-to-market gains included in nonoperating income related to hedges that settle in future periods (in millions)	—	$50.3	—	$70.4

•	Aircraft maintenance decreased $8.1 million, or 23.0%, due largely to fewer engine overhauls and a change in the mix of heavy maintenance versus routine maintenance.

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

Comparison of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003

During the nine months ended September 30, 2004, we recorded net income of $23.9 million, compared to net income of $21.3 million during the same period of 2003. Our 2003 net income includes $52.8 million received in connection with government assistance received under the the Emergency Wartime Supplemental Appropriations Act. The 2004 results include four unusual items. First, we recorded a restructuring charge of $27.5 million ($15.9 million net of tax) related to the restructuring initiatives announced in late August and early September. Second, like last quarter, this quarter’s results include mark-to-market fuel hedging gains, which reflect the increase in the fair value of our hedge portfolio during the quarter, of $70.4 million ($40.8 million net of tax). These amounts exclude gains realized on contracts which settled during the quarter. Third, 2004 results also include impairment charges of $36.8 million ($21.3 million net of tax) associated with a decision to accelerate the retirement of the Company’s Boeing 737-200C fleet. Finally, this quarter’s results include the recovery of certain disputed Mexico navigation fees which were originally paid in 2002 and 2003, that amounted to $11.0 million ($6.4 million net of tax). Without these items in 2004 and excluding the government compensation received in 2003, net income would have been $13.9 million during 2004, compared to a net loss of $11.3 million in 2003. Financial and statistical data comparisons for Alaska are shown on page 21. A discussion of the nine-month data follows. On pages 22 and 23, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measures.

Alaska Airlines Revenues

Operating revenues increased $178.8 million, or 11.7%, during 2004 as compared to 2003. For the first nine months of 2004, ASM’s increased 7.8% and RPM’s increased 12.0%.

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

Other-net revenues increased $7.6 million, or 9.2%, due largely to revenues received from an agreement with PenAir to provide flight services to Dutch Harbor that began in January of 2004.

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

Income Tax Benefit

Accounting standards require us to provide for income taxes each quarter based on either our estimate of the effective tax rate for the full year or the actual year-to-date effective tax rate if it is our best estimate of our annual expectation. The volatility of airfares and fuel prices and the seasonality of our business make it difficult to accurately forecast full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as employee per diem costs relative to pretax profit or loss. In estimating the 43.0% tax rate for 2004, we used our estimate of the full year effective tax rate and considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and year-to-date pretax results and our current forecast for the fourth quarter. We evaluate this rate each quarter and make adjustments when necessary.

Critical Accounting Policies

For information on our critical accounting policies, see Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2003.

Liquidity and Capital Resources

The table below presents the major indicators of financial condition and liquidity.

	December 31, 2003	September 30, 2004	Change
	(In millions, except debt-to-capital amounts)
Cash and marketable securities	$811.9	$878.3	$66.4
Working capital	179.7	357.1	177.4
Long-term debt and capital lease obligations	756.8	815.0	58.2
Shareholders’ equity	698.1	724.2	26.1
Long-term debt-to-capital	52%:48%	53%:47%	NA
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	70%:30%	69%:31%	NA

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

In December, we discovered a clerical error in our calculation of deferred Mileage Plan revenue that existed at September 30, 2004. As a result, we have revised our third quarter and year to date condensed financial statements to adjust for this item. In response to this finding, management has taken the following steps to strengthen internal controls and disclosure over the Mileage Plan deferred revenue calculation. We have:

•	provided additional training to the individuals responsible for preparing and reviewing the calculation.

•	implemented additional levels of testing and review to ensure the clerical accuracy of the calculation.

•	developed new monitoring reports to identify unusual variations in mileage plan accounts.

Management believes the actions taken will be sufficient to ensure that our disclosure controls and procedures and internal controls over financial reporting are effective.

We made no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2004, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We intend to regularly review and evaluate the design and effectiveness of our disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and to improve these controls and procedures over time and to correct any deficiencies that we may discover in the future. While we believe the present design of our disclosure controls and procedures and internal controls over financial reporting, as modified by the steps described above, are effective, future events affecting our business may cause us to modify these controls and procedures in the future.

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

Date: December 23, 2004

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