Form 10-K
period 2004-12-31
ALASKA AIRLINES INC
filed 2005-02-25
CIK 3202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to

Commission File Number 0-19978

ALASKA AIRLINES, INC.

(Exact name of registrant as specified in its charter)

Alaska (State or other jurisdiction of incorporation or organization)	92-0009235 (I.R.S. Employer Identification No.)

19300 International Boulevard, Seattle, Washington 98188
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (206) 392-5040

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock, $1.00 Par Value

As of December 31, 2004, common shares outstanding totaled 500.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
Yes ☐ No ☑

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

ALASKA AIRLINES, INC.
Annual Report on Form 10-K for the year ended December 31, 2004

PART I		2
ITEM 1.	BUSINESS	2
ITEM 2.	PROPERTIES	14
ITEM 3.	LEGAL PROCEEDINGS	15
PART II		15
ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS	15
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	45
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	46
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	46
ITEM 9A.	CONTROLS AND PROCEDURES	46
PART IV		47
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	47
SIGNATURES		48
EXHIBIT 3.2
EXHIBIT 10.2
EXHIBIT 10.19
EXHIBIT 12.1
EXHIBIT 23.1
EXHIBIT 23.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Cautionary Note regarding Forward-Looking Statements

In addition to historical information, this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our stockholders. Many important factors that could cause such a difference are described in this Annual Report under the caption “Risk Factors,” under Item 7 below, which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this report.

PART I

ITEM 1.    BUSINESS
GENERAL INFORMATION
Alaska Airlines, Inc. (Alaska or the Company), an Alaska corporation, is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group), a Delaware corporation. Air Group is also the parent company of Alaska Air Group Leasing (AAGL) and Horizon Air Industries, Inc. (Horizon). Alaska is a major airline that was organized in 1932 and incorporated in the state of Alaska in 1937. Alaska became a wholly owned subsidiary of Air Group in 1985 pursuant to a reorganization of Alaska into a holding company structure. Air Group is a registrant pursuant to Section 12(b) of the Securities and Exchange Act of 1934 (Commission File No. 1-8957). Air Group’s filings with the Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at www.alaskaair.com. Alaska’s executive offices are located at 19300 International Boulevard, Seattle, Washington 98188. In 2004, Alaska accounted for 82% of Air Group’s total operating revenues.

As used in this Form 10-K, the terms “our” and “we” refer to Alaska, unless the content indicates otherwise.

Operations
Alaska Airlines, Inc. is an Alaska corporation that was organized in 1932 and incorporated in 1937. Alaska principally serves 39 cities in six western states (Alaska, Washington, Oregon, California, Nevada, and Arizona) and Canada and nine cities in Mexico. Alaska also provides non-stop service between Seattle and five eastern cities (Washington, D.C., Boston, Miami, Orlando, and Newark), between Seattle and Denver, Seattle and Chicago, between Los Angeles and Washington, D.C. and between Anchorage and Chicago. In each year since 1973, Alaska has carried more passengers between Alaska and the U.S. mainland than any other airline. In 2004, Alaska carried 16.3 million revenue passengers. Passenger traffic within Alaska and between Alaska and the U.S. mainland accounted for 20% of Alaska’s 2004 revenue passenger miles, West Coast traffic (including Canada) accounted for 53%, the Mexico markets accounted for 10% and other markets accounted for 17%. Based on passenger enplanements, Alaska’s leading airports are Seattle, Los Angeles, Portland and Anchorage. Based on 2004 revenues, its leading nonstop routes are Seattle-Anchorage, Seattle-Los Angeles, and Seattle-San Diego. At December 31, 2004, Alaska’s operating fleet consisted of 108 jet aircraft.

We believe we distinguish ourselves from competitors by providing a higher level of customer service in the form of attention to customer needs, advance seat assignments, expedited check-in, well-maintained aircraft, a first-class section aboard our aircraft, and other amenities.

Industry Conditions
The airline industry is highly competitive. Airline results are sensitive to passenger demand, ticket prices, labor costs and fuel costs. Passenger demand and ticket prices are, to a large measure, influenced by the general state of the economy, current events and industry capacity. Our industry was negatively impacted by weak economic conditions during 2001, 2002 and the first half of 2003, the September 11, 2001 terrorist attacks and continued hostilities in the Middle East. Economic conditions in the second half of 2003 and through 2004 improved somewhat, resulting in stronger demand and higher traffic levels. Due to the industry’s high fixed costs in relation to revenue, a small change in load factors or fare levels has a large impact on profits.

Labor costs generally make up 30% to 40% of an airline’s total operating costs. Most major airlines, including ours, have employee groups who are represented by collective bargaining agents. Often, airlines with unionized work forces have higher labor costs than carriers without unionized work forces, and may not have the ability to adjust labor costs downward fast enough to respond to new competition. Our wage and benefit costs increased 3% in 2004, 11% in 2003 and 10% in 2002.

Fuel prices generally make up 15% to 25% of an airline’s operating costs. Fuel prices can be volatile and largely uncontrollable. In 2004, fuel prices increased significantly. Our economic fuel cost per gallon (which is the net price we pay after the benefit of fuel hedges) increased 39% and 14% in 2004 and 2003, respectively, and decreased 10% in 2002.

The industry is currently in a state of flux. So called “Low Cost Carriers” (LCCs) have grown rapidly in recent years and currently enjoy a 30% share of total passengers carried in the United States. Because of their cost advantage, LCCs have contributed to an overall decline in ticket yields. The lower yield environment, coupled with high fuel costs, has been problematic for the higher cost “Legacy Carriers”, a number of which are operating under bankruptcy court protection. Because of the relatively low barriers to entry, we expect the expansion of low cost and low fare carriers to continue. Some legacy carriers, such as Delta and United, have launched their own low fare airlines (Song and Ted). We compete with many of these carriers now, and expect to compete with additional entrants in the future.

Most major US carriers, including Alaska, are working aggressively to cut operating costs, including renegotiation of collective bargaining agreements and vendor agreements.

As discussed in Note 14 to the financial statements, in April 2003, the Emergency Wartime Supplemental Appropriations Act (the Act) was signed into legislation. The Act includes $2.3 billion of one-time cash payments to air carriers, allocated based on each carrier’s share of security fees remitted and carrier fees paid to the Transportation Security Administration (TSA) since its inception in February 2002. Additionally, passenger security fees were not imposed by the TSA and carrier fees were not paid during the period June 1, 2003 through September 30, 2003. In May 2003, we received our share of the one-time cash grant in the amount of $52.8 million.

MARKETING AND COMPETITION
Alliances with Other Airlines
 Alaska has marketing alliances with other airlines that provide reciprocal frequent flyer mileage accrual and redemption privileges and code sharing on certain flights as set forth below. Alliances enhance Alaska’s revenues by offering our customers more travel destinations and better mileage accrual/redemption opportunities, gaining us access to more connecting traffic from other airlines, and providing members of our alliance partners’ frequent flyer programs an opportunity to travel on Alaska while earning mileage credit in our partners’ programs. Alaska’s marketing agreements have various termination dates and at any time, one or more may be in the process of renegotiation. If a significant agreement were terminated, it could adversely impact revenues and increase the costs of our other marketing agreements. Most of our code share relationships are free-sell code shares, where the marketing carrier sells seats on the operating carrier’s flights from the operating carrier’s inventory, but takes no inventory risk. The table below identifies our marketing alliances with other airlines as of December 31, 2004.

		Codesharing —	Codesharing —
	Frequent	Alaska Flight #	Other Airline Flight #
	Flyer	on Flights Operated	On Flights Operated
	Agreement	by Other Airline	by Alaska/Horizon
Major U.S. or
International Airlines
American Airlines/American Eagle British Airways Cathay Pacific Airways Continental Airlines Delta Frontier Airlines Hawaiian Airlines KLM Lan Chile Northwest Airlines Qantas	Yes Yes Yes Yes Yes No Yes Yes Yes Yes Yes	Yes No No Yes Yes No Yes No No Yes No	Yes No No Yes Yes Yes Yes Yes Yes Yes Yes

Commuter Airlines
Era Aviation PenAir Big Sky Airlines Helijet International	Yes* Yes* Yes* Yes*	Yes Yes Yes Yes	No No No No
* This airline does not have its own frequent flyer program. However, Alaska’s Mileage Plan members can accrue and redeem miles on this airline’s route system.

Competition
Competition in the airline industry is intense. We believe the principal competitive factors in the industry that are important to customers are:
•	safety record and reputation;

•	fares;

•	customer service;

•	routes served;

•	flight schedules;

•	frequent flyer programs;

•	on-time arrivals;

•	on-board amenities;

•	type of aircraft and

•	code-sharing relationships.

Any domestic air carrier issued a certificate of public convenience and necessity by the Department of Transportation is allowed to operate scheduled passenger service in the United States. Currently, Alaska carries approximately 2.8% of all U.S. domestic passenger traffic. Alaska and Horizon compete with one or more domestic or foreign airlines on most of their routes, including Southwest Airlines, United Airlines, Northwest Airlines, Continental Airlines, American Airlines, Delta Airlines and regional affiliates associated with some of these carriers. Many of our competitors are substantially larger than Alaska, have greater financial resources, and have more extensive route systems. In addition, continuing growth of low-cost carriers, including Southwest Airlines, AirTran Airways, American Trans Air, Frontier Airlines and jetBlue Airways in the United States places significant competitive pressures on us and other network carriers since they have the ability to charge a lower fare for travel between similar cities and thus exert downward pressure on yields.

We also compete with other airlines for skilled employees such as pilots, flight attendants, ramp service employees, customer service agents and aircraft mechanics.

Ticket Distribution
Airline tickets are distributed through three primary channels:

•	Airline websites such as alaskaair.com. It is less expensive for us to sell through these direct channels and, as a result, we continue to invest heavily in its online capabilities.

•	Telephone reservation call centers.

•	Traditional and online travel agents. Consumer reliance on traditional travel agencies is shrinking, while usage of online travel agencies is increasing. Both traditional and online travel agencies typically use Global Distribution Systems (GDS), such as Sabre, to obtain their fare and inventory data from airlines. Bookings made through these agencies result in a fee, the “GDS fee”, that is charged to the airline.

We currently participate in all of these distribution channels, but we cannot predict the terms on which we may be able to continue to participate in these or other sites, or their effect on our ability to compete with other airlines.

EMPLOYEES
The airline business is labor intensive. Alaska had 10,850 active full-time and part-time employees at December 31, 2004. Wages, salaries and benefits represented approximately 34% of our total operating expenses in 2004.

At December 31, 2004, labor unions represented 83% of Alaska’s employees. Our relations with our labor organizations are governed by the Railway Labor Act. Under this act, the collective bargaining agreements between the respective airlines and these organizations do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board to appoint a federal mediator. If no agreement is reached in mediation, the National Mediation Board may declare that an impasse exists, at which point the National Mediation Board proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a 30-day “cooling off” period commences. During that period, a Presidential Emergency Board may be established, which examines the parties’ positions and recommends a solution. The Presidential Emergency Board process lasts for 30 days and is followed by a “cooling off” period of 30 days. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization may strike and the airline may resort to “self-help”, including the imposition of any or all of its proposed amendments and the hiring of workers to replace strikers.

Two of Alaska’s collective bargaining agreements contain provisions for interest arbitration. Under interest arbitration, if the parties have not negotiated the contract by a predetermined date, each side may submit a prescribed number of issues to binding arbitration. The arbitrator’s decision on those issues is incorporated into the collective bargaining agreement, and no strike or company “self-help” may occur.

The collective bargaining agreement with the dispatchers is open for negotiation on wage rates in March 2005. If the parties are unable to reach an agreement, there is an interest arbitration provision related only to wages.

The pilot contract provides that, if an agreement on the entire contract was not reached by December 15, 2004, ten contract issues plus wage rates would be submitted to an interest arbitrator. Issues submitted generally relate to pension plans, medical insurance, profit sharing, code sharing and work rules. The parties did not reach an agreement, and the issues have been submitted to binding arbitration in March 2005 with a decision to be effective in May 2005. The pilot labor contract contains market related standards for wages and non-wage issues.

Alaska’s union contracts at December 31, 2004 were as follows:

		Number of
Union	Employee Group	Employees	Contract Status

Air Line Pilots Association International (ALPA)	Pilots	1,462	Amendable 4/30/05* Submitted to interest arbitration

Association of Flight Attendants (AFA)	Flight attendants	2,321	In Negotiations

International Association of Machinists and Aerospace Workers (IAM/RSSA)	Ramp service and stock clerks Clerical, office and passenger service	1,108 2,913	In Negotiations In Negotiations

Aircraft Mechanics Fraternal Association (AMFA)	Mechanics, inspectors and cleaners	1,096	In Negotiations

Mexico Workers Association of Air Transport	Mexico airport personnel	77	Amendable 9/29/06

Transport Workers Union of America (TWU)	Dispatchers	33	Amendable 6/30/07*

* Collective bargaining agreement contains interest arbitration provision.

REGULATION
General
The Airline Deregulation Act of 1978, as amended, eliminated most domestic economic regulation of passenger and freight transportation. However, the Department of Transportation and the Federal Aviation Administration (FAA) still exercise regulatory authority over air carriers. In order to provide passenger and cargo air transportation in the U.S., a domestic airline is required to hold a certificate of public convenience and necessity issued by the Department of Transportation. Subject to certain individual airport capacity, noise and other restrictions, this certificate permits an air carrier to operate between any two points in the U.S. A certificate is of unlimited duration, but may be revoked for failure to comply with federal aviation statutes, regulations, orders or the terms of the certificate itself. In addition, the Department of Transportation maintains jurisdiction over the approval of international code share agreements, alliance agreements between domestic major airlines, international route authorities and certain consumer protection matters, such as advertising, denied boarding compensation and baggage liability.

The FAA regulates aircraft operations generally, including establishing personnel, maintenance and flight operation standards. Domestic airlines are required to hold a valid air carrier operating certificate issued by the FAA. Pursuant to these regulations, we have established, and the FAA has approved, a maintenance program for each type of aircraft we operate that provides for the ongoing maintenance of such aircraft, ranging from frequent routine inspections to major overhauls. From time to time the FAA issues airworthiness directives (ADs) that must be incorporated into our aircraft. We are and expect to be in compliance with all applicable requirements of these ADs within the required time periods.

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

Effective February 1, 2002, the Security Act imposed a $2.50 per enplanement security service fee (maximum $5.00 one-way fee) which is collected by the air carriers and submitted to the government to pay for these enhanced security measures. In addition, carriers are required to pay an additional amount to the TSA to cover the total cost of providing security measures equal to the amount the air carriers paid for screening passengers and property in 2000. We paid $9.0 million, $8.4 million and $7.1 million to the TSA for this security charge in 2004, 2003 and 2002, respectively.

Recently, the United States Department of Homeland Security proposed raising the aviation security fee from $2.50 per one-way segment to $5.50 per one-way segment (or maximum of $8 for a one way trip with multiple segments). Although fees and taxes are often viewed by lawmakers as pass through costs, we believe that the demand for air travel is highly sensitive to price. Since all such increases affect the total ticket price paid by consumers, we believe that they would reduce passenger traffic and could have a negative impact on our results.

The Department of Transportation, under its authority to prevent unfair competitive practices in the industry, has from time to time considered the issuance of pricing and capacity rules that would limit major air carriers’ competitive response to new entrant carriers. Although the Department of Transportation has thus far declined to issue specific competitive guidelines, it reiterated its intent to prevent what it considers to be unfair competitive practices in the industry, and to pursue enforcement actions on a case-by-case basis. To the extent that future Department of Transportation enforcement actions either directly or indirectly impose restrictions upon our ability to respond to competitors, our business may be adversely impacted. Conversely, a relaxation in either unfair competition enforcement or restrictions could limit our ability to enter new markets or harm our operating results for markets that we have recently entered.

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

Legislation, sometimes referred to as the “Passengers’ Bill of Rights,” has been discussed in Congress and state legislatures. This legislation could, if enacted, place various limitations on airline fares and/or affect operating practices such as baggage handling and overbooking. In 1999, we, as well as other domestic airlines, implemented a Customer Service Plan to address a number of service goals, including, but not limited to goals relating to lowest fare availability, delays, cancellations and diversions, baggage delivery and liability, guaranteed fares and ticket refunds.

To the extent legislation is enacted that would inhibit our flexibility with respect to fares, our revenue management system, our operations or other aspects of our customer service operations, our financial results could be adversely affected.

Fare discounting by competitors has historically had a negative effect on our financial results because we generally match competitors’ fares to maintain passenger traffic. During recent years, a number of new low-cost airlines have entered the domestic market and several major airlines, including Alaska and Horizon, implemented efforts to lower their cost structures. Further fare reductions, domestic and international, may occur in the future. If fare reductions are not offset by increases in passenger traffic, cost reductions or changes in the mix of traffic that improves yields, our operating results will be negatively impacted.

In February 2004, Alaska initiated a fare simplification plan whereby a number of restrictions were eliminated and the gap between the highest and lowest fares was reduced. The goal of this initiative was to increase customer value and simplify the customer’s purchase decision by reducing the number of fares sold. We believe this initiative was revenue neutral overall.

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

The Airport Noise and Capacity Act recognizes the rights of airport operators with noise problems to implement local noise abatement programs so long as they do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. Authorities in several cities have promulgated aircraft noise reduction programs, including the imposition of nighttime curfews. The Airport Noise and Capacity Act generally requires FAA approval of local noise restrictions on aircraft. While we have had sufficient scheduling flexibility to accommodate local noise restrictions imposed to date, our operations could be adversely affected if such regulations become more restrictive or widespread.

Although we do not currently anticipate that these regulatory matters, individually or collectively, will have a material impact on our financial condition, results of operations or cash flows, we cannot assure you that new regulations or compliance issues that we do not currently anticipate will not harm our financial condition, results of operations or cash flows in future periods.

FUEL
Our operations are significantly affected by the availability and price of jet fuel. Fuel costs were approximately 20% of our total operating expenses in 2004 and 15% in 2003. Fuel prices, which can be volatile and which are outside of our control, can have a significant impact on our operating results. Currently, a one-cent change in the fuel price per gallon affects annual fuel costs by approximately $3.5 million. We believe that operating fuel-efficient aircraft helps to mitigate the effect of high fuel prices.

We purchase fuel hedge contracts to reduce our exposure to fluctuations in the price of jet fuel. Due to the competitive nature of the airline industry, airlines often are unable to pass on increased fuel prices to customers by increasing fares. Conversely, any potential benefit of lower fuel prices may be offset by increased fare competition and lower revenues. Because of rising fuel prices, our fuel hedging program has resulted in significant savings over the last three years. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of our fuel hedging activities.

While we do not currently anticipate a significant reduction in fuel availability, dependency on foreign imports of crude oil and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. In the event of significant hostilities or other conflicts in oil producing areas, there could be reductions in the production and/or importation of crude oil and price increases, which could adversely affect our business. If there were major reductions in the availability of jet fuel, our business would be adversely affected.

FREQUENT FLYER PROGRAM
All major airlines have developed frequent flyer programs as a way of increasing passenger loyalty. Alaska’s Mileage Plan allows members to earn mileage by flying on Alaska, Horizon and other participating airlines, and by using the services of non-airline partners, which include a credit card partner, telephone companies, hotels, and car rental agencies. Alaska is paid by non-airline partners for the miles it credits to member accounts. With advance notice, Alaska has the ability to change the Mileage Plan terms, conditions, partners, mileage credits, and award levels or terminate the program.

Mileage can be redeemed for free or discounted travel and for other travel industry awards. Upon accumulating the necessary mileage, members notify Alaska of their award selection. Over 75% of the free flight awards on Alaska and Horizon are subject to blackout dates and capacity-controlled seating. Mileage Plan accounts are generally deleted after three years of inactivity in that member’s account. As of December 31, 2004 and 2003, Alaska estimated that 2,493,000 and 2,353,000, respectively, round-trip flight awards were eligible for redemption by Mileage Plan members who have mileage credits exceeding the 20,000-mile free round-trip domestic ticket award threshold. Of those eligible awards, Alaska estimated that approximately 88% of those awards would ultimately be redeemed. For the years 2004, 2003 and 2002, approximately 631,000, 606,000, and 441,000 round-trip flight awards were redeemed and flown on Alaska and Horizon.

Those awards represent approximately 7.3% for 2004, 8.7% for 2003 and 6.8% for 2002 of the total passenger miles flown on Alaska and Horizon for each period. For the years 2004, 2003 and 2002, approximately 212,000, 174,000 and 174,000, respectively, round-trip flight awards were redeemed and flown on airline partners.

For miles earned by flying on Alaska and travel partners, the estimated incremental cost of providing free travel awards is recognized as a selling expense and accrued as a liability as miles are accumulated. The incremental cost does not include a contribution to overhead, aircraft cost, or profit. Alaska also sells mileage credits to non-airline partners, such as hotels, car rental agencies, and a national bank that rewards users of its credit card. Alaska defers a majority of the sales proceeds, and recognizes these proceeds as revenue when the award transportation is provided on Alaska or another partner airline. The deferred proceeds are recognized as passenger revenue for awards issued and flown on Alaska or Horizon and as other revenue-net for awards issued and flown on other airlines. At December 31, 2004 and 2003, the deferred revenue and the total liability for providing free travel on Alaska and Horizon and for estimated payments to partner airlines was $409.3 million and $336.0 million, respectively, the majority of which is deferred revenue from the sale of mileage credits. Deferred revenue and liabilities associated with the Mileage Plan are carried on Alaska’s balance sheet since Alaska is the sponsor and ticketing carrier.

OTHER INFORMATION
Seasonality and Other Factors
Our results of operations for any interim period are not necessarily indicative of those for the entire year, because our business is subject to seasonal fluctuations. Our operating income is generally lowest (or loss the greatest) during the first and fourth quarters due principally to lower traffic and sometimes due to adverse weather conditions, generally increases in the second quarter and generally reaches its highest level during the third quarter.

The airline industry is characterized generally by low profit margins and high fixed costs, primarily for wages, aircraft fuel, debt service and rent. The expenses of an aircraft flight do not vary significantly with the number of passengers carried and, as a result, a relatively small change in the number of passengers or in pricing has a disproportionate effect on an airline’s operating and financial results. Accordingly, a minor shortfall in expected revenue levels could cause a disproportionately negative impact on our operating results. In addition to passenger loads, factors that could cause our quarterly operating results to vary include:

•	changes in fuel, security and insurance costs,

•	increases in personnel, marketing, aircraft ownership and other operating expenses to support our existing operation and anticipated growth,

•	the timing and amount of maintenance expenditures,

•	the timing and success of our growth plan as we increase flights in existing markets and enter new markets and

•	pricing initiatives, both internal and external.

In addition, seasonal variations in traffic, various expenditures and weather affect our operating results from quarter to quarter. Given our high proportion of fixed costs, seasonality can affect our profitability from quarter to quarter. Many of our areas of operations experience inclement weather conditions in the winter, causing increased costs associated with deicing aircraft, canceled flights and accommodating displaced passengers. Due to our geographic area of operations, we can be more susceptible to adverse weather conditions than some of our competitors (particularly in the State of Alaska and in the Pacific Northwest), who may be better able to spread weather-related risks over larger route systems.

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

Insurance
We carry insurance for passenger liability, property damage and hull insurance for damage to our aircraft, in amounts and of the type generally consistent with industry practice.

As a result of the events of September 11, 2001, aviation insurers have significantly reduced the maximum amount of insurance coverage available to commercial air carriers for third-party liability for claims resulting from acts of terrorism, war or similar events. At the same time, they significantly increased the premiums for such coverage as well as for aviation insurance in general. Although insurance rates have declined, they are still somewhat above pre-September 11 levels and will likely remain there for the foreseeable future.

Pursuant to authority granted in the Air Transportation Safety and System Stabilization Act, the Homeland Security Act of 2002, as amended by the Consolidated Appropriations Act, 2005, the Government has offered, and we have accepted, war risk insurance to replace commercial war risk insurance through August 31, 2005.

Other Government Matters
We have elected to participate in the Civil Reserve Air Fleet program, whereby we have agreed to make available to the federal government a certain number of aircraft in the event of a military call-up. The government would reimburse us for the use of such aircraft.

ITEM 2.    PROPERTIES
Aircraft
The following tables describe the aircraft we operate and their average age at December 31, 2004:

	Passenger				Average Age
Aircraft Type	Capacity	Owned	Leased	Total	in Years

Alaska Airlines
Boeing 737-200C	111	7	1	8	25.0
Boeing 737-400	144	9	31	40	9.7
Boeing 737-700	120	17	5	22	3.8
Boeing 737-900	172	12	—	12	2.4
Boeing MD-80	140	15	11	26	12.8

		60	48	108	9.6

Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” discusses future orders and options for additional aircraft.

32 of the 60 aircraft owned by Alaska as of December 31, 2004 are subject to liens securing long-term debt. The Company expects to have additional aircraft encumbered pending a re-negotiated credit facility. Alaska’s leased 737-200C, 737-400, 737-700 and MD-80 aircraft have lease expiration dates in 2006, between 2006 and 2016, between 2006 and 2020 and between 2007 and 2013, respectively. Alaska has the option to extend most of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the then fair market value of the aircraft. For information regarding obligations under capital leases and long-term operating leases, see Note 6 to Financial Statements.

At December 31, 2004, all of our aircraft met the Stage 3 noise requirements under the Airport Noise and Capacity Act of 1990. However, special noise ordinances restrict the timing of flights operated by Alaska and other airlines at Burbank, Long Beach, Orange County, San Diego, San Jose and Palm Springs. In addition, Orange County, Reagan National, O’Hare and Long Beach airports restrict the type of aircraft and number of flights.

Ground Facilities and Services
Alaska leases ticket counters, gates, cargo and baggage space, office space, and other support areas at the majority of the airports they serve. Alaska also owns terminal buildings in various cities in the state of Alaska.

Alaska has centralized operations in several buildings located at or near Seattle-Tacoma International Airport (Sea-Tac) in Seattle, Washington. The owned buildings, including land unless located on leased airport property, include a three-bay hangar facility with maintenance shops, a flight operations and training center, an air cargo facility, an information processing center, several office buildings and our corporate headquarters. Alaska also leases a two-bay hangar/office facility at Sea-Tac, a warehouse and reservation/office facility in Kent, WA, and a reservation center in Boise, ID. Alaska’s other major facilities include a regional headquarters building, an air cargo facility, and a leased hangar/office facility in Anchorage; a reservations center in Phoenix; and a leased two-bay maintenance facility in Oakland.

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

Our existing pilot contract provides that, if a negotiated agreement on the entire contract was not reached by December 15, 2004, ten contract issues plus wage rates would be submitted to an interest arbitrator. Issues submitted generally relate to pension plans, medical insurance, profit sharing, code sharing and work rules. The parties did not reach an agreement, and the issues have been submitted to binding arbitration in March 2005 with a decision to be effective in May 2005. The pilot labor contract contains market related standards for wages and non-wage issues.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
All of Alaska’s outstanding common stock is held by Air Group and such stock is not traded in any market. No cash dividend has been paid since 1989 and Alaska does not expect to pay regular dividends to Air Group.

Alaska Airlines Financial and Statistical Data

	Quarter Ended December 31						Year Ended December 31
					%						%
	2004		2003		Change		2004		2003		Change
Financial Data (in millions):
Operating Revenues:
Passenger	$477.8		$460.3		3.8		$2,023.6		$1,840.4		10.0
Freight and mail	21.1		17.5		20.6		86.4		77.3		11.8
Other — net	32.4		26.7		21.3		123.0		109.7		12.1

Total Operating Revenues	531.3		504.5		5.3		2,233.0		2,027.4		10.1

Operating Expenses:
Wages and benefits	187.0		199.9		(6.5)		798.5		778.6		2.6
Employee profit sharing	0.9		2.9		NM		1.2		2.9		NM
Contracted services	26.2		20.7		26.6		96.5		81.6		18.3
Aircraft fuel	135.6		79.9		69.7		472.0		312.1		51.2
Aircraft maintenance	34.5		35.7		(3.4)		145.8		153.4		(5.0)
Aircraft rent	28.0		31.1		(10.0)		113.5		123.9		(8.4)
Food and beverage service	11.9		13.9		(14.4)		49.8		58.7		(15.2)
Other selling expenses and commissions	31.1		39.0		(20.3)		132.2		148.0		(10.7)
Depreciation and amortization	32.9		31.7		3.8		128.1		119.5		7.2
Loss on sale of assets	2.6		2.1		NM		2.0		3.4		NM
Landing fees and other rentals	35.9		34.3		4.7		142.0		127.8		11.1
Other	35.6		34.0		4.7		146.6		136.9		7.1
Restructuring charges	25.9		—		100.0		53.4		—		100.0
Impairment of aircraft	—		—		—		36.8		—		100.0

Total Operating Expenses	588.1		525.2		12.0		2,318.4		2,046.8		13.3

Operating Loss	(56.8)		(20.7)		NM		(85.4)		(19.4)		NM

Interest income	6.2		4.9				26.2		15.2
Interest expense	(11.0)		(11.3)				(44.1)		(45.2)
Interest capitalized	0.4		0.2				1.1		1.5
U.S. government compensation	—		—				—		52.8
Other — net, including fuel hedging gains (losses)	(7.7)		(0.4)				75.2		6.9

	(12.1)		(6.6)				58.4		31.2

Income (Loss) Before Income Tax	$(68.9)		$(27.3)		NM		$(27.0)		$11.8		NM

Operating Statistics:
Revenue passengers (000)	3,998		3,712		7.7		16,295		15,047		8.3
RPMs (000,000)	3,976		3,608		10.2		16,231		14,554		11.5
ASMs (000,000)	5,452		5,194		5.0		22,276		20,804		7.1
Passenger load factor	72.9%		69.5%		3.4	pts	72.9%		70.0%		2.9	pts
Yield per passenger mile	12.02	¢	12.76	¢	(5.8)		12.47	¢	12.65	¢	(1.4)
Operating revenue per ASM	9.75	¢	9.71	¢	0.4		10.02	¢	9.74	¢	2.9
Operating expenses per ASM (a)	10.79	¢	10.11	¢	6.7		10.41	¢	9.84	¢	5.8
Operating expense per ASM excluding fuel, navigation fee recovery, restructuring and impairment charges (a)	7.83	¢	8.57	¢	(8.6)		7.92	¢	8.34	¢	(5.0)
Raw fuel cost per gallon (a)	159.9	¢	102.4	¢	56.2		137.2	¢	98.3	¢	39.5
GAAP fuel cost per gallon (a)	155.7	¢	95.8	¢	62.5		133.1	¢	92.5	¢	43.8
Economic fuel cost per gallon (a)	140.2	¢	94.8	¢	47.8		126.0	¢	90.9	¢	38.5
Fuel gallons (000,000)	87.1		83.4		4.4		354.7		337.3		5.2
Average number of employees	9,433		9,921		(4.9)		9,968		10,040		(0.7)
Aircraft utilization (blk hrs/day)	10.8		10.3		4.9		11.0		10.5		4.8
Operating fleet at period-end	108		109		(0.9)		108		109		(0.9)

NM = Not Meaningful

(a) See Note A on page 17.

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

The following tables reconcile our non-GAAP financial measures to the most directly comparable GAAP financial measures for Alaska Airlines, Inc.:

Alaska Airlines, Inc.:
($ in millions)	Three Months Ended December 31,			Twelve Months Ended December 31,

Unit cost reconciliations:	2004	2004		2004	2004
Operating expenses	$588.1	$525.2		$2,318.4	$2,046.8
ASMs (000,000)	5,452	5,194		22,276	20,804

Operating expenses per ASM	10.79 ¢	10.11	¢	10.41 ¢	9.84	¢

Operating expenses	$588.1	$525.2		$2,318.4	$2,046.8
Less: aircraft fuel	(135.6)	(79.9)		(472.0)	(312.1)
Less: impairment of aircraft	—	—		(36.8)	—
Less: restructuring charges	(25.9)	—		(53.4)	—
Add: navigation fee recovery	—	—		7.7	—

Operating expense excluding fuel, navigation fee recovery, impairment and restructuring charges	$426.6	$445.3		$1,763.9	$1,734.7
ASMs (000,000)	5,452	5,194		22,276	20,804

Operating expense per ASM excluding fuel, navigation fee recovery, impairment and restructuring charges	7.83 ¢	8.57	¢	7.92 ¢	8.34	¢

Aircraft fuel reconciliations:
Fuel expense before hedge activities (“raw fuel”)	$139.3	$85.4		$486.6	$331.7
Fuel gallons (000,000)	87.1	83.4		354.7	337.3

Raw fuel cost per gallon	159.9 ¢	102.4	¢	137.2 ¢	98.3	¢

Fuel expense before hedge activities (“raw fuel”)	$139.3	$85.4		$486.6	$331.7
Less: gains on settled hedges included in fuel expense	(3.7)	(5.5)		(14.6)	(19.6)

GAAP fuel expense	$135.6	$79.9		$472.0	$312.1

Fuel gallons (000,000)	87.1	83.4		354.7	337.3

GAAP fuel cost per gallon	155.7 ¢	95.8	¢	133.1 ¢	92.5	¢

GAAP fuel expense	$135.6	$79.9		$472.0	$312.1
Less: gains on settled hedges included in nonoperating income (expense)	(13.5)	(0.8)		(25.2)	(5.4)

Adjusted fuel	122.1	79.1		446.8	306.7
Fuel gallons (000,000)	87.1	83.4		354.7	337.3

Economic fuel cost per gallon	140.2 ¢	94.8	¢	126.0 ¢	90.9	¢

Mark-to-market gains (losses) included in non-operating income (expense) related to hedges that settle in future periods	($20.3)	—		$50.1	—

Reconciliation to GAAP pre-tax income (loss):
Pre-tax income (loss) excluding impairment and restructuring charges, navigation fee recovery, government compensation and mark-to-market hedging gains	($22.7)	($27.3)		$2.1	($41.0)
Less: impairment of aircraft		—		(36.8)	—
Less: restructuring charges	(25.9)	—		(53.4)	—
Add: government compensation		—		—	52.8
Add: mark-to-market hedging gains (losses) included in nonoperating income (expense)	(20.3)	—		50.1	—
Add: navigation fee recovery	—	—		11.0	—

Pre-tax income (loss) reported GAAP amounts	($68.9)	($27.3)		($27.0)	$11.8

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K. All statements in the following discussion which are not reports of historical information or descriptions of current accounting policies are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note. There can be no assurance that actual developments will be those anticipated by us. Actual results could differ materially from those projected as a result of a number of factors, some of which we cannot predict or control. For a discussion of our risk factors, see “Risk Factors,” beginning on page 36.

General
Alaska is a major airline serving primarily Alaska; the U.S. West Coast; five cities on the U.S. East Coast, Denver, Chicago; Vancouver and Calgary, Canada; and Mexico. It operates an all jet fleet and its average passenger trip is 996 miles.

Year in Review and Current Events
Overall, economic conditions in 2004 improved over 2003. The industry generally enjoyed increases in both passenger traffic and load factors, and Alaska was no different — posting record monthly load factors for much of the year. However, ticket yields continued to remain under pressure in the wake of growth of low cost carriers such as Southwest and jetBlue and excess capacity in many markets. Fuel prices reached record highs during much of the year, although moderated somewhat in the fourth quarter, but are still materially above historical averages. These factors, coupled with the high cost structures of many major carriers, resulted in another year of significant losses for the industry.

During 2004, the management team at Alaska was actively focused on cost reductions. Our stated goal for 2004 was to achieve a unit cost (excluding fuel and significant items) of 8.0 cents per available seat mile (ASM) and we achieved a full year unit cost excluding fuel and significant items of 7.92 cents per ASM.

Restructuring Charges
During the third quarter of 2004, Alaska announced a management reorganization and the closure of its Oakland heavy maintenance base, contracting out of related heavy maintenance, contracting out of the Company’s Fleet Service, Ground Support Equipment and facility maintenance functions, maintenance shops and other initiatives. In total, we believe these restructuring activities will result in a reduction of approximately 900 employees when fully implemented in the first half of 2005. Severance and related costs associated with this restructuring are estimated at $53.4 million, of which $27.5 million was recorded during the third quarter of 2004 and $25.9 million was recorded in the fourth quarter. We expect savings from these job-related initiatives to be approximately $35 million per year when fully implemented.

As part of our ongoing cost saving initiatives, we continue to look at all aspects of our business. In 2005, we may outsource other activities or initiate other restructuring activities which would result in further restructuring charges.

Labor Costs and Negotiations
Alaska continues to pursue the restructuring of its labor agreements so that they are in line with what we believe to be the market. Our objectives as we restructure these agreements are to achieve market labor costs, productivity and employee benefit costs. Based on these three objectives, in 2003 Alaska targeted $112 million per year of labor savings. As a result of increases in our wage rates since that time, combined with labor cost decreases achieved by our competitors, we believe that our wages and benefits are now above market by approximately $125 million. Alaska believes that its pilot labor costs represent the majority of this amount. Despite ongoing negotiations in late 2003 and much of 2004, we were unable to reach a new agreement with the Air Line Pilots Association (ALPA) and have therefore submitted to binding arbitration, the decision of which will be effective in May 2005. The arbitration will cover wages plus five issues submitted by each of the Company and ALPA. The pilot labor contract contains market related standards for wages and benefits. Nevertheless, we cannot predict the outcome of this proceeding, particularly whether the arbitrator’s award will reflect cost savings in wage rates, productivity and benefits equal to what we consider to be the current excess over market.

Reducing labor costs and finalizing the agreements with our labor groups is an important objective for 2005.

Mark-to-Market Fuel Hedging Gains
Beginning in the second quarter of 2004, we lost the ability to defer, as a component of comprehensive income, recognition of any unrealized gain or loss on our fuel hedge contracts until the hedged fuel is consumed. We lost this ability because the price correlation between crude oil, the commodity we use to hedge, and West Coast jet fuel fell below required thresholds. For more discussion, see Note 10 to our financial statements.

The implications of this change are twofold: First, our earnings are more volatile as we mark our entire hedge portfolio to market each quarter-end and report the gain or loss in other non-operating income or expense, even though the actual consumption will take place in a future period. Second, to a large extent, the impact of our fuel hedge program will not be reflected in fuel expense. For example, we recorded gains from settled fuel hedges totaling $39.8 million during 2004, but only $14.6 million of that gain is reflected as an offset to fuel expense with the balance reported in other non-operating income.

We have provided information on mark-to-market gains or losses, as well as calculations of our economic fuel cost per gallon on pages 17.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices.

Impairment of 737-200C Aircraft
In June 2004, the Company’s Board approved a plan to accelerate the retirement of its Boeing 737-200C fleet and remove those aircraft from service earlier than initially planned. In July 2004, the Company announced its plan to replace these aircraft by modifying five existing 737-400 aircraft and using other existing 737-400 aircraft for the remaining passenger capacity. At December 31, 2004 the planned modifications have been delayed. However, management currently believes that all 737-200s will still be retired by the end of 2007 as planned. The Company expects to replace the 737-400s with Boeing 737-800 aircraft in 2005 and 2006.

As a result of this decision, the Company evaluated impairment as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and concluded that the carrying value of the 737-200C fleet was no longer recoverable when compared to the estimated remaining future cash flows. Accordingly, during the second quarter of 2004, the Company recorded an impairment charge totaling $36.8 million (pre-tax) to write down the fleet to its estimated fair market value. In addition, we revised our estimates of the useful lives and residual values of the fleet and related spare equipment and will depreciate the remaining carrying values through 2007, when the last aircraft will be retired.

Navigation Fee Refund
During the third quarter of 2004, we received a refund totaling $11 million (pre-tax) from the Mexican government related to navigation fees paid in 2002 and 2003. Approximately $7.7 million of the refund was recorded as a reduction to operating expenses and $3.3 million was recorded as non-operating income.

Other Events
During the fourth quarter of 2004, Alaska entered into a 10 year “power-by-the-hour” engine maintenance agreement with a third party. Under terms of this arrangement, the third party will provide routine and major overhaul maintenance services on certain engines in our 737-400 fleet at an agreed upon rate per hour flown.

During the fourth quarter, Alaska added a row of seats to its 737-400 fleet. This change will result in an increase of approximately 2.3¢ in available seat miles on an annualized basis. We expect this change will represent a significant portion of our capacity growth in 2005. In late 2004, we also announced that we would be installing winglets on our B737-700 aircraft.

Outlook
For 2005, Alaska expects capacity increases of approximately 3¢. The expected capacity increase is due largely to the annualization of the additional seats added to the B737-400 fleet and the addition of three B737-800s offset by the retirement of two B737-200s.

RESULTS OF OPERATIONS
2004 Compared with 2003
Our net loss for 2004 was $19.1 million, versus net income of $3.0 million, in 2003. The 2004 results include four significant items which impact the comparability to 2003. These items are discussed in the “Year in Review and Current Events” section beginning on page 18. Our 2003 results also include $52.8 million received related to assistance from the government under the Emergency Wartime Supplemental Appropriations Act.

Our operating loss for 2004 was $85.4 million compared to a loss of $19.4 million for 2003. Our pre-tax loss for 2004 was $27.0 million compared to pre-tax income of $11.8 million for 2003. Financial and statistical data comparisons for Alaska are shown on page 16, respectively. On page 17, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measures.

Alaska Airlines Revenues
Operating revenues increased $205.6 million, or 10.1¢, during 2004 as compared to the same period in 2003. The increase in revenues resulted from an 11.5¢ increase in passenger traffic, offset by a 1.4¢ decline in ticket yields. For the year ended December 31, 2004, capacity increased 7.1¢ as compared to 2003. The capacity increases are primarily due to the annualization and expansion of our transcontinental flying, including service from Seattle to Chicago and Los Angeles to Reagan National in Washington D.C. The traffic increase of 11.5¢ outpaced the capacity increase of 7.1¢, resulting in an increase in load factor from 70.0¢ to 72.9¢. The decline in yield per passenger mile was a result of continued industry-wide pricing pressure, particularly in the fourth quarter where yield declines were more substantial, dropping 5.8¢ compared to the fourth quarter of 2003. We expect that load factors will continue to be strong but that yields and passenger unit revenues will continue to decline on a year-over-year basis into the first half of 2005.

Freight and mail revenues increased $9.1 million, or 11.8¢, because of a new mail contract we have in the State of Alaska offset by lower freight revenues.

Other-net revenues increased $13.3 million, or 12.1¢, due largely to revenues received from an agreement with Pen Air to provide flight services to Dutch Harbor that began in January of 2004 and higher Mileage Plan revenues.

Alaska Airlines Expenses
For the twelve months ended December 31, 2004, total operating expenses increased $271.6 million, or 13.3¢, as compared to the same period in 2003. Operating expenses per ASM increased 5.8¢ from 9.84 cents in 2003 to 10.41 cents in 2004. The increase in operating expenses per ASM is due largely to significant increase in fuel costs, our restructuring charges, the impairment charge related to our Boeing 737-200 fleet, higher wages and benefits, contracted services costs and landing fees and other rental costs offset by declines in other selling expenses and commissions and the navigation fee recovery. Operating expense per ASM excluding fuel, the navigation fee recovery, restructuring and impairment charges decreased 5¢ to 7.92 cents per ASM compared to 8.34 cents per ASM in 2003. Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $19.9 million, or 3%, during 2004. Approximately two thirds of the increase reflects higher pilot wages, substantially all of which is due to the 4% wage rate increase in May 2004 under the terms of our existing union contract . Wages were favorably impacted by the restructuring initiatives announced in August and September. During 2004, there were 9,968 FTEs, which is down by approximately 70 FTEs from 2003 on a 7.1% increase in capacity. Our current plan is for approximately 9,500 FTEs in 2005.

Benefits costs were favorably impacted by a $7.3 million reduction in workers compensation expense resulting from positive workers compensation claims experience at Alaska and a related reduction to ultimate loss estimates recorded in December totaling $6.6 million. In total, benefits costs were flat year over year.

Beginning in 2005, wages and benefits will include stock-based compensation associated with options granted to certain employees. Based on recent history, stock-based compensation expense associated with option grants is expected to be approximately $8 to $10 million per year (pre-tax). Since FAS 123R is effective for interim periods beginning after June 15, 2005 (our third quarter), we expect that only half that amount will be recorded in 2005.

•	Contracted services increased $14.9 million, or 18%, due largely to expenses associated with an agreement with PenAir to provide flight services to Dutch Harbor that began in January of 2004, costs associated with a temporary charter contract we have for our new mail contract in Alaska and higher security costs, partially offset by $8.6 million from the recovery in 2004 of disputed Mexico navigation fees paid in 2002 and 2003.

•	Aircraft fuel increased $159.9 million, or 51%, due to a 43.9% increase in the GAAP fuel cost per gallon and a 5.2% increase in fuel gallons consumed. The increase in aircraft fuel expense is inclusive of $14.6 million of gains from settled hedges. During 2004, Alaska also realized $25.2 million of hedge gains which are recorded in other non-operating income. After including all hedge gains recorded during the year, our “economic” fuel expense increased $140.1 million, or 45.7%, over 2003. Our economic fuel cost per gallon increased 38.6% from 90.9 cents to 126.0 cents.

•	Aircraft maintenance decreased $7.6 million, or 5%, due largely to fewer engine overhauls during 2004 and a change in the mix of heavy maintenance versus routine maintenance.

We plan to change the accounting for engine and airframe overhauls at Alaska and Horizon, effective January 2005. Under the new method, we will charge the costs of these overhauls directly to expense, as opposed to our current practice of capitalizing and amortizing them. To effect this change, we will write off the unamortized portion of previously capitalized overhauls in January 2005 as a cumulative effect of an accounting change. We expect the one-time charge to be approximately $80 million, after tax.

•	Aircraft rent decreased $10.4 million, or 8.4%, due to lower rates on extended leases and fewer leased aircraft in 2004 compared to 2003.

•	Other selling expenses and commissions decreased $15.8 million, or 11%, due to a decline in the incentive payments made to Horizon offset by increases in booking fees, credit card fees, and commissions. In 2004, 38.0% of Air Group ticket sales were made through traditional travel agents, compared to 43.0% in 2003. In 2004, 30.4% of the ticket sales were made through Alaska’s Internet web site compared to 27.4% in 2003.

•	Depreciation and amortization increased $8.6 million, or 7%, reflecting accelerated depreciation on the planned retirement of the Boeing 737-200C fleet, an increase in depreciation resulting from one aircraft purchased in the last twelve months, and the full year depreciation on aircraft acquired in 2003, and additional provisions for inventory obsolescence.

•	Landing fees and other rentals increased $14.2 million, or 11%. The higher rates primarily reflect higher joint-use and exclusive rental fees at Seattle, Portland, Los Angeles and Oakland, combined with modest volume growth. We expect landing fees and other rentals to continue to increase as a result of airport facility expansions and increased costs for security due to unfunded government mandates.

•	Other expense increased $9.7 million, or 7%, primarily reflecting a $6.3 million increase in professional services costs, higher moving expenses associated with our restructuring initiatives, higher passenger remuneration costs, and supplies costs.

•	Restructuring charges totaled $53.4 million during 2004. This charge includes wages and other benefits that will be paid as a result of our restructuring initiatives announced in August and September of 2004. The following table reconciles the total charge to the remaining accrual on our balance sheet as of December 31, 2004 (in millions):

Severance and Related Costs

Balance at December 31, 2003	$—
Restructuring charges	53.4
Cash payments*	(14.7)

Balance at December 31, 2004	$38.7

* The Company expects the majority of cash payments will be made during the first and second quarters of 2005.

Nonoperating Income (Expense)
Net nonoperating income was $58.4 million in 2004 compared to $31.2 million in 2003. Interest income increased $11.0 million due to a larger marketable securities portfolio in 2004 combined with a correction of premium and discount amortization on our marketable securities portfolio in 2003. 2004 interest income also includes $3.3 million from the recovery in 2004 of disputed Mexico navigation fees paid in 2002 and 2003.

Other-net includes $25.2 million and $5.4 million in gains from settled fuel hedging contracts in 2004 and 2003, respectively. In addition, other-net includes mark-to-market gains on unsettled hedge contracts of $50.1 million in 2004.

The 2003 results include $52.8 million received in connection with the government reimbursement of security fees remitted and carrier fees paid under the Emergency Wartime Supplemental Appropriations Act.

2003 Compared with 2002
Our net income for 2003 was $3.0 million, compared with a net loss of $69.5 million in 2002. Our 2003 results include $52.8 million received related to assistance from the government under the Emergency Wartime Supplemental Appropriations Act. Our 2002 net loss includes $0.3 million received from the government and $12.5 million related to the write-off of goodwill in connection with the adoption of SFAS No. 142 (see discussion in Note 15 in the Notes to Financial Statements).

Our operating loss for 2003 was $19.4 million compared to $77.6 million for 2002. Our pre-tax income for 2003 was $11.8 million compared with a pre-tax loss before accounting change of $87.3 million for 2002. Financial and statistical data comparisons for Alaska are shown on page 16. On page 17, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measures.

Alaska Airlines Revenues
Operating revenues increased $194.3 million, or 10.6%, during 2003 as compared to the same period in 2002, reflecting stronger summer demand and higher than expected fourth quarter traffic as compared to 2002. For the twelve months ended December 31, 2003, capacity increased 7.5% and traffic increased 10.4% as compared to the same period in 2002. The capacity increases are primarily due to the addition of service to new cities (Boston, Denver, Newark, Washington D.C., Orlando and Miami) and an increase in service in the Pacific Northwest, Mexico, and Canada markets, partially offset by lower capacity in the Bay Area, Arizona and Northern Alaska. During 2003, roughly 75% of our ASM growth came from expansion in the Transcontinental and Denver markets. Traffic increases primarily reflect service to new cities and traffic increases in the Pacific Northwest, Mexico and Nevada, partially offset by decreases in traffic in the Bay Area, Northern Alaska and Arizona. Higher traffic resulted in a $172.7 million, or 10.4%, increase in passenger revenues. Our passenger load factor increased 1.9 percentage points to 70.0% during 2003 as compared to 2002.

Our yield per passenger mile remained constant compared to 2002 due to a combination of longer average stage lengths, fewer business travelers, and continued pricing pressure by low cost carriers, partially offset by an increase in revenue from expired Mileage Plan accounts.

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

Alaska Airlines Expenses
For the twelve months ended December 31, 2003, total operating expenses increased $136.1 million, or 7.1%, as compared to the same period in 2002. This increase is due largely to a 7.5% increase in ASMs combined with higher fuel, maintenance, wages and benefits costs and landing fees and other rentals. Operating expense per ASM decreased 0.3% as compared to the same period in 2002 from 9.87 cents to 9.84 cents. Operating expense per ASM excluding fuel decreased 2.1% as compared to the same period in 2002 from 8.52 cents to 8.34 cents. Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $75.2 million, or 11%, during 2003 as compared to 2002. Approximately $52.8 million of this increase reflects higher benefit costs, mainly increases in pension costs of approximately $34.1 million and higher health insurance and workers’ compensation costs. The remaining $22.4 million increase reflects scale and step increases, partially offset by a 1.0% decrease in the number of full time equivalent employees.

•	Alaska recorded employee profit sharing of $2.9 million in 2003, which was paid in 2004. No profit sharing occurred in 2002.

•	Aircraft fuel increased $51.4 million, or 20%, due to a 14.8% increase in the fuel cost per gallon and a 4.3% increase in fuel gallons consumed. Air Group’s fuel hedging program resulted in Alaska recognizing a $19.6 million reduction in aircraft fuel expense for hedging gains realized on hedge positions settled during 2003. At December 31, 2003, we had fuel hedge contracts in place to hedge 33%, 28% and 2% of our expected fuel usage in 2004, 2005 and 2006, respectively.

•	Aircraft maintenance increased $8.2 million, or 6%, due to increases in the number of outside airframe and engine checks and other outside repairs and additional depreciation that was recorded following our decision in the fourth quarter to retire three Boeing 737-200Cs in 2004.

•	Aircraft rent decreased $4.3 million, or 3%, due to new lease extensions at lower rates, partially offset by five new 737-700 leases.

•	Other selling expenses and commissions decreased $6.6 million, or 4%. This decrease was due principally to lower computer reservation system costs, the elimination of travel agency base commissions and lower Mileage Plan costs, partially offset by an increase in credit card commissions, advertising costs, and incentive payments made to Horizon. Incentive payments to Horizon are eliminated in consolidation at the Air Group level. In 2003, 43.0% of Air Group ticket sales were made through traditional travel agents, compared to 48.2% in 2002. In 2003, 27.4% of the ticket sales were made through Alaska’s Internet web site compared to 21.0% in 2002.

•	Depreciation and amortization increased $5.5 million, or 5% reflecting a year over year increase in the depreciable asset base and $0.7 million in accelerated depreciation on three 737-200s.

•	Landing fees and other rentals increased $17.3 million, or 16%. The higher rates reflect modest volume growth and an increase in airports’ cost of operations, including facility expansion initiatives, and increased security costs due to unfunded government mandates.

•	Other expense decreased $11.9 million, or 8%, primarily reflecting lower expenditures for insurance, supplies, communication services and property taxes, partially offset by increases in expenditures for professional services and per diems. Insurance expense decreases are a reflection of several factors including a $3.7 million insurance reimbursement received during the latter part of 2003 resulting from a clarification of liability related to Flight 261, lower cost coverage from a government aviation war risk insurance program and competitive pressures in the aviation war risk insurance market. However, aviation insurance remains substantially higher than before September 11, 2001.

Nonoperating Income (Expense)
Net nonoperating items were $31.2 million income in 2003 compared to $9.7 million expense in 2002. The 2003 results include $52.8 million received in connection with the government reimbursement of security fees remitted and carrier fees paid under the Act. Interest income decreased $8.0 million due principally to lower interest rates and an adjustment of premium and discount amortization on our marketable securities portfolio. Interest expense (net of capitalized interest) increased $0.8 million, due primarily to increases in debt (See Note 4 in the Notes to Financial Statements).

Other-net includes $6.8 million and $8.5 million in gains resulting from hedge ineffectiveness on fuel hedging contracts in 2003 and 2002, respectively. In 2003, we received an insurance recovery of $3.1 million in connection with legal fees associated with a U.S. Attorney investigation in Oakland. In 2002, we received a $1.4 million insurance recovery and a $0.9 million gain on conversion of Equant N.V. shares (a telecommunications network company owned by many airlines).

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

Critical Accounting Estimates
The discussion and analysis of our financial position and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect our financial position and results of operations. See Note 1 to Financial Statements for a description of our significant accounting policies. Critical accounting estimates are defined as those that are reflective of significant judgment and uncertainties, and potentially result in materially different results under different assumptions and conditions. We have identified the following critical accounting estimates. We have discussed the development, selection and disclosure of these policies with our audit committee.

Mileage Plan
Our Mileage Plan loyalty program awards miles to member passengers who fly on Alaska or Horizon and our travel partners. Additionally, we sell miles to third parties, such as our credit card partner, for cash. In either case, the outstanding miles may be redeemed for travel on Alaska, Horizon, or any of our alliance partners. As long as the Mileage Plan is in existence, we have an obligation to provide this future travel; therefore, for awards earned by passengers who fly on Alaska, Horizon or our travel partners, we recognize a liability and the corresponding selling expense for this future obligation. For miles sold to third parties, a majority of the sales proceeds are recorded as deferred revenue and recognized when the award transportation is provided. The deferred proceeds are recognized as passenger revenue when awards are issued and flown on Alaska or Horizon, and as other-net revenue for awards issued and flown on other airlines.

At December 31, 2004, we had approximately 86 billion miles outstanding, resulting in an aggregate liability of $409.2 million. The liability is computed based on several assumptions that require significant management judgment to estimate and formulate. There are uncertainties inherent in estimates; therefore, an incorrect assumption impacts the amount and/or timing of revenue recognition or Mileage Plan expenses. The most significant assumptions in accounting for the Mileage Plan are described below.

1.  The number of miles that will not be redeemed for travel:

Members may not reach the mileage threshold necessary for a free ticket and outstanding miles may not always be redeemed for travel. Therefore, based on the number of Mileage Plan accounts and the miles in the accounts, we estimate how many miles will never be used (“breakage”), and do not record a liability for those miles. Our estimates of breakage consider activity in our members accounts, account balances, and other factors. We believe our breakage assumptions are reasonable. A hypothetical 1.0% change in our estimate of breakage (currently 12% in the aggregate) has approximately a $4.5 million affect on the liability. However, actual breakage could differ significantly from our estimates given the dynamic nature of the program and our inability to predict our member’s future behavior.

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

3.  The costs which will be incurred to carry the passenger:

When the frequent flyer travels on his or her award ticket, incremental costs such as food, fuel and insurance are incurred to carry that passenger. We estimate what these costs (excluding any contribution to overhead and profit) will be and accrue a liability. If the passenger travels on another airline on an award ticket, we often must pay the other airline for carrying the passenger. The other airline costs are based on negotiated agreements and are often substantially higher than the costs we would incur to carry that passenger. We estimate how much we will pay to other airlines for future travel awards based on historical redemptions and settlements with other carriers and accrue a liability accordingly. The costs actually incurred by us or paid to other airlines may be higher or lower than the costs that were estimated and accrued, and therefore we may need to adjust our liability and recognize a corresponding expense.

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

5.  The rate at which we defer sales proceeds from sold miles:

We defer an amount that represents our estimate of the value of a free travel award. As fare levels change, our deferral rate changes, which may result in more or less recognition of cash proceeds in any given quarter.

We review all Mileage Plan estimates each quarter, and change our assumptions if facts and circumstances indicate that a change is necessary. Any such change in assumptions could have a significant effect on our financial position and results of operations.

Pension Plans
We account for the defined benefit pension plans using SFAS No. 87, “Employer’s Accounting for Pensions.” Under SFAS No. 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS No. 87 is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plans of $78.3 million, $73.5 million and $40.0 million in 2004, 2003 and 2002, respectively.

The calculation of pension expense and the corresponding liability requires the use of a number of important assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. At December 31, 2004, the fair value of our pension plan assets totaled $607.0 million. We anticipate making a cash contribution of approximately $58 million during 2005.

Pension expense increases as the expected rate of return on pension plan assets decreases. At December 31, 2004, we estimate that the pension plan assets will generate a long-term rate of return of 8.0%. This rate is equal to the assumed rate of 8.0% used at December 31, 2003, and was developed by evaluating input from consultants and economists as well as long-term inflation assumptions. We regularly review the actual asset allocation and periodically rebalance investments as considered appropriate. This expected long-term rate of return on plan assets at December 31, 2004 is based on an allocation of U.S. equities and U.S. fixed income securities. Decreasing the expected long-term rate of return by 0.5% (from 8.0% to 7.5%) would increase our estimated 2005 pension expense by approximately $3.1 million.

Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 5.75% and 6.00% at December 31, 2004 and 2003, respectively. The discount rate is determined based on the current rates earned on high quality long-term bonds. Decreasing the discount rate by 0.5% (from 5.75% to 5.25%) would increase our accumulated benefit obligation at December 31, 2004 by approximately $52.0 million and increase estimated 2005 pension expense by approximately $8.7 million.

The defined benefit plan for management personnel was closed to new entrants in 2003. We are working to restructure the defined benefits plans for other labor groups. Any such change could impact future pension expense and pension liabilities.

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict what these factors will be in the future.

Long-lived Assets
As of December 31, 2004, we had approximately $1.7 billion of property and equipment and related assets. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the long-lived assets condition, and operating cash flow losses associated with the use of the long-lived asset.

In 2002, 2003 and 2004, due to volatile economic conditions and indications of declining aircraft market values, we evaluated whether the book value of our aircraft was impaired in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” No impairment was necessary based on the results of the evaluations except as related to the B737-200C fleet.

There is inherent risk in estimating the future cash flows used in the impairment test. If cash flows do not materialize as estimated, there is a risk the impairment charges recognized to date may be inaccurate, or further impairment charges may be necessary in the future.

Workers Compensation and Employee Health Care Accruals
The Company uses a combination of insurance and self-insurance mechanisms to provide for workers’ compensation claims and employee health care benefits. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience and outside expertise, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Restructuring accruals
During the third quarter of 2004, Alaska announced a management reorganization and the closure of its Oakland heavy maintenance base, contracting out of the related maintenance activities, contracting out of the Company’s Fleet Service Ground, Support Equipment and facility maintenance functions and other initiatives. Total severance and related costs associated with this restructuring are estimated at $53.4 million. Our severance package offered to impacted employees included cash payments based on years of service and one year of medical coverage after severance date. Since Alaska self-insures for employee medical coverage, we estimated the projected claims cost for affected employees and recorded a corresponding accrual. Actual experience will likely differ from the estimate if employees accept positions with other employers and no longer need the coverage provided by Alaska or simply submit claims during the one year period that are higher or lower than our estimate. We expect to adjust this accrual quarterly throughout 2005.

Realizability of Deferred Tax Assets
The Company has a net deferred tax liability of $92.3 million at December 31, 2004, which includes gross deferred tax assets of $372.1 million offset by a gross deferred tax liability of $464.4 million. In accordance with SFAS No. 109, “Accounting for Income Taxes.”, we have evaluated whether it is more likely than not that the deferred tax asset will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would be realizable and thus no valuation allowance has been recorded as of December 31, 2004. Our conclusion is based on the expected future reversals of existing taxable temporary differences and does not rely on future taxable income. Should we incur additional losses in the future, our ability to realize the net operating loss carryforwards may be subject to greater uncertainty. We will continue to reassess the need for a valuation allowance during each future reporting period.

Liquidity and Capital Resources
The table below presents the major indicators of financial condition and liquidity.

	December 31, 2004	December 31, 2003	Change

	(In millions, except per share and debt-to-capital amounts)
Cash and marketable securities	$873.7	$811.9	$61.8
Working capital	299.2	179.7	119.5
Long-term debt and capital lease obligations	798.2	756.8	41.4
Shareholders’ equity	676.6	698.1	(21.5)
Long-term debt-to-capital	54%:46%	52%:48%	NA
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	70%:30%	70%:30%	NA

During the year ended December 31, 2004, our cash and marketable securities increased $61.8 million to $873.7 million. This increase reflects cash provided by operating activities of $341.7 million, offset by cash used in financing activities of $114.3 million, cash used for property and equipment additions of $159.6 million and net purchases of marketable securities of $204.5 million.

Cash Provided by Operating Activities
During 2004, net cash provided by operating activities was $341.7 million, compared to $318.6 million during 2003. Operating cash inflows in 2003 included $52.8 million of government compensation, whereas cash inflows in 2004 included $42.7 million of cash received from a tax refund.

Cash Used in Investing Activities
Cash used in investing activities was $365.8 million during 2004, compared to $576.8 million in 2003. We had net purchases of $204.5 million of marketable securities and $159.6 million for property and equipment. During 2004, our aircraft related capital expenditures decreased $150.4 million as compared to 2003, reflecting a reduction in spending for new aircraft and capitalized overhauls. Beginning January 1, 2005, we will have no capital expenditures related to overhauls as those maintenance activities will be expensed as incurred under our maintenance accounting policy that will be adopted on that date.

Cash Provided by (Used in) Financing Activities
Net cash used in financing activities was $114.3 million during 2004 compared to net cash provided by financing activities of $181.8 million during 2003. Debt issuances during 2004 of $94.6 million were secured by flight equipment. These debt issuances have interest rates that vary with the London Interbank Offered Rate (LIBOR) and payment terms ranging from 12 to 16 years. Debt issuances during the period were offset by normal long-term debt payments of $58.9 million and full repayment of our credit facility of $150 million.

We plan to meet our capital and operating commitments through cash flow from operations and cash and marketable securities on hand at December 31, 2004 totaling $873.7 million.

Bank Line of Credit Facility
During 2004, Alaska paid off its $150 million credit facility and, on December 23, 2004, that facility expired. Management is currently negotiating a replacement facility and expects to close the new facility during the first quarter of 2005, although there can be no assurance that this can be accomplished on terms acceptable to us.

The $150 million credit facility that expired in December 2004 contained contractual restrictions, required maintenance of specific levels of net worth, maintenance of certain debt and leases to net worth, leverage and fixed charge coverage ratios, and limits on investments, lease obligations, sales of assets, and additional indebtedness. Such provisions also limited the amount of funds Alaska Airlines can distribute via dividend to Alaska Air Group. As noted above, we are currently negotiating with a replacement facility and hope to have that agreement completed by the end of the first quarter. We expect that the new line of credit facility will be at least as restrictive as the prior credit facility.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Aircraft Purchase Commitments
At December 31, 2004, we had firm orders for 3 aircraft requiring aggregate payments of approximately $77.6 million, as set forth below. In addition, Alaska had options to acquire 26 additional B737’s. We expect to finance the firm orders and to the extent exercised, the option aircraft with leases, long-term debt or internally generated cash. One B737-800 was delivered in February 2005, and two others are expected in March and July of 2005. We have secured lease financing for the March delivery. We purchased the B737-800 aircraft delivered in February 2005 with cash on hand at the time, and expect to do the same for the July delivery.

The following table summarizes aircraft purchase commitments and payments by year, as of December 31, 2004:

Delivery Period - Firm Orders
						Beyond
Aircraft	2005	2006	2007	2008	2009	2009	Total

Boeing 737-800	3	—	—	—	—	—	3

Total	3	—	—	—	—	—	3

Payments (Millions)	$71.0	$3.6	$1.0	$1.0	$1.0	$—	$77.6

In February 2005, we converted options to acquire three B737-800 aircraft into firm orders to be delivered in 2006. This results in additional purchase commitments which are excluded from the table above.

Contractual Obligations
The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of December 31, 2004. This table excludes contributions to our various pension plans, which we expect to be approximately $60 million to $75 million per year through 2008.

						Beyond
(in millions)	2005	2006	2007	2008	2009	2009	Total

Current and long-term debt and capital lease obligations	$51.1	$54.6	$57.6	$60.7	$64.3	$561.0	$849.3
Operating lease commitments	188.4	139.0	119.0	115.2	104.4	494.7	1,160.7
Aircraft purchase commitments (3)	71.0	3.6	1.0	1.0	1.0	—	77.6
Interest obligations (1)	44.9	42.9	39.9	38.1	33.1	99.6	298.5
Other purchase obligations (2)	28.8	29.1	29.4	29.7	30.0	154.5	301.5

Total	$384.2	$269.2	$246.9	$244.7	$232.8	$1,309.8	$2,687.6

(1) For variable rate debt, future obligations are shown above using interest rates in effect as of December 31, 2004.
(2) Includes obligations under our long-term power-by-the-hour maintenance agreement.
(3) Excludes three B737-800 aircraft to be delivered in 2006. In February 2005, options for three were converted to firm orders, resulting in additional purchase obligations.

New Accounting Standards
In March 2004, the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (EITF 03-1). The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (FSP EITF 03-01-1). FSP EITF 03-1-1 delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-01. During the period of the delay, FSP EITF 03-1-1 states that companies should continue to apply relevant “other-than-temporary” guidance. The Company will assess the impact of paragraphs 10-20 of EITF 03-1 once the guidance has been finalized. At December 31, 2004, available-for-sale investments in the Company’s marketable securities portfolio had unrealized losses totaling $4.0 million which are recorded in Other Accumulated Comprehensive Loss. Management does not believe that the securities with unrealized losses as of December 31, 2004 meet the criteria for recognizing the loss under existing other-than-temporary guidance.

During the fourth quarter of 2004, the Financial Accounting Standards Board issued SFAS 123R, “Share Based Payments: An Amendment of FASB No. 123 and 95”. The new standard requires companies to recognize in the income statement the grant date fair value of stock options and other equity based compensation issued to employees. This new standard will apply to both stock options to purchase Air Group common stock that we grant to employees of Alaska Airlines and our Employee Stock Purchase Plan, which features a look-back provision and allows employees to purchase Air Group common stock at a discount in excess of 5%. Our options are typically granted with graded vesting provisions, and we intend to amortize compensation cost over the service period using the straight line method. This new statement is effective for interim or annual periods beginning after June 15, 2005 (our third quarter of 2005). We intend to use the “modified prospective method” upon adoption whereby previously awarded but unvested equity awards are accounted for in accordance with SFAS 123R but prospective amounts are recognized in the income statement instead of simply being disclosed. Our stock based compensation expense, as measured under SFAS 123, approximates $8 to $10 million per year on a pre-tax basis.

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

FIN 46 was applicable to financial statements of companies that have interests in “special purpose entities”, as defined, during the year ended 2003.

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

RISK FACTORS
Our operations and financial results are subject to various uncertainties, such as global and industry instability, intense competition, volatile fuel prices, a largely unionized labor force, the need to finance large capital expenditures, government regulation, potential aircraft incidents and general economic conditions. If any of the following occurs, our business, financial condition and results of operations could suffer. In such case, the trading price of our common stock could also decline.

The airline industry is highly competitive and subject to rapid change. We may be unable to compete effectively against other airlines with greater financial resources or lower operating costs, or to adjust rapidly enough in the event the basis of competition in our markets changes.

The airline industry is highly competitive as to fares, flight frequency, frequent flyer benefits, routes and service. The industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats. We currently compete with one or more other airlines on substantially all of our routes. Many of these airlines are larger and have significantly greater financial resources and name recognition or lower operating costs than our company. Others are operating under bankruptcy court protection and run lower costs more quickly than we can. Some of these competitors have chosen from time to time to add service, reduce their fares, or both, in our markets. We may be unable to compete effectively against other airlines that introduce service or discounted fares in the markets that we serve.

Our strategy is to focus on serving a few key markets, including Seattle, Portland, Los Angeles and Anchorage. Significant portions of our flights occur to and from our Seattle hub. In 2004, this traffic to and from Seattle accounted for 66% of total traffic. We believe that concentrating our service offerings in this way allows us to maximize our investment in personnel, aircraft and ground operations, as well as to gain greater advantage from sales and marketing efforts in these regions. As a result, we remain highly dependent upon our key markets. Our business would be harmed by any circumstances causing a reduction in demand for air transportation in our key markets, such as adverse changes in local economic conditions, negative public perception of a key market and significant price increases linked to increases in airport access costs and fees imposed on passengers. An increase in competition in our key markets could also cause us to reduce fares or take other competitive measures that harm our operating results.

Many airlines, including ours, have code share and frequent flyer marketing alliances with other airlines. Internet distribution arrangements either in conjunction with other airlines or with independent travel websites have become an important means for selling airline travel. Any consolidation or significant alliance activity within the airline industry, or our loss of key alliance or distribution relationships, could result in our competitors having access to increased route networks and resources, which, in turn, would increase the risks of competition described above.

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

Fuel costs constitute a significant portion of our total operating expenses, comprising 20% of total operating expenses for the year ended December 31, 2004. Significant increases in fuel costs during 2004 have negatively impacted our results of operations. Further increases would harm our financial condition and results of operations. We estimate that during the year ended December 31, 2004 and during the year ended December 31, 2003 a one-cent increase in the price per gallon of fuel would have increased our fuel expenses by $3.5 million and $3.4 million, respectively. Average economic fuel prices (which include the benefits of our hedging program) during 2004 were 35.1 cents higher than in 2003. Total fuel costs, net of the benefit received from fuel hedges settled during the period were $140.1 million higher in 2004 compared to 2003.

Historically, fuel costs have been unpredictable and subject to wide price fluctuations based on geopolitical issues and supply and demand. Fuel availability is also subject to periods of market surplus and shortage and is affected by demand for both home heating oil and gasoline. Because of the effect of these events on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. In the event of a fuel supply shortage, higher fuel prices or the curtailment of scheduled service could result. Some of our competitors may have more leverage in obtaining fuel. We may be unable to offset increases in the price of fuel through higher fares. We utilize our fuel hedges as a form of insurance against significant increases in fuel prices. To hedge our exposure to fuel price fluctuations, we began purchasing hedging instruments, primarily instruments that cap the price paid. At December 31, 2004, we had fuel hedge contracts in place to hedge 50% of our anticipated fuel consumption in 2005 and 35% and 9% of our anticipated fuel consumption in 2006 and 2007, respectively. Even with hedges, we are substantially exposed to increases in jet fuel costs.

If we are unable to meet our cost reduction goals, our results of operations and financial condition may suffer.

We, along with other airlines, have announced aggressive cost reduction goals that are an important part of our business strategy of offering the best value to passengers through competitive fares while at the same time achieving acceptable profit margins and return on capital. We believe having a lower cost structure better positions us to be able to grow our business and take advantage of market opportunities.

We have implemented initiatives that we believe will reduce our annual operating costs by approximately $185 million and seek additional savings of approximately $155 million, the majority of which is being sought from our labor groups and, to a lesser extent, additional cost reductions in ticket distribution, maintenance, and other costs. We hope to achieve labor savings through a combination of market-based wage adjustments, a common health and retirement benefits package for every work group, and work rule changes focusing on greater efficiency in operations. We cannot be certain that we will be able to implement changes in our operations sufficient to generate this level of additional targeted savings, or that if such changes are implemented, that forecasted savings will be achieved. In the event that we are unable to achieve our cost reduction goals, or our efforts prove less successful than those of our competitors, our results of operations will likely be below our own expectations and may be below those of outside financial analysts, and our financial condition may be harmed.

Many of our employees are covered by collective bargaining agreements. A failure to negotiate new agreements, or to do so on terms competitive with the labor costs and practices of our competitors, could disrupt our business and increase our costs.

As of December 31, 2004, labor unions represented 83% of Alaska’s employees. Labor costs generally are a significant component of our total expenses, comprising approximately 34% of our total operating expenses in 2004. Each of our different employee groups has separate collective bargaining agreements, and may make demands that would increase our operating expenses and adversely affect our profitability.

At December 31, 2004 we were in contract talks with most labor groups and had submitted to binding arbitration with the Airline Pilots Association (ALPA). The degree to which we meet our overall labor savings goals will be determined to a large extent by the results of the pilot arbitration.

The pilot contract provides that, if an agreement on the entire contract was not reached by December 15, 2004, ten contract issues plus wage rates would be submitted to an interest arbitrator. Issues submitted generally relate to pension plans, medical insurance, profit sharing, code sharing and work rules. The parties did not reach an agreement, and the issues have been submitted to binding arbitration in March 2005 with a decision to be effective in May 2005. The pilot labor contract contains market related standards for wages and non-wage issues.

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

We believe that airline traffic, including business traffic, is particularly sensitive to changes in economic growth and expectations. Weak economic growth in 2001 through the first half of 2003, low ticket yields, and escalating fuel prices contributed to much of the airline industry suffering significant losses from 2001 through 2004. Currently, US Airways, United Airlines and ATA Airlines, as well as other carriers, operate under bankruptcy protection. Because airlines operating under bankruptcy protection receive increased flexibility to reduce their costs by voiding contracts and renegotiating existing business obligations, current and future airline bankruptcies could have a substantial impact on industry competition. In the event airlines who have received bankruptcy protection choose to apply some or all of the cost savings they obtain toward reduced fares, bankruptcy by airlines who compete with us may cause us to reduce our fares and result in a substantial reduction in revenue and operating margin. Continued weakness in the airline industry may also result in additional industry consolidation, greater reliance on industry alliances, such as code sharing and frequent flyer reciprocity arrangements, and increased price competition among existing carriers, each of which could dramatically alter the competitive environment in the markets we serve and harm our operating results. Continued weak economic performance in the airline industry may also result in a further reduction in our credit rating and make it more difficult for us to raise capital on economical terms. Any general reduction in airline passenger traffic as a result of a soft economy would harm our business.

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

Increases in government taxes and fees could reduce demand for air travel and harm our business

Airlines pay or are responsible for collecting a number of different taxes and fees including, but not limited to, fuel taxes, airport facility charges, immigration fees, security fees, excise taxes on ticket sales, and fuel taxes. Recently, the United States Department of Homeland Security proposed raising the aviation security fee from $2.50 per one-way segment to $5.50 per one-way segment.

We believe the demand for air travel is highly sensitive to fare levels. Although law makers may impose additional fees and view them as “pass through costs”, we believe that a higher total ticket price in the eyes of the consumer will influence their purchase and travel decisions and may result in an overall decline in passenger traffic, which would harm our business.

Moreover, we believe that the impact of higher fees is proportionally greater for low fare carriers, carriers with a high percentage of leisure travelers, and carriers that fly relatively short segments. Because Alaska carries many leisure travelers, we believe higher security fees and (other fee increases generally) could negatively impact us more than some of our competitors.

The September 11, 2001 terrorist attacks negatively impacted our industry and our business and further threatened or actual terrorist attacks, or other hostilities involving the U.S., may significantly harm our industry and our business in the future.

The terrorist attacks of September 11, 2001 and their aftermath have negatively impacted the airline industry, including our company. Because a substantial portion of our costs are fixed in the short-term, we were unable to offset the reduction in customer demand through cost savings, and operating results were harmed to a proportionately greater degree. Additional terrorist attacks, the fear of such attacks or other hostilities involving the U.S. could have a further significant negative impact on the airline industry, including us, and could:

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

Our insurance costs have increased as a result of the September 11, 2001 terrorist attacks, and further increases in insurance costs would harm our business, financial condition and results of operations.

Following the September 11, 2001 terrorist attacks, aviation insurers dramatically increased airline insurance premiums and significantly reduced the maximum amount of insurance available to airlines for third-party claims resulting from acts of terrorism, war or similar events to $50 million per event and in the aggregate. In light of this development, under the Air Transportation Safety and Stabilization Act, the Homeland Security Act of 2002, as amended by the Consolidated Appropriations Act of 2005, the government is currently offering domestic airlines either (i) third-party liability war risk coverage above $50 million, or (ii) in lieu of commercial war risk insurance, full hull, comprehensive and third-party liability war risk coverage. This coverage provides for the same limits of hull and comprehensive insurance and twice the limits of third-party liability insurance carried by the airline on September 11, 2001.

Aviation insurers could increase their premiums even further in the event of additional terrorist attacks, hijackings, airline accidents or other events adversely affecting the airline industry. Furthermore, the full hull, comprehensive and third-party war risk insurance provided by the government is mandated through August 31, 2005. While the government may extend the deadline for when it will stop providing such coverage, we cannot be certain that any extension will occur, or if it does, how long the extension will last. It is expected that, should the government stop providing such coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government. Significant increases in insurance premiums would adversely impact our business, financial condition and results of operations.

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

An accident or incident involving one of our aircraft could involve a significant loss of life and result in a loss of faith in our airlines by the flying public. In addition, we could experience significant potential claims from injured passengers and surviving relatives, as well as costs for the repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service. Although we believe that we currently maintain liability insurance in amounts and of the type generally consistent with industry practice, the amount of such coverage may not be adequate and we may be forced to bear substantial losses from an accident. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our business and financial results. Moreover, any aircraft accident or incident, even if fully insured and even if it does not involve one of our airlines, could cause a public perception that our airlines or the equipment they fly is less safe or reliable than other transportation alternatives, which would harm our business.

Our operations are often affected by factors beyond our control, including traffic congestion at airports, weather conditions and increased security measures, any of which could harm our financial condition and results of operations.

Like other airlines, our operations are subject to delays caused by factors beyond our control, including air traffic congestion at airports, adverse weather conditions and increased security measures. Delays frustrate passengers, reduce aircraft utilization and increase costs, all of which in turn affect our profitability. During periods of fog, snow, rain, freezing rain, storms or other adverse weather conditions, flights may be canceled or significantly delayed. Due to our geographic area of operations, we believe a significant portion of our operation is more susceptible to adverse weather conditions than many of our competitors. Cancellations or delays due to weather conditions, traffic control problems and breaches in security could harm our financial condition and results of operations.

If Alaska fails to comply with financial covenants, some of its financing agreements may be terminated.

Alaska is required to comply with specific financial covenants in certain agreements. Although our $150 million revolving credit facility expired in December 2004, we are currently negotiating a replacement facility. We expect this facility to have covenants that are as restrictive, if not more, than those in our recently expired agreement. We cannot ensure that Alaska will be able to comply with these covenants or provisions or that these requirements will not limit our ability to finance our future operations or capital needs. Alaska’s inability to comply with the required financial maintenance covenants or provisions could result in default under these financing agreements and could result in a cross default under Alaska’s other financing agreements. In the event of any such default and our inability to obtain a waiver of the default, all amounts outstanding under the agreements could be declared to be immediately due and payable. If Alaska did not have sufficient available cash to pay all amounts that became due and payable, Air Group or Alaska would have to seek additional debt or equity financing, which may not be available on acceptable terms, or at all. If such financing were not available, Alaska would have to sell assets in order to obtain the funds required to make accelerated payments or risk its aircraft becoming subject to repossession, which could harm our business.

Our business could be harmed if we are unable to attract and retain qualified personnel at reasonable costs.

Our business is labor intensive, with labor costs representing approximately 34% of our operating expenses for the year ended December 31, 2004. We expect salaries, wages and benefits to increase on a gross basis and that these costs could increase as a percentage of our overall costs, which could harm our business. We compete against the major U.S. airlines for labor in many highly skilled positions. If we are unable to hire, train and retain qualified employees at a reasonable cost, or if we lose the services of key personnel we may be unable to grow or sustain our business and our operating results and business prospects could be harmed. We may also have difficulty replacing management or other key personnel who leave and, therefore, the loss of any of these individuals could harm our business.

We rely on third-party vendors for certain critical activities

We have historically relied on outside vendors for a variety of services and functions critical to our business, including airframe and engine maintenance, ground handling, fueling, catering, computer reservation system hosting and software maintenance. As part of its cost control efforts, the reliance on outside vendors will increase. In September 2004, Alaska Airlines announced that it was sub-contracting the remaining heavy aircraft maintenance that it was then performing to outside vendors. In addition, Alaska retained outside suppliers for fleet service and facilities maintenance. In January 2005, Alaska signed an agreement with a vendor for ground handling services at Seattle in the event that it does not reach an agreement with the IAM representing its ramp employees.

Our increased use of outside vendors increases our exposure to several risks. In the event that one or more vendors goes into bankruptcy, ceases operation or fails to perform as promised, replacement services may not be readily available at competitive rates, or at all. Vendor bankruptcies, unionization, regulatory compliance issues or significant changes in the competitive marketplace among suppliers could adversely affect vendor services or force Alaska to renegotiate existing agreements on less favorable terms. These events could result in disruptions in Alaska’s operations or increases in its cost structure.

We have incurred operating losses in each year since 2000 and may incur substantial operating losses in the future. In addition, our quarterly results can fluctuate substantially.

For the year ended December 31, 2004, Alaska incurred an operating loss of $85.4 million. Prior to that, we incurred operating losses of $19.4 million and $77.6 million for the years ended December 31, 2003 and 2002, respectively. The inability to achieve or sustain profitability may hinder our ability to honor our existing obligations as they become due, to obtain future equity or debt financing or to do so on economical terms, and to sustain and expand our business.

In addition, our quarterly results can fluctuate substantially due to a variety of factors including seasonal variations in traffic, the timing of various expenditures, and weather. Because expenses of an aircraft flight do not vary significantly with the number of passengers carried, a relatively small change in the number of passengers or in pricing has a disproportionate effect on an airline’s operating and financial results. Accordingly, a minor shortfall in expected revenue levels could cause a disproportionately negative impact on our operating results. Due to these factors, as well as other risk factors described in this Form 10-K, quarter-to-quarter comparisons of our results may not be good indicators of our future performance.

Our indebtedness could increase the volatility of earnings and otherwise restrict our activities.

We have and will continue to have for the foreseeable future a significant amount of indebtedness. Due to our high fixed costs, including aircraft lease commitments and debt service, a decrease in revenues results in a disproportionately greater decrease in earnings. As of December 31, 2004, we had approximately $849.3 million of indebtedness outstanding, all of which was secured by flight equipment and real property.

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

Fuel Hedging
We purchase jet fuel at prevailing market prices, and seek to manage the risk of price fluctuations through execution of a documented hedging strategy. We utilize derivative financial instruments as hedges to decrease our exposure to the volatility of jet fuel prices. We believe there is risk in not hedging against the possibility of fuel price increases. At December 31, 2004, we had fuel hedge contracts in place to hedge 182.5 million gallons of our expected jet fuel usage during 2005, 131.0 million gallons in 2006 and 34.0 million gallons in 2007. This represents 50%, 35% and 9% of our anticipated fuel consumption in 2005, 2006 and 2007, respectively. Prices of these agreements range from $28.81 to $42.65 per crude oil barrel. We estimate that a 10% increase or decrease in crude oil prices as of December 31, 2004 would impact hedging positions by approximately $17.6 million.

As of December 31, 2004 and 2003, the fair values of our fuel hedge positions were $84.5 million and $15.7 million, respectively. Of these amounts, $57.9 million of the 2004 fair value amounts and $10.3 million of the 2003 fair value amounts were included in prepaid expenses and other current assets in the balance sheets based on settlement dates for the underlying contracts. The remaining $26.6 million 2004 fair value and $5.4 million 2003 fair value is reflected in other assets in the balance sheets.

Please refer to page 17, as well as to Note 10 in the financial statements, for company specific data on the results of our fuel hedging program.

Financial Market Risk
We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term investment portfolio. Our debt obligations include variable rates, which have exposure to changes in interest rates. A hypothetical 10% change in the average interest rates incurred on variable rate debt during 2004 would correspondingly change our net earnings and cash flows associated with these items by approximately $3.1 million.

We also have investments in marketable securities, which are exposed to market risk associated with changes in interest rates. If short-term interest rates were to average 1% more than they did in 2004, interest income would increase by approximately 20 basis points.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Item 15.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2004	2003	2004	2003	2004	2003	2004	2003

	(in millions, except per share)
Operating revenues	$491.3	$427.0	$577.6	$510.6	$632.8	$585.3	$531.3	$504.5
Operating income (loss)	(48.0)	(61.6)	(21.6)	5.4	41.0	57.5	(56.8)	(20.7)
Net income (loss)	(34.4)	(45.1)	(2.7)	36.8	61.0	29.6	(43.0)	(18.3)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 10, 2004 , Alaska Air Group, Inc. (Air Group) determined for itself and on behalf of its subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), to dismiss its independent auditors, Deloitte & Touche LLP (Deloitte) and to select KPMG LLP (KPMG) to serve as its new independent auditors for the year ending December 31, 2004. The dismissal of Deloitte and engagement of KPMG was approved by Air Group’s Audit Committee. On August 10, 2004, Deloitte was notified of their dismissal.

Deloitte’s report on Alaska’s financial statements for the years ended December 31, 2003 and December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except the report contained an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

There were no disagreements with KPMG LLP or Deloitte & Touche LLP on accounting or financial disclosure matters during 2004.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
As of December 31, 2004, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is communicated to our certifying officers on a timely basis.

Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective.

We made no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2004, that our certifying officers concluded materially affected, or are reasonably likely to materially effect, our internal control over financial reporting, except with respect to our Mileage Plan deferred revenue calculation as described in the next paragraph.

In December 2004, we discovered a clerical error in our calculation of deferred Mileage Plan revenue that existed at September 30, 2004. As a result, we revised our third quarter and year to date condensed financial statements to adjust for this item. In response to this finding, management has taken appropriate steps to strengthen preventive and detective internal controls over the Mileage Plan deferred revenue calculation.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements:	Page(s)

Balance Sheets as of December 31, 2004 and 2003	49-50
Statements of Operations for the years ended December 31, 2004, 2003 and 2002	51
Statements of Shareholder’s Equity for the years ended December 31, 2004, 2003 and 2002	52
Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	53
Notes to Financial Statements	54-80
Reports of Independent Registered Public Accounting Firms	81-82
Financial Statement Schedule II, Valuation and Qualifying Accounts, for the years ended December 31, 2004, 2003 and 2002	83

See Exhibit Index on page 84.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIRLINES, INC.
By:	/s/ William S. Ayer	Date: February 22, 2005

William S. Ayer, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 22, 2005 on behalf of the registrant and in the capacities indicated.

/s/ William S. Ayer	Chairman, President, Chief Executive Officer and Director

William S. Ayer

/s/ Bradley D. Tilden	Executive Vice President/Finance and Chief Financial Officer

Bradley D. Tilden	(Principal Financial Officer)

/s/ Brandon S. Pedersen	Staff Vice President/Finance and Controller

Brandon S. Pedersen	(Principal Accounting Officer)

/s/ George D. Bagley	Director

George D. Bagley

/s/ Phyllis J. Campbell	Director

Phyllis J. Campbell

/s/ Jessie J. Knight, Jr.	Director

Jessie J. Knight, Jr.

/s/ Dennis F. Madsen	Director

Dennis F. Madsen

/s/ Byron I. Mallott	Director

Byron I. Mallott

/s/ Richard A. Wien	Director

Richard A. Wien

BALANCE SHEETS
Alaska Airlines, Inc.

ASSETS

As of December 31 (In Millions)	2004	2003

Current Assets
Cash and cash equivalents	$54.1	$192.5
Marketable securities	819.6	619.4
Receivables from related companies	64.9	120.5
Receivables — less allowance for doubtful accounts (2004 - $2.5; 2003 - $1.6)	91.9	83.0
Inventories and supplies — net	17.0	20.7
Deferred income taxes	66.6	80.9
Prepaid expenses and other assets	96.8	36.3

Total Current Assets	1,210.9	1,153.3

Property and Equipment
Flight equipment	2,101.7	2,188.2
Other property and equipment	396.6	391.2
Deposits for future flight equipment	39.5	32.8

	2,537.8	2,612.2
Less accumulated depreciation & amortization	809.6	816.3

Total Property and Equipment — Net	1,728.2	1,795.9

Intangible Assets	38.6	45.6

Other Assets	104.2	71.6

Total Assets	$3,081.9	$3,066.4

See accompanying notes to financial statements.

BALANCE SHEETS
Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER’S EQUITY

As of December 31 (In Millions Except Share Amounts)	2004	2003

Current Liabilities
Accounts payable	$125.9	$108.8
Payables to related companies	5.7	2.7
Accrued aircraft rent	68.2	67.8
Accrued wages, vacation and payroll taxes	119.6	81.4
Other accrued liabilities	291.8	269.1
Air traffic liability	249.4	237.1
Current portion of long-term debt and capital lease obligations	51.1	206.7

Total Current Liabilities	911.7	973.6

Long-Term Debt & Capital Lease Obligations, Net of Current	798.2	756.8

Other Liabilities and Credits
Deferred income taxes	158.9	181.4
Deferred revenue	299.2	246.0
Other liabilities	237.3	210.5

	695.4	637.9

Commitments and Contingencies

Shareholder’s Equity
Common stock, $1 par value Authorized: 1,000 shares Issued: 2004 and 2003 - 500 shares	—	—
Capital in excess of par value	451.4	448.4
Deferred stock-based compensation	(2.9)	—
Accumulated other comprehensive loss	(82.7)	(80.2)
Retained earnings	310.8	329.9

	676.6	698.1

Total Liabilities and Shareholder’s Equity	$3,081.9	$3,066.4

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
Alaska Airlines, Inc.

Year Ended December 31
(In Millions)	2004	2003	2002

Operating Revenues
Passenger	$2,023.6	$1,840.4	$1,667.7
Freight and mail	86.4	77.3	72.1
Other — net	123.0	109.7	93.3

Total Operating Revenues	2,233.0	2,027.4	1,833.1

Operating Expenses
Wages and benefits	798.5	778.6	703.4
Employee profit sharing	1.2	2.9	—
Contracted services	96.5	81.6	80.1
Aircraft fuel	472.0	312.1	260.7
Aircraft maintenance	145.8	153.4	145.2
Aircraft rent	113.5	123.9	128.2
Food and beverage service	49.8	58.7	63.5
Other selling expenses and commissions	132.2	148.0	154.6
Depreciation and amortization	128.1	119.5	114.0
Loss on sale of assets	2.0	3.4	1.7
Landing fees and other rentals	142.0	127.8	110.5
Other	146.6	136.9	148.8
Restructuring charges	53.4	—	—
Impairment of aircraft	36.8	—	—

Total Operating Expenses	2,318.4	2,046.8	1,910.7

Operating Loss	(85.4)	(19.4)	(77.6)

Nonoperating Income (Expense)
Interest income	26.2	15.2	23.2
Interest expense	(44.1)	(45.2)	(46.6)
Interest capitalized	1.1	1.5	2.1
U.S. government compensation	—	52.8	0.3
Other — net, including fuel hedging gains	75.2	6.9	11.3

	58.4	31.2	(9.7)

Income (loss) before income tax and accounting change	(27.0)	11.8	(87.3)
Income tax expense (benefit)	(7.9)	8.8	(30.3)

Income (loss) before accounting change	(19.1)	3.0	(57.0)
Cumulative effect of accounting change	—	—	(12.5)

Net Income (Loss)	$(19.1)	$3.0	$(69.5)

See accompanying notes to financial statements.

STATEMENTS OF SHAREHOLDER’S EQUITY
Alaska Airlines, Inc.

				Accumulated
		Capital in	Deferred	Other
	Common	Excess of	Stock-Based	Comprehensive	Retained
(In Millions)	Stock	Par Value	Compensation	Loss	Earnings	Total

Balances at December 31, 2001	—	324.8	—	(2.2)	396.4	719.0

2002 net loss					(69.5)	(69.5)
Other comprehensive income (loss):
Officers supplemental retirement plan net of $0.4 tax benefit				(0.7)		(0.7)
Related to marketable securities:
Change in fair value				(0.4)
Reclassification to earnings				0.6
Income tax effect				(0.1)

				0.1		0.1
Related to fuel hedges:
Change in fair value				22.5
Reclassification to earnings				(9.7)
Income tax effect				(4.8)

				8.0		8.0
Minimum pension liability adjustment net of $52.5 tax benefit				(87.2)		(87.2)

Total comprehensive loss						(149.3)

Balances at December 31, 2002	—	324.8	—	(82.0)	326.9	569.7

2003 net income					3.0	3.0
Other comprehensive income (loss):
Officers supplemental retirement plan net of $1.0 tax benefit				(2.0)		(2.0)
Related to marketable securities:
Change in fair value				(1.2)
Reclassification to earnings				(0.1)
Income tax effect				0.5

				(0.8)		(0.8)
Related to fuel hedges:
Change in fair value				24.0
Reclassification to earnings				(25.0)
Income tax effect				0.4

				(0.6)		(0.6)
Minimum pension liability adjustment net of $3.3 tax expense				5.2		5.2

Total comprehensive income						4.8
Capital contribution from Air Group		123.6				123.6

Balances at December 31, 2003	—	448.4	—	(80.2)	329.9	698.1

2004 net loss					(19.1)	(19.1)
Other comprehensive income (loss):
Officers supplemental retirement plan net of $1.0 tax expense				1.5		1.5
Related to marketable securities:
Change in fair value				(5.2)
Reclassification to earnings				0.9
Income tax effect				1.6

				(2.7)		(2.7)
Related to fuel hedges:
Change in fair value				16.1
Reclassification to earnings				(14.5)
Income tax effect				(0.6)

				1.0		1.0
Minimum pension liability adjustment net of $1.2 tax benefit				(2.3)		(2.3)

Total comprehensive loss						(21.6)
Stock-based compensation		3.0	(3.0)			—
Amortization of deferred stock-based compensation			0.1			0.1

Balances at December 31, 2004	$—	$451.4	$(2.9)	$(82.7)	$310.8	$676.6

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
Alaska Airlines, Inc.

Year Ended December 31 (In Millions)	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$(19.1)	$3.0	$(69.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	—	—	12.5
Impairment of aircraft	36.8	—	—
Depreciation and amortization	128.1	119.5	114.2
Amortization of airframe and engine overhauls	56.1	63.8	59.8
Stock-based compensation	0.1	—	—
Changes in derivative fair values	(46.5)	2.3	(4.7)
Loss on sale of assets	2.0	3.4	1.7
Changes in deferred income tax liabilities	(8.2)	5.7	19.5
(Increase) decrease in accounts receivable — net	46.7	5.0	(70.0)
(Increase) decrease in other current assets	(15.3)	4.0	(15.9)
Increase (decrease) in air traffic liability	12.3	26.0	(5.3)
Increase in other current liabilities	81.5	39.3	20.9
Increase in deferred revenue and other-net	67.2	46.6	56.4

Net cash provided by operating activities	341.7	318.6	119.6

Cash flows from investing activities:
Proceeds from disposition of assets	10.1	0.5	1.3
Purchases of marketable securities	(961.3)	(942.9)	(630.8)
Sales and maturities of marketable securities	756.8	689.0	433.9
Aircraft deposits returned	—	1.2	22.4
Property and equipment additions:
Aircraft purchase deposits	(13.5)	(7.6)	(22.1)
Capitalized overhauls	(58.0)	(62.0)	(56.2)
Aircraft	(40.5)	(196.5)	(40.6)
Other flight equipment	(14.4)	(11.9)	(8.8)
Other property	(33.2)	(31.4)	(40.9)
Restricted deposits and other	(11.8)	(15.2)	(13.8)

Net cash used in investing activities	(365.8)	(576.8)	(355.6)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	94.6	129.5	58.0
Long-term debt and capital lease payments	(208.9)	(71.3)	(43.8)
Capital contribution from Air Group	—	123.6	—

Net cash provided by financing activities	(114.3)	181.8	14.2

Net change in cash and cash equivalents	(138.4)	(76.4)	(221.8)
Cash and cash equivalents at beginning of year	192.5	268.9	490.7

Cash and cash equivalents at end of year	$54.1	$192.5	$268.9

Supplemental disclosure of cash paid (refunded) during the year for:
Interest (net of amount capitalized)	$42.8	$43.3	$45.2
Income taxes	3.3	(0.4)	(22.8)

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
Alaska Airlines, Inc.
December 31, 2004

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

Nature of Operations
Alaska is a major airline serving primarily Alaska; the U.S. West Coast; Chicago, Denver, five cities on the U.S. East Coast; Vancouver, Canada; and Mexico. It operates an all jet fleet and its average passenger trip is 996 miles. Substantially all of Alaska’s sales occur in the United States.

The Company’s operations and financial results are subject to various uncertainties, such as industry instability, general economic conditions, intense competition and the actions of competing airlines, volatile fuel prices, a largely unionized work force, the need to finance large capital expenditures, government regulation, and potential aircraft incidents.

The airlines are characterized by high fixed costs. Small fluctuations in load factors and yield can have a significant impact on operating results. The Company has reported a net operating loss each year since 2001 and is working to reduce unit costs to better compete with carriers that have lower cost structures.

Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less. They are carried at cost, which approximates market. The Company reduces cash balances when checks are disbursed. Due to the time delay in checks clearing the banks, the Company normally maintains a negative cash balance, which is reported as a current liability. The amount of the negative cash balance was $25.2 million and $22.6 million at December 31, 2004 and 2003, respectively, and is included in accounts payable.

Receivables
Receivables consist primarily of airline traffic (including credit card) receivables, amounts from customers, mileage plan partners, government tax authorities, and other miscellaneous amounts due to the Company, and are net of an allowance for doubtful accounts of $2.5 million at December 31, 2004 and $1.6 million at December 31, 2003. Management determines the allowance for doubtful accounts based on known troubled accounts and historical experience applied to an aging of accounts.

Inventories and Supplies — net
Expendable aircraft parts, materials and supplies are stated at average cost and are included in inventories and supplies-net. An obsolescence allowance for flight equipment expendable parts is accrued based on estimated disposal dates and salvage values. Surplus inventories are carried at their net realizable value. The allowance for all non-surplus expendable inventories was $11.5 million at December 31, 2004, and $11.7 million at December 31, 2003. Inventory and supplies-net also includes fuel inventory of $3.6 million and $2.5 million at December 31, 2004 and 2003, respectively. Repairable and Rotable aircraft parts inventory are included in flight equipment.

Property, Equipment and Depreciation
Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which are as follows:

Aircraft and related flight equipment:
Boeing 737-200C	through 2007*
Boeing 737-400/700/900	20 years
Boeing MD-80	20 years
Bombardier Q400	15 years
Buildings	10-30 years
Capitalized leases and leasehold improvements	Term of lease
Other equipment	3-15 years

* As a result of our announced intent to retire the B737-200C fleet, all aircraft and related flight equipment are being depreciated through 2007.

Flight equipment includes repairable inventory parts, net of an obsolescence allowance. As of December 31, 2004 and 2003, this allowance totaled $13.4 million and $12.6 million, respectively.

Routine maintenance and repairs are expensed when incurred. The costs of major airframe and engine overhauls are capitalized and amortized to maintenance expense over the shorter of the life of the overhaul or the remaining lease term. However, effective January 1, 2005, the Company plans to change the way it accounts for airframe and engine overhauls. Under the new policy, those activities will be expensed as incurred. This change will result in a cumulative impact of accounting change totaling approximately $80 million, after tax, in the first quarter of 2005. Major modifications that extend the life or improve the usefulness of aircraft are capitalized and depreciated over their estimated period of use. Assets and related obligations for items financed under capital leases are initially recorded at an amount equal to the present value of the future minimum lease payments.

The Company evaluates long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the total carrying amount of an asset or asset group may not be recoverable. The Company groups assets for purposes of such reviews at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of other groups of assets and liabilities. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition are less than its carrying amount. If the asset or asset group is not considered recoverable, a write-down equal to the excess of the carrying amount over the fair value will be recorded.

Internally-Used Software Costs
The Company capitalizes costs to develop internal-use software that are incurred in the application development stage. Amortization commences when the software is ready for its intended use and the amortization period is the estimated useful life of the software, generally three to five years. Capitalized costs primarily include contract labor and payroll costs of the individuals dedicated to the development of internal use software. The Company capitalized software development costs of $6.7 million, $3.2 million and $6.9 million during the years ended December 31, 2004, 2003, and 2002, respectively.

Workers Compensation and Employee Health Care Accruals
The Company uses a combination of insurance and self-insurance mechanisms to provide for workers’ compensation claims and employee health care benefits. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience and outside expertise, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Deferred Revenue
Deferred revenue results primarily from the sale of mileage credits, the sale and leaseback of aircraft, and the receipt of manufacturer or vendor credits. This revenue is recognized when award transportation is provided or over the term of the applicable agreements.

Leased Aircraft Return Costs
Cash payments associated with returning leased aircraft are accrued beginning immediately after the last heavy maintenance visit prior to the scheduled aircraft return date based on the time remaining on the lease, planned aircraft usage and the provisions included in the lease agreement, although the actual amount due to any lessor upon return will not be known with certainty until the end of the lease.

As leased aircraft are returned, any payments are charged against the established accrual. The accrual is part of other current and long-term liabilities, and was $6.9 million and $14.2 million as of December 31, 2004 and December 31, 2003.

Revenue Recognition
Passenger revenue is recognized when the passenger travels. Tickets sold but not yet used are reported as air traffic liability. Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the statistical analysis of the Company’s historical data. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in results of operations during the period in which the evaluations are completed. Historically, any such adjustments have not been significant.

Freight and mail revenues are recognized when service is provided. Other-net revenues are primarily related to the Mileage Plan and they are recognized as described in the “Frequent Flyer Awards” paragraph below.

Frequent Flyer Awards
Alaska operates a frequent flyer program (“Mileage Plan”) that provides travel awards to members based on accumulated mileage. For miles earned by flying on Alaska and through airline partners, the estimated incremental cost of providing free travel awards is recognized as a selling expense and accrued as a liability as miles are accumulated. Alaska also sells mileage credits to non-airline partners such as hotels, car rental agencies, and a major bank that offers Alaska Airlines affinity credit cards. The Company defers the portion of the sales proceeds that represents the estimated fair value of the award transportation and recognizes that amount as revenue when the award transportation is provided. The deferred proceeds are recognized as passenger revenue for awards redeemed on Alaska or Horizon, and as other-net revenue for awards redeemed on other airlines. Deferred revenue and liabilities associated with the Mileage Plan are carried on Alaska’s balance sheet since Alaska is the sponsor and ticketing carrier. Alaska’s Mileage Plan deferred revenue and liabilities are included under the following balance sheet captions at December 31 (in millions):

Balance Sheet Captions	2004	2003

Current Liabilities:
Other accrued liabilities	$136.6	$112.9
Other Liabilities and Credits:
Deferred revenue	252.9	204.5
Other liabilities	19.8	18.6

Total	$409.3	$336.0

The amounts recorded in other accrued liabilities relate primarily to deferred revenue expected to be realized within one year, including $25.0 million and $19.5 million at December 31, 2004 and 2003, respectively, associated with mileage plan awards issued but not yet flown.

Contracted Services
Contracted services includes expenses for ground handling, security, navigation fees, temporary employees, data processing fees, and other similar services.

Other Selling Expenses and Commissions
Other selling expenses and commissions include credit card commissions, global distribution systems charges, Mileage Plan free travel awards, advertising, promotional costs, commissions and incentives. Advertising production costs are expensed the first time the advertising takes place. Advertising expense was $14.9 million, $15.3 million, and $14.3 million, respectively, in 2004, 2003, and 2002.

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

Income Taxes
The Company uses the asset and liability approach for accounting and reporting income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is established, if necessary, for the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Stock Options
The Company applies the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for stock options.

The following table represents the pro forma net income (loss) before accounting change had compensation cost for the Company’s stock options been determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 123. In accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and then amortized ratably over the vesting period. The following assumptions were used for grants in 2004, 2003, and 2002, respectively: dividend yield of 0% for all years; volatility of 37%, 43%, and 49%; risk-free interest rates of 3.43%, 2.97%, and 3.82%; and

expected lives of 5 years for all years. Using these assumptions, the weighted average fair value of options granted was $11.74, $8.98, and $13.61 in 2004, 2003, and 2002, respectively.

	2004	2003	2002

Income (loss) before accounting change (in millions):
As reported	$(19.1)	$3.0	$(57.0)
Deduct: Total stock-based compensation expense determined under fair value-based methods for all awards, net of related tax	(3.7)	(4.8)	(4.8)

Pro forma net loss before accounting change	$(22.8)	$(1.8)	$(61.8)

Net income (loss) as reported	$(19.1)	$3.0	$(69.5)
Deduct: Total stock-based compensation expense determined under fair value-based methods for all awards, net of related tax	(3.7)	(4.8)	(4.8)

Pro forma net income (loss)	$(22.8)	$(1.8)	$(74.3)

During the fourth quarter of 2004, the Financial Accounting Standards Board issued SFAS 123R, “Share Based Payments: An Amendment of FASB No. 123 and 95”. The new standard requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This new standard will apply to both stock options to purchase Air Group common stock that the Company grants to employees of Alaska Airlines and the Employee Stock Purchase Plan, which features a look-back provision and allows employees to purchase Air Group common stock at a discount in excess of 5%. The Company’s options are typically granted with graded vesting provisions, and the Company intends to amortize compensation cost over the service period using the straight-line method. This new statement is effective for interim or annual periods beginning after June 15, 2005 (the Company’s third quarter of 2005). The Company intends to use the “modified prospective method” upon adoption whereby unvested equity awards are accounted for in accordance with SFAS 123 but amounts are recognized in the income statement instead. The Company’s stock based compensation expense, as measured under SFAS 123, approximates $7 to $9 million per year on a pre-tax basis.

New Accounting Standards
In March 2004, the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (EITF 03-1). The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (FSP EITF 03-01-1). FSP EITF 03-1-1 delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-01. During the period of the delay, FSP EITF 03-1-1 states that companies should continue to apply relevant “other-than-temporary” guidance. The Company will assess the impact of paragraphs 10-20 of EITF 03-1 once the guidance has been finalized. At December 31, 2004, available-for-sale investments in the Company’s marketable securities portfolio had unrealized losses totaling $4.0 million which are recorded in Other Accumulated Comprehensive Loss. Management does not believe that the securities with unrealized losses as of December 31, 2004 meet the criteria for recognizing the loss under existing other-than-temporary guidance.

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

FIN 46 is applicable to financial statements of companies that have interests in “special purpose entities”, as defined, beginning with the year ended 2003.

The Company is the lessee in a series of operating leases covering our leased aircraft. In many instances, the lessors are trusts established by a third party specifically to purchase, finance and lease aircraft to the Company. These leasing entities meet the criteria for variable interest entities. However, they do not meet the consolidation requirements of FIN 46 because the Company is not the primary beneficiary of the entity’s expected gains or losses. The Company’s conclusions are based on the fact that the leasing arrangements involved contain terms which are consistent with market terms at the inception of the lease and do not include residual value guarantees made by the Company, fixed-price purchase obligations or similar features that obligate the Company to absorb the majority of expected losses of the variable interest entities. The Company’s maximum exposure under these types of lease arrangements is the remaining lease payments, which are reflected in future lease commitments in Note 6 (plus the cost, if any, of bringing the equipment into compliance with the physical condition required for return).

As discussed in “Property, Equipment and Depreciation,” the Company currently capitalizes costs related to major airframe and engine overhauls and amortizes those costs to maintenance expense over the shorter of the life of the overhaul or the remaining lease term.

Fourth Quarter Adjustments
Operating loss for the three months ended December 31, 2004 includes the following items:

•	A charge of $25.9 million related to our restructuring initiatives announced earlier in 2004. The total charge for 2004 was $53.4 million.

•	A $20.3 million mark-to-market loss on fuel hedges related to future fuel consumption. For the year ended December 31, 2004, total mark-to-market gain related to future hedges was $50.1 million (pre-tax).

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

Note 2.    Marketable Securities
At December 31, 2004 and 2003 all of the Company’s marketable securities were classified as available-for-sale. The securities are carried at fair value, with the unrealized gains and losses reported in shareholders’ equity under the caption “Accumulated Other Comprehensive Loss”. Realized gains and losses are included in other nonoperating income (expense) in the statements of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on marketable securities are included in interest income in the statements of operations.

Marketable securities consisted of the following at December 31 (in millions):

	2004	2003

Cost:
U.S. government securities	$294.4	$184.9
Asset backed obligations	271.6	161.0

Other corporate obligations	257.6	273.1

	$823.6	$619.0

Fair value:
U.S. government securities	$294.0	$184.5
Asset backed obligations	269.8	161.6
Other corporate obligations	255.8	273.3

	$819.6	$619.4

At December 31, 2004 and 2003, gross unrealized gains and losses were not material to the financial statements.

Of the marketable securities on hand at December 31, 2004, 39% mature in 2005, 46% in 2006, and 15% thereafter.

	2004	2003	2002

Proceeds from sales and maturities	$756.8	$689.0	$433.9
Gross realized gains	0.2	0.9	1.3
Gross realized losses	1.6	1.0	1.7

Note 3.    Detail of Other Financial Statement Captions

Other Assets
Other assets consisted of the following at December 31 (in millions):

	2004	2003

Restricted deposits (primarily restricted investments)	$66.3	$53.2
Derivative financial instruments (fuel hedges)	26.6	5.4
Deferred costs and other	11.3	13.1

	$104.2	$71.6

At December 31, 2004, the Company had $66.3 million in restricted deposits, which were primarily restricted investments used to guarantee various letters of credit and workers compensation self insurance programs. The restricted investments consist of highly liquid securities with original maturities of three months or less. They are carried at cost, which approximates market. Deferred costs and other includes deferred financing costs, long-term prepaid rent, lease deposits and other items.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following at December 31 (in millions, net of tax):

	2004	2003

Unrealized gains on unsettled fuel hedges	(7.3)	(6.4)
Unrealized loss (gain) on marketable securities considered available-for-sale	2.5	(0.2)
Additional minimum liability adjustment related to pension plans	87.5	86.8

	$82.7	$80.2

Other-net Nonoperating Income
Other — net consisted of the following at December 31 (in millions):

	2004	2003	2002

Mark-to-market fuel hedging gains related to hedges for future purchases	$50.1	$—	$—
Gains from hedges settled during the period	25.2	5.4	—
Other	(0.1)	1.5	11.3

	$75.2	$6.9	$11.3

Note 4.    Long-term Debt and Capital Lease Obligations

At December 31, 2004 and 2003, long-term debt and capital lease obligations were as follows (in millions):

	2004	2003

Fixed rate notes payable due through 2015	$361.3	$382.6
Variable rate notes payable due through 2018	487.6	572.5

Long-term debt	848.9	955.1
Capital lease obligations	0.4	8.4
Less current portion	(51.1)	(206.7)

	$798.2	$756.8

*The weighted average fixed interest rate was 7.3% during 2004 and 7.4% during 2003. The weighted average variable interest rate was 2.9% during 2004 and 2.5% during 2003.

At December 31, 2004, borrowings of $848.9 million were secured by flight equipment and real property.

At December 31, 2004, long-term debt principal payments for the next five years were as follows (in millions):

2005	$51.1
2006	54.6
2007	57.6
2008	60.7
2009	64.3
Thereafter	561.0

Total principal payments	$849.3

During 2004, Alaska issued $94.6 million of debt secured by flight equipment, having interest rates that vary with LIBOR and payment terms ranging from 12 to 16 years. Debt issuances during the period were offset by normal long-term debt payments of $58.9 million and full repayment of the Company’s credit facility of $150.0 million.

Note 5.    Related Company Transactions

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

The Company periodically loans Horizon funds at varying interest rates. All amounts are payable on demand. Interest income recognized related to the Horizon loans totaled $2.0 million, $2.4 million, and $2.1 million during 2004, 2003, and 2002, respectively. At December 31, 2004, receivables from related companies include $46.7 million from Horizon, $9.3 million from AAGL and $8.9 million from Air Group.

Alaska has an agreement with Horizon to provide revenue sharing on certain markets. Under the arrangement, Alaska makes a monthly payment to Horizon for markets that provide connecting traffic to Alaska but create losses for Horizon (the incentive markets). The payment is based on fully-allocated cost for Horizon to provide the transportation service, plus a 5% mark-up. Incentive markets are analyzed quarterly and the monthly reimbursement amount is adjusted to reflect the prior quarter’s actual performance. Alaska made incentive payments to Horizon of $13.8 million, $39.6 million, and $24.0 million in 2004, 2003, and 2002, respectively, which are reflected as commission expense in the statements of operations.

Alaska also provides certain services to Horizon for which Alaska receives payment from Horizon based on the cost of the services, including personnel expenses related to development and maintenance of alaskaair.com, the maintenance of telecommunications lines and related software, personnel and systems expenses to process Horizon’s revenue transactions, and printing and graphics services. Alaska also pays certain leasing and other facilities costs on Horizon’s behalf that are reimbursed monthly by Horizon. Total amounts received by Alaska from Horizon were $10.5 million, $9.1 million, and $4.4 million in 2004, 2003, and 2002, respectively.

In the normal course of business, Alaska and Horizon provide certain ground handling services to the other company. Charges for ground services provided by Alaska to Horizon totaled $2.0 million, $2.4 million, and $1.7 million during 2004, 2003, and 2002, respectively. Charges for ground services provided by Horizon to Alaska totaled $4.8 million, $4.1 million, and $2.6 million during 2004, 2003, and 2002, respectively.

Note 6.    Commitments

Lease Commitments
 At December 31, 2004, the Company had lease contracts for 48 aircraft that have remaining noncancelable lease terms of one to 16 years. The majority of airport and terminal facilities are also leased. Total rent expense was $211.5 million, $199.8 million and $197.8 million, in 2004, 2003, and 2002, respectively.

Future minimum lease payments with noncancelable terms in excess of one year as of December 31, 2004 are shown below (in millions):

	Operating	Leases	Capital
	Aircraft	Facilities	Leases

2005	$122.1	$66.3	$0.2
2006	119.9	19.1	0.2
2007	104.2	14.8	0.1
2008	102.2	13.0	—
2009	93.1	11.3	—
Thereafter	417.0	77.7	—

Total lease payments	$958.5	$202.2	$0.5
Less amount representing interest			(0.1)

Present value of capital lease payments			$0.4

Aircraft Commitments
At December 31, 2004, the Company had firm purchase commitments for 3 aircraft requiring aggregate payments of approximately $77.6 million. In addition, Alaska had options to acquire 26 additional B737’s. The Company expects to finance the firm orders and, to the extent exercised, the option aircraft with leases, long-term debt or internally generated cash.

In February 2005, the Company converted options to acquire three B737-800 aircraft into firm orders to be delivered in 2006. This results in additional purchase commitments of $119.6 million.

Note 7.    Employee Benefit Plans

Four defined benefit and four defined contribution retirement plans cover various employee groups. The defined benefit plans provide benefits based on an employee’s term of service and average compensation for a specified period of time before retirement. The Company also maintains unfunded, noncontributory defined benefit plans for certain elected officers. A summary of each plan follows:

Pension Plans-Defined Benefit
The Company’s pension plans are funded as required by the Employee Retirement Income Security Act of 1974 (ERISA). The defined benefit plan assets consist primarily of marketable equity and fixed income securities. The Company uses a December 31 measurement date for these plans. The following table sets forth the status of the plans for 2004 and 2003 (in millions):

	2004	2003

Projected benefit obligation
Beginning of year	$805.0	$640.7
Service cost	53.8	44.6
Interest cost	48.0	43.1
Amendments	(0.7)	—
Curtailment gain	(10.1)	—
Change in assumptions	30.9	85.9
Actuarial loss	4.6	5.2
Benefits paid	(21.6)	(14.5)

End of year	$909.9	$805.0

Plan assets at fair value
Beginning of year	$529.5	$418.1
Actual return on plan assets	49.8	88.1
Employer contributions	49.3	37.8
Benefits paid	(21.6)	(14.5)

End of year	$607.0	$529.5

The accumulated benefit obligation for the defined benefit pension plan was $767.9 million and $663.8 million at December 31, 2004 and 2003, respectively.

	2004	2003

Funded status	(302.9)	(275.5)
Unrecognized loss	276.7	272.4
Unrecognized prior service cost	38.2	45.0

Net amount recognized	$12.0	$41.9

	2004	2003

Amounts recognized in the balance sheet:
Intangible asset	38.2	45.0
Accrued benefit liability-current	(57.8)	(49.0)
Accrued benefit liability-long term	(103.1)	(85.3)
Accumulated other comprehensive loss	134.8	131.2

Net amount recognized	$12.0	$41.9

Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rates of 5.75% and 6.00% were used as of December 31, 2004 and 2003, respectively. For both years, the rate of compensation increase used varied from 3.47% to 6.80% depending on the plan.

Weighted average assumptions used to determine net periodic benefit cost as of December 31:
Discount rates of 6.00% and 6.75% were used as of December 31, 2004 and 2003, respectively. For both years, the expected return on plan assets used was 8.0% and the rate of compensation increase used varied from 3.47% to 6.80% depending on the plan.

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

The asset allocation of the defined benefit plans, by asset category, is as follows as of the end of 2004 and 2003:

	2004	2003

Asset category:
Domestic equity securities	66%	65%
Non-U.S. equity securities	5	—
Fixed income securities	29	34
Other	—	1

Plan assets	100%	100%

The Company’s investment policy focuses on achieving maximum returns at a reasonable risk for pension assets over a full market cycle. The Company uses a number of fund managers and invests in various asset classes to diversify risk. Target allocations for the primary asset classes are approximately:

Domestic equities:	65%
Non-U.S. equities:	5%
Fixed income:	30%

Pension assets are rebalanced periodically to maintain the above target asset allocations. An individual equity investment will not exceed 10% of the entire equity portfolio. Fixed income securities carry a minimum “A” rating by Moody’s and/or Standard and Poor’s and the average life of the bond portfolio may not exceed 10 years. The Company does not currently have the intent to invest plan assets in the Company’s common stock.

Net pension expense for the defined benefit plans included the following components for 2004, 2003, and 2002 (in millions):

	2004	2003	2002

Service cost	$53.8	$44.6	$37.2
Interest cost	48.0	43.1	38.6
Expected return on assets	(43.9)	(33.9)	(46.4)
Amortization of prior service cost	5.1	5.2	5.2
Recognized actuarial loss	15.3	14.5	5.4

Net pension expense	$78.3	$73.5	$40.0

In 2002, the Company recorded an $87.2 million (net of taxes of $52.5 million) non-cash charge to equity in connection with the defined benefit plans that the Company sponsors for eligible employees. This charge resulted from an unfunded accrued benefit obligation resulting from lower than expected returns on plan assets and a reduction in discount rate. In 2003, the Company recorded a reduction of this equity charge of $5.2 million (net of taxes of $3.3 million) primarily reflecting higher than expected return on assets. In 2004, the Company recorded a $2.3 million (net of taxes of $1.2 million) non-cash charge to equity in connection with the defined benefit plans that the Company sponsors for eligible employees.

The Company expects to contribute $57.8 million to these defined benefit pension plans during 2005.

Future benefits expected to be paid under the defined benefit pension plans from the assets of those plans as of December 31, 2004 are as follows (in millions):

2005	$24.5
2006	36.8
2007	45.7
2008	46.4
2009	46.6
Thereafter	266.1

Total payments	$466.1

Pension Plans-Noncontributory
The Company also maintains unfunded, noncontributory defined benefit plans for certain elected officers. These plans use a December 31 measurement date. The following table sets forth the status of the plans for 2004 and 2003 (in millions):

	2004	2003

Projected benefit obligation
Beginning of year	$35.8	$30.9
Service cost	1.1	0.8
Interest cost	1.9	2.1
Change in assumptions	(1.2)	2.9
Actuarial (gain) loss	(1.3)	0.9
Benefits paid	(1.8)	(1.8)

End of year	$34.5	$35.8

	2004	2003

Plan assets at fair value
Beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contributions	1.8	1.7
Benefits paid	(1.8)	(1.7)

End of year	$—	$—

The accumulated benefit obligation for the noncontributory defined benefit plan was $33.3 million and $34.3 million at December 31, 2004 and 2003, respectively.

Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rates of 5.75% and 6.00% were used as of December 31, 2004 and 2003, respectively. For both years, the rate of compensation increase used varied from 3.47% to 6.80% depending on the plan.

Weighted average assumptions used to determine net periodic benefit cost as of December 31:
Discount rates of 6.00% and 6.75% were used as of December 31, 2004 and 2003, respectively. For both years, the rate of compensation increase used varied from 3.47% to 6.80% depending on the plan.

	2004	2003

Funded status	(34.5)	(35.8)
Unrecognized loss	6.5	9.2
Unrecognized prior service cost	0.5	0.6

Net amount recognized	$(27.5)	$(26.0)

	2004	2003

Amounts recognized in the balance sheet:
Intangible assets	$0.5	$0.6
Accrued benefit liability-current	(1.5)	(1.5)
Accrued benefit liability-long term	(31.8)	(32.7)
Accumulated other comprehensive loss	5.2	7.6

Net amount recognized	$(27.6)	$(26.0)

Net pension expense for the noncontributory defined benefit plans included the following components for 2004, 2003 and 2002 (in millions):

	2004	2003	2002
Service cost	$1.1	$0.8	$0.6
Interest cost	1.9	2.1	2.0
Amortization of prior service cost	0.1	0.1	0.1
Actuarial loss	0.3	0.3	—

Net pension expense	$3.4	$3.3	$2.7

Future benefits expected to be paid under the noncontributory defined benefit pension plans as of December 31, 2004 are as follows (in millions):

2005	$1.9
2006	2.0
2007	2.0
2008	2.1
2009	2.1
Thereafter	11.7

Total payments	$21.8

Defined Contribution Plans
The defined contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. All of these plans require Company contributions. Total expense for the defined contribution plans was $15.5 million, $14.7 million, and $12.4 million, respectively, in 2004, 2003, and 2002.

Profit Sharing Plans
The Company has employee profit sharing plans. In 2004, the Company recorded profit sharing expense of $1.2 million. In 2003, the Company recorded profit sharing expense of $2.9 million. In January 2005, the Company introduced a new reward program for all employees that entitles employees to quarterly payouts of up to $300 per person if operational and customer service objectives are met. Based on expected headcount, the total payout could be as high as $12 million if all objectives are met. The profit sharing participation percentage was also reduced from its 2004 level.

Other Postretirement Benefits
The Company allows retirees to continue their medical, dental, and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees, because the premiums received by the Company are less than the actual cost of the retirees’ claims. The accumulated postretirement benefit obligation (APBO) for this subsidy is unfunded, and at December 31, 2004 and 2003 was $76.2 million and $77.3 million, respectively. This liability was determined using an assumed discount rate of 5.75% and 6.00% in 2004 and 2003, respectively. The accrued liability related to the subsidy is included within other liabilities on the Balance Sheet, and totaled $47.2 million and $39.2 million at December 31, 2004 and 2003, respectively. Annual expense related to this subsidy was approximately $9.3 million in 2004, $9.6 million in 2003, and $4.4 million in 2002.

The Company uses a December 31 measurement date to assess obligations associated with the subsidy. Net periodic benefit cost for the postretirement medical plans included the following components for 2004, 2003, and 2002 (in millions):

	2004	2003	2002

Service cost	$3.6	$3.5	$2.3
Interest cost	4.1	4.3	3.2
Expected return on assets	—	—	—
Amortization of prior service cost	(0.2)	(0.2)	(0.2)
Recognized actuarial loss (gain)	1.8	2.0	(0.9)

Net periodic benefit cost	$9.3	$9.6	$4.4

A 1% higher or lower trend rate has the following effect on the Company’s postretirement medical plans during 2004, 2003, and 2002 (in millions):

	2004	2003	2002

Change in service and interest cost
1% higher trend rate	$1.3	$1.3	$1.0
1% lower trend rate	(1.1)	(1.1)	(0.6)
Change in year-end postretirement benefit obligation
1% higher trend rate	$10.1	$10.5	$7.0
1% lower trend rate	(8.6)	(9.0)	(6.0)

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

Deferred tax (assets) and liabilities comprise the following at December 31 (in millions):
	2004	2003

Excess of tax over book depreciation	$437.8	$406.8
Fuel hedges	23.5	3.8
Other — net	3.1	3.7

Gross deferred tax liabilities	464.4	414.3

Frequent flyer program	(156.0)	(125.3)
Alternative minimum tax	(54.7)	(51.9)
Leased aircraft return provision	(2.6)	(5.4)
Inventory obsolescence	(12.6)	(11.8)
Deferred revenue	(15.5)	(12.7)
Asset impairment	(14.0)	—
Employee benefits	(81.6)	(73.4)
Loss carryforwards*	(18.9)	(22.0)
Other — net	(16.2)	(11.3)

Gross deferred tax assets	(372.1)	(313.8)

Net deferred tax liabilities	$92.3	$100.5

Current deferred tax asset	$(66.6)	$(80.9)
Noncurrent deferred tax liability	158.9	181.4

Net deferred tax liability	$92.3	$100.5

* Federal loss carryforwards of $41.6 million ($14.6 million tax effected) expire beginning in 2023 and ending in 2024. State loss carryforwards of $97.5 million ($4.3 million tax effected) expire beginning in 2005 and ending in 2024.

The Company has concluded that it is more likely than not that its deferred tax assets would be realizable and thus no valuation allowance has been recorded as of December 31, 2004. This conclusion is based on the expected future reversals of existing taxable temporary differences and does not rely on future taxable income. Should the Company incur additional losses in the future, the Company’s ability to realize the net operating loss carryforwards may be subject to greater uncertainty. The Company will continue to reassess the need for a valuation allowance during each future reporting period.

The components of income tax expense (benefit) were as follows (in millions):
	2004	2003	2002

Current tax expense (benefit):
Federal	$(0.5)	$2.5	$(34.0)
State	(0.5)	0.6	(2.0)

Total current	(1.0)	3.1	(36.0)

Deferred tax expense (benefit):
Federal	(7.6)	4.6	5.1
State	0.7	1.1	0.6

Total deferred	(6.9)	5.7	5.7

Total tax expense (benefit)	$(7.9)	$8.8	$(30.3)

Income tax expense (benefit) reconciles to the amount computed by applying the U.S. federal rate of 35% to income (loss) before income tax and accounting change as follows (in millions):
	2004	2003	2002

Income (loss) before income tax and accounting change	$(27.0)	$11.8	$(87.3)

Expected tax expense (benefit)	$(9.5)	$4.1	$(30.6)
Nondeductible expenses	1.6	2.1	1.8
State income taxes	(0.4)	0.9	(1.9)
Other — net	0.4	1.7	0.4

Actual tax expense (benefit)	$(7.9)	$8.8	$(30.3)

Effective tax rate	29.3%	74.6%	34.7%

At December 31, 2004 and 2003, the Company had tax receivables from (payable to) affiliated companies of $(14.9) million and $14.7 million, respectively.

Note 9.    Financial Instruments

The estimated fair values of the Company's financial instruments were as follows (in millions):
December 31, 2004
	Carrying	Fair
	Amount	Value

Assets:
Cash and cash equivalents	$54.1	$54.1
Marketable securities	819.6	819.6
Restricted deposits	66.3	66.3
Fuel hedge contracts	84.5	84.5
Liabilities:
Long-term debt	848.9	866.7

December 31, 2003
	Carrying	Fair
	Amount	Value

Assets:
Cash and cash equivalents	$192.5	$192.5
Marketable securities	619.4	619.4
Restricted deposits	70.8	70.8
Fuel hedge contracts	18.5	18.5
Liabilities:
Long-term debt	955.1	978.1

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

Concentrations of Credit
The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its derivative financial instruments and does not anticipate nonperformance by the counterparties.

The Company could realize a material loss in the event of nonperformance by any single counterparty to its fuel hedge positions. However, the Company enters into transactions only with large, well-known financial institution counterparties that have strong credit ratings. In addition, the Company limits the amount of investment credit exposure with any one institution.

The Company’s trade receivables do not represent a significant concentration of credit risk at December 31, 2004 due to the frequency that settlement takes place and the dispersion across many industry and government segments.

Note 10.    Derivative Financial Instruments
The Company records all derivative instruments on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income, depending on the type of hedging instrument and the effectiveness of the hedges.

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel, which accounted for 20% and 15% of 2004 and 2003 operating expenses (excluding impairment and restructuring charges), respectively. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company enters into swap agreements and call options for crude oil. Prior to the second quarter of 2004, these hedging contracts were “highly correlated” to changes in aircraft fuel prices, and therefore qualified as “cash flow hedges” under SFAS No. 133 whereby the majority of the changes in fair value were deferred in Accumulated Other Comprehensive Loss on the Company’s Balance Sheet until these hedge positions were settled at which point they were recognized in earnings.

The Company’s current fuel hedge program includes the same underlying commodities used historically. However, because of variations in the spread between the prices of West Texas Intermediate crude oil and jet fuel since April 1, 2004, the Company’s hedge contracts are no longer “highly correlated” to changes in prices of aircraft fuel, as defined in SFAS No. 133. The impacts on the Company’s reported results are as follows:

•	All changes in the fair value of fuel hedge contracts that existed as of March 31, 2004 or hedge positions entered into subsequent to March 31, 2004 (the end of the first quarter of 2004) are reported in other non-operating income (expense).
•	Because the Company will be recording fair value changes in its statement of operations as they occur (in non-operating income (expense)), actual gains or losses realized upon settlement of the hedge contracts entered into subsequent to March 31, 2004 will not be reflected in fuel expense.
•	Reported fuel expense will include the effective portion of gains associated with hedge positions that settled during the current period on contracts that existed at March 31, 2004 to the extent that mark-to-market gains were already included in Accumulated Other Comprehensive Loss at March 31, 2004.

The following table summarizes Alaska’s realized fuel hedging gains and changes in fair value of hedging contracts outstanding as of December 31, 2004 and 2003 (in millions):

	2004	2003

Fuel expense before hedge activities (“raw fuel”)	$486.6	$331.7
Less: gains on settled hedges included in fuel expense	(14.6)	(19.6)

GAAP fuel expense	$472.0	$312.1

Less: gains on settled hedges included in nonoperating income (expense)	(25.2)	(5.4)

Economic fuel expense	$446.8	$306.7

Mark-to-market hedging gains included in nonoperating income (expense)	$50.1	$—

Fuel hedge positions entered into by Alaska are currently as follows:

	Approximate % of	Gallons Hedged	Approximate Crude
	Expected Fuel	(in millions)	Oil Price per Barrel
	Requirements
First Quarter 2005	50%	43.4	$29.86
Second Quarter 2005	50%	45.7	$28.97
Third Quarter 2005	50%	49.0	$28.81
Fourth Quarter 2005	50%	44.4	$31.85
First Quarter 2006	50%	44.7	$35.70
Second Quarter 2006	40%	37.7	$37.05
Third Quarter 2006	30%	30.3	$38.78
Fourth Quarter 2006	20%	18.3	$40.60
First Quarter 2007	10%	9.2	$39.78
Second Quarter 2007	10%	9.7	$39.44
Third Quarter 2007	10%	10.4	$39.12
Fourth Quarter 2007	5%	4.7	$42.65

As of December 31, 2004 and 2003, the fair values of the Company’s fuel hedge positions were $84.5 million and $15.7 million, respectively, and are presented in the balance sheets as follows (in millions):

	2004	2003

Prepaid expenses and other current assets	$57.9	$10.3
Other assets	26.6	5.4

	$84.5	$15.7

The Company periodically enters into foreign exchange forward contracts, generally with maturities of less than one month, to manage the risk associated with net foreign currency transactions. Resulting gains and losses are recognized currently in other operating expense. The Company periodically enters into interest rate swap agreements to hedge interest rate risk. At December 31, 2004, there were no foreign currency contracts or interest rate swap agreements outstanding.

Note 11.    Impairment Charges
Impairment of 737-200C Aircraft
In June 2004, the Company’s Board approved a plan to accelerate the retirement of Alaska’s Boeing 737-200C fleet and remove those aircraft from service (by the end of 2007) earlier than initially planned. In July 2004, the Company announced its plan to replace these aircraft by modifying five existing 737-400 aircraft and using other existing 737-400 aircraft for the remaining passenger capacity. Four of the five modified airplanes will be converted into combination passenger/cargo aircraft and one will be converted to an all cargo aircraft. The Company expects to backfill the 737-400s with Boeing 737-800s to be delivered in 2005 and 2006.

As a result of this decision, the Company evaluated impairment as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and concluded that the carrying value of the 737-200C fleet was no longer recoverable when compared to the estimated remaining future cash flows. Accordingly, during the second quarter of 2004, Alaska recorded an impairment charge totaling $36.8 million (pre-tax) to write down the fleet to its estimated fair market value.

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

Note 12.    Restructuring Charges
During the third quarter of 2004, Alaska announced a management reorganization and the closure of its Oakland heavy maintenance base, contracting out of the related maintenance activities, contracting out of the Company’s Fleet Service and Ground Support Equipment maintenance functions and other initiatives. In total, these restructuring activities will result in a reduction of approximately 900 employees when fully implemented in 2005. Severance and related costs associated with this restructuring are estimated at $53.4 million, of which $27.5 million was recorded during the third quarter of 2004 and $25.9 million was recorded in the fourth quarter. The severance package offered to impacted employees included cash payments based on years of service and one year of medical coverage after severance date. Since Alaska self-insures for employee medical coverage, the Company estimated the projected claims cost for affected employees and recorded a corresponding accrual. Actual experience will likely differ from the estimate if employees accept positions with other employers and no longer need the coverage provided by Alaska or simply submit claims during the one year period that are higher or lower than our estimate. The Company expects to adjust this accrual quarterly throughout 2005.

The following table displays the activity and balances of the restructuring charges for year ended December 31, 2004. There were no restructuring charges during the same period of 2003 ($ in millions):

Severance and Related Costs

Balance at December 31, 2003	$—
Restructuring charges	53.4
Cash payments*	(14.7)

Balance at December 31, 2004	$38.7

* The Company expects the majority of cash payments will be made during the first and second quarters of 2005.

Note 13.    Contingencies
The Company is a party to routine commercial and employment litigation incidental to its business and with respect to which no material liability is expected. Management believes the ultimate disposition of these matters is not likely to materially affect the Company’s financial position or results of operations. However, this belief is based on management’s current understanding of the relevant law and facts; it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

The Company’s existing pilot contract provides that, if a negotiated agreement on the entire contract was not reached by December 15, 2004, ten contract issues plus wage rates would be submitted to an interest arbitrator. Issues submitted generally relate to pension plans, medical insurance, profit sharing, code sharing and work rules. The parties did not reach an agreement, and the issues have been submitted to binding arbitration in March 2005 with a decision to be effective in May 2005. The pilot labor contract contains market related standards for wages and non-wage issues.

The Company could potentially be responsible for environmental remediation costs primarily related to jet fuel and other petroleum contamination that occurs in the normal course of business at various locations in the Company’s system. The Company has established an accrual for estimated remediation costs for known contamination based on information currently available. The accrual was not significant at December 31, 2004 or 2003.

Note 14.    U.S. Government Compensation
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

Note 15.    Change in Accounting Principle
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
Alaska Airlines, Inc.:

We have audited the accompanying balance sheet of Alaska Airlines, Inc. as of December 31, 2004, and the related statements of operations, shareholder’s equity and cash flows for the year then ended. In connection with our audit of the financial statements, we also have audited financial statement schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alaska Airlines, Inc. as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Seattle, Washington
February 22, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Alaska Airlines, Inc.
Seattle, Washington

     We have audited the accompanying balance sheet of Alaska Airlines, Inc. (the Company) as of December 31, 2003, and the related statements of operations, shareholder’s equity, and cash flows for the years ended December 31, 2003 and 2002. Our audits also included the financial statement schedule for the years ended December 31, 2003 and 2002, listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Alaska Airlines, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 15 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

DELOITTE & TOUCHE LLP

Seattle, Washington
February 27, 2004

VALUATION AND QUALIFYING ACCOUNTS Alaska Airlines, Inc.	Schedule II

		Additions
	Beginning	Charged	(A)	Ending
(In Millions)	Balance	to Expense	Deductions	Balance

Year Ended December 31, 2002
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$1.8	$1.6	$(1.5)	$1.9

Obsolescence allowance for flight equipment spare parts	$24.3	$4.1	$(1.0)	$27.4

(b) Reserve recorded as other long-term liabilities:
Leased aircraft return provision	$11.6	$2.8	$(0.2)	$14.2

Year Ended December 31, 2003
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$1.9	$0.9	$(1.2)	$1.6

Obsolescence allowance for flight equipment spare parts	$27.4	$3.4	$(1.6)	$29.2

(b) Reserve recorded as other long-term liabilities:
Leased aircraft return provision	$14.2	$5.0	$(5.0)	$14.2

Year Ended December 31, 2004
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$1.6	$2.1	$(1.2)	$2.5

Obsolescence allowance for flight equipment spare parts	$29.2	$4.6	$(3.6)	$30.2

(b) Reserve recorded as other long-term liabilities:
Leased aircraft return provision	$14.2	$3.3	$(10.6)	$6.9

(A) Deduction from reserve for purpose for which reserve was created. For leased aircraft return provisions, the balance is reclassified to other long-term liabilities if the lease is extended on the underlying aircraft.

EXHIBIT INDEX

Certain of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference from the document described in parenthesis. Certain others are filed herewith.

*3.1	Articles of Incorporation of Alaska Airlines, Inc. as amended through March 7, 1991 (Exhibit 3.1 to Form 10-Q for the six months ended June 30, 2002)

**3.2	Bylaws of Alaska Airlines, Inc. as amended and in effect November 4, 1997

*4.1	Trust Indentures and Security Agreement for Alaska Airlines Equipment Trust Certificates, Series A and B (Exhibit No. 4(a)(1) to Form S-3, Amendment No. 1, Registration No. 33-46668)

*4.2	Trust Indentures and Security Agreement for Alaska Airlines Equipment Trust Certificates, Series C and D (Exhibit No. 4(a)(1) to Form S-3, Amendment No. 2, Registration No. 33-46668)

*4.3	Participation Agreement for Alaska Airlines Equipment Trust Certificates, Series A and B (Exhibit No. 4(b)(1) to Form S-3, Amendment No. 1, Registration No. 33-46668)

*4.4	Participation Agreement for Alaska Airlines Equipment Trust Certificates, Series C and D (Exhibit No. 4(b)(1) to Form S-3, Amendment No. 2, Registration No. 33-46668)

*4.5	Lease Agreement for Alaska Airlines Equipment Trust Certificates (Exhibit No. 4(b)(2) to Form S-3, Registration No. 33-46668)

*10	Employment agreement between Alaska Airlines, Inc. and George D. Bagley (Exhibit 10 to Alaska Air Group, Inc. First Quarter 2002 10-Q)***

*10.1	Alaska Air Group, Inc. Performance Based Pay Plan (formerly “Management Incentive Plan”)*** (Exhibit 10.19 to Alaska Air Group, Inc. Third Quarter 2004 10-Q)

**10.2	2004 Alaska Air Group, Inc. Long-Term Incentive Equity Plan and form of stock option and restricted stock unit agreements***

*10.3	Alaska Air Group, Inc. 1988 Stock Option Plan, as amended through May 19, 1992 (Alaska Air Group, Inc. Registration Statement No. 33-52242)***

*#10.4	Lease Agreement dated January 22, 1990 between International Lease Finance Corporation and Alaska Airlines, Inc. for the lease of a B737-400 aircraft, summaries of 19 substantially identical lease agreements and Letter Agreement #1 dated January 22, 1990 (Exhibit 10-14 to 1990 Alaska Air Group, Inc. 10-K)

*#10.4(a)	Agreement dated September 18, 1996 between Alaska Airlines, Inc. and Boeing for the purchase of 12 Boeing 737-400 aircraft (Exhibit 10.1 to Third Quarter 1996 Alaska Air Group, Inc. 10-Q)

*#10.4(b)	Supplemental Agreement 6 to Agreement dated September 18, 1996 between Alaska Airlines, Inc. and Boeing for the purchase of 12 Boeing 737-400 aircraft (Exhibit 10.5(b) to 2002 Alaska Air Group, Inc. Form 10-K)

*10.5	Alaska Air Group, Inc. 1981 Supplementary Retirement Plan for Elected Officers, as amended by First Amendment to the Alaska Airlines, Inc. and Alaska Air Group, Inc. Supplementary Retirement Plan for Officers (Exhibit 10.15 to Alaska Air Group, Inc. 1997 10-K)***

*10.6	Alaska Air Group, Inc. 1995 Supplementary Retirement Plan for Elected Officers, as amended by First Amendment to the Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan and Second Amendment to the Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan (Exhibit 10.16 to Alaska Air Group, Inc. 1997 10-K)***

*10.8	Alaska Air Group, Inc. 1996 Long-Term Incentive Equity Plan (Registration Statement 333-09547)***

*10.9	Alaska Air Group, Inc. Non Employee Director Stock Plan (Registration Statement 333-33727)***

*10.11	Alaska Air Group, Inc. 1997 Non Officer Long-Term Incentive Equity Plan (Registration Statement 333-39899)***

*10.15	Alaska Air Group, Inc. 1999 Long-Term Incentive Equity Plan (Registration Statement 333-87563)***

*10.16	Alaska Air Group, Inc. Change of Control Agreement dated October 27, 1999 (Exhibit 10.18 to Alaska Air Group, Inc.1999 Form 10-K)

*10.17	Alaska Air Group, Inc. Nonqualified Deferred Compensation Plan, as amended by First Amendment to the Alaska Air Group, Inc. Nonqualified Deferred Compensation Plan (Exhibit 10.17 to Alaska Air Group, Inc. Amendment No. 1 to Registration Statement No. 333-107177 dated September 23, 2003)

**10.19	Supplemental retirement plan arrangement dated as of December 29, 1996 between Alaska Airlines, Inc. and George Bagley***

**12.1	Calculation of Ratio of Earnings to Fixed Charges

**23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP)

**23.2	Consent of Independent Registered Public Accounting Firm(Deloitte & Touche LLP)

**31.1	Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

**31.2	Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

**32.1	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

**32.2	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Previously filed.

**	Filed herewith.

***	Indicates management contract or compensatory plan or arrangement.

#	Confidential treatment was requested as to a portion of this document.