Form 10-Q
period 2005-03-31
ALASKA AIRLINES INC
filed 2005-05-06
CIK 3202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     The registrant has 500 common shares, par value $1.00, outstanding at March 31, 2005.

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Financial Statements
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
ITEM 4. Controls and Procedures
PART II OTHER INFORMATION
ITEM 1. Legal Proceedings
ITEM 6. Exhibits
Signatures
EXHIBIT INDEX
EXHIBIT 10.1
EXHIBIT 18.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits
Signatures

Cautionary Note regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. Some of the things that could cause our actual results to differ from our expectations are: changes in our operating costs including fuel, which can be volatile; the competitive environment and other trends in our industry; our ability to meet our cost reduction goals; labor disputes; economic conditions; our reliance on automated systems; actual or threatened terrorist attacks, global instability and potential U.S. military actions or activities; changes in laws and regulations; liability and other claims asserted against us; failure to expand our business; interest rates and the availability of financing; our ability to attract and retain qualified personnel; changes in our business plans; our significant indebtedness; downgrades of our credit ratings; and inflation. For a discussion of these and other risk factors, see Item 7 of the Company’s Annual Report for the year ended December 31, 2004 on Form 10-K under the caption “Risk Factors.” All of the forward-looking statements are qualified in their entirety by reference to the risk factors discussed therein. These risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict such new risk factors, nor can it assess the impact, if any, of such new risk factors on our business or events described in any forward-looking statements. We disclaim any obligation to publicly update or revise any forward-looking statements after the date of this report to conform them to actual results. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements
BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

ASSETS

	March 31,	December 31,
(In Millions)	2005	2004

Current Assets
Cash and cash equivalents	$272.2	$54.1
Marketable securities	491.1	819.6
Receivables from related companies	131.3	64.9
Receivables — net	112.4	91.9
Inventories and supplies — net	18.6	17.0
Deferred income taxes	72.3	66.6
Fuel hedge contracts	108.2	57.9
Prepaid expenses and other current assets	38.2	38.9

Total Current Assets	1,244.3	1,210.9

Property and Equipment
Flight equipment	2,023.0	2,101.7
Other property and equipment	391.8	396.6
Deposits for future flight equipment	61.9	39.5

	2,476.7	2,537.8
Less accumulated depreciation and amortization	833.2	809.6

Total Property and Equipment — Net	1,643.5	1,728.2

Intangible Assets	38.6	38.6

Fuel Hedge Contracts	56.6	26.6

Other Assets	79.0	77.6

Total Assets	$3,062.0	$3,081.9

See accompanying notes to condensed financial statements.

BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER’S EQUITY

	March 31,	December 31,
(In Millions Except Share Amounts)	2005	2004

Current Liabilities
Accounts payable	$122.9	$125.9
Payables to related companies	7.0	5.7
Accrued aircraft rent	64.2	68.2
Accrued wages, vacation and payroll taxes	116.1	119.6
Other accrued liabilities	309.3	291.8
Air traffic liability	339.4	249.4
Current portion of long-term debt and capital lease obligations	51.7	51.1

Total Current Liabilities	1,010.6	911.7

Long-Term Debt and Capital Lease Obligations	789.0	798.2

Other Liabilities and Credits
Deferred income taxes	122.2	158.9
Deferred revenue	302.1	299.2
Other liabilities	232.8	237.3

	657.1	695.4

Commitments and Contingencies

Shareholder’s Equity
Common stock, $1 par value
Authorized: 1,000 shares Issued: 2005 and 2004 - 500 shares	—	—
Capital in excess of par value	451.4	451.4
Deferred stock-based compensation	(2.6)	(2.9)
Accumulated other comprehensive loss	(83.5)	(82.7)
Retained earnings	240.0	310.8

	605.3	676.6

Total Liabilities and Shareholder’s Equity	$3,062.0	$3,081.9

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)
Alaska Airlines, Inc.

Three Months Ended March 31
(In Millions)	2005	2004

Operating Revenues
Passenger	$471.3	$449.3
Freight and mail	19.3	17.7
Other — net	32.7	24.3

Total Operating Revenues	523.3	491.3

Operating Expenses
Wages and benefits	199.7	200.8
Contracted services	27.8	23.1
Aircraft fuel	127.6	93.6
Aircraft maintenance	50.1	43.5
Aircraft rent	28.4	29.5
Food and beverage service	10.9	11.2
Other selling expenses and commissions	32.7	33.9
Depreciation and amortization	30.3	32.8
Loss on sale of assets	—	0.8
Landing fees and other rentals	40.6	33.2
Other	38.4	36.9
Restructuring charges, primarily write-off of Oakland leasehold improvements	7.4	—

Total Operating Expenses	593.9	539.3

Operating Loss	(70.6)	(48.0)

Nonoperating Income (Expense)
Interest income	6.3	5.3
Interest expense	(11.5)	(10.8)
Interest capitalized	0.7	0.1
Fuel hedging gains	93.4	0.4
Other — net	(2.9)	(0.2)

	86.0	(5.2)

Income (loss) before income tax and accounting change	15.4	(53.2)
Income tax expense (benefit)	6.1	(18.8)

Income (loss) before accounting change	$9.3	$(34.4)
Cumulative effect on accounting change, net of tax	(80.1)	—

Net Loss	$(70.8)	$(34.4)

Pro Forma Results (assuming change in method of accounting was applied retrospectively):
Pro forma net loss	—	$(31.3)

See accompanying notes to condensed financial statements.

CONDENSED STATEMENT OF SHAREHOLDER’S EQUITY (unaudited)
Alaska Airlines, Inc.

		Capital in	Deferred
	Common	Excess of	Stock-Based	Accumulated Other	Retained
(In Millions)	Stock	Par Value	Compensation	Comprehensive Loss	Earnings	Total

Balances at December 31, 2004	$0.0	$451.4	$(2.9)	$(82.7)	$310.8	$676.6

Net loss for the three months ended March 31, 2005					(70.8)	(70.8)
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value				(0.5)
Reclassification to earnings				2.5
Income tax effect				(0.7)

				1.3		1.3

Related to fuel hedges:
Reclassification to earnings				(3.4)
Income tax effect				1.3

				(2.1)		(2.1)

Total comprehensive loss						(71.6)

Amortization of deferred stock-based compensation			0.3			0.3

Balances at March 31, 2005	$0.0	$451.4	$(2.6)	$(83.5)	$240.0	$605.3

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
Alaska Airlines, Inc.

Three Months Ended March 31 (In Millions)	2005	2004

Cash flows from operating activities:
Net loss	$(70.8)	$(34.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change, net of tax effect	80.1	—
Restructuring charges, primarily write-off of Oakland leasehold improvements	7.4	—
Depreciation and amortization	30.3	32.8
Amortization of airframe and engine overhauls	—	16.9
Stock-based compensation	0.3
Changes in fair values of open fuel hedge contracts	(83.7)	—
Loss on sale of assets	—	0.8
Changes in deferred income taxes	5.7	(18.7)
Increase in receivables — net	(86.9)	(66.7)
(Increase) decrease in prepaid expenses and other current assets	0.7	(7.2)
Increase in air traffic liability	90.0	71.8
Increase in other current liabilities	8.6	12.1
(Decrease) increase in deferred revenue and other-net	(1.8)	18.7

Net cash provided by (used in) operating activities	(20.1)	26.1

Cash flows from investing activities:
Proceeds from disposition of assets	1.8	3.9
Purchases of marketable securities	(127.0)	(187.9)
Sales and maturities of marketable securities	457.4	142.3
Property and equipment additions:
Aircraft purchase deposits	(41.1)	(3.2)
Capitalized overhauls	—	(10.9)
Aircraft	(32.1)	(36.9)
Other flight equipment	(1.0)	(0.9)
Other property	(10.4)	(4.9)
Restricted deposits and other	(0.7)	(3.2)

Net cash provided by (used in) investing activities	246.9	(101.7)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	—	62.6
Proceeds from issuance of intercompany long-term debt	—	—
Long-term debt and capital lease payments	(8.6)	(14.8)
Capital contribution from Air Group	—	—

Net cash provided by (used in) financing activities	(8.6)	47.8

Net change in cash and cash equivalents	218.1	(27.8)
Cash and cash equivalents at beginning of period	54.1	192.5

Cash and cash equivalents at end of period	$272.2	$164.7

Supplemental disclosure of cash paid during the period for:
Interest (net of amount capitalized)	$8.1	$8.0
Income taxes	0.7	-

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
Alaska Airlines, Inc.

Note 1. Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

The accompanying unaudited condensed financial statements of Alaska Airlines, Inc. (Alaska or the Company) should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments have been made which are necessary to present fairly the Company’s financial position as of March 31, 2005, as well as the results of operations for the three months ended March 31, 2005 and 2004. The adjustments made were of a normal recurring nature. The Company is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group) whose principal subsidiaries are Alaska and Horizon Air Industries, Inc. (Horizon).

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In preparing these condensed financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Significant estimates made include assumptions used to record liabilities, expenses and revenues associated with the Company’s Mileage Plan, amounts to be paid to lessors upon aircraft lease terminations, the fair market value of surplus or impaired aircraft, engines and parts, assumptions used in the calculations of pension expense in the Company’s Defined Benefit Plans and the amounts of certain accrued liabilities. Actual results may differ the Company’s estimates.

Reclassifications

Certain reclassifications have been made to conform the prior year’s data to the current format.

Stock Options

The Company applies the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for stock options.

The following table represents the pro forma net income (loss) before accounting change and pro forma net loss per share (EPS) had compensation cost for the Company’s stock options been determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” In accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and then amortized ratably over the vesting period.

	Three Months Ended March 31,
	2005	2004

Income (loss) before accounting change (in millions)

Income (loss) as reported	$9.3	$(34.4)
Add: Total stock-based compensation expense recognized under the intrinsic value-based method, net of related tax	0.2	—
Deduct: Total stock-based compensation expense determined under fair value- based methods for all awards, net of related tax	(0.8)	(0.9)

Pro forma income (loss) before accounting change	$8.7	$(35.3)

Net loss as reported	$(70.8)	$(34.4)
Add: Total stock-based compensation expense recognized under the intrinsic value-based method, net of related tax	0.2	—
Deduct: Total stock-based compensation expense determined under fair value- based methods for all awards, net of related tax	(0.8)	(0.9)

Pro forma net loss	$(71.4)	$(35.3)

During the fourth quarter of 2004, the Financial Accounting Standards Board issued SFAS 123R, “Share Based Payment: An Amendment of SFAS Nos. 123 and 95”. The new standard requires companies to recognize as expense the fair value of stock options and other equity-based compensation issued to employees as of the grant date. This new standard will apply to both stock options that we grant to employees and our Employee Stock Purchase Plan, which features a look-back provision and allows employees to purchase stock at a 15% discount. Our options are typically granted with graded vesting provisions, and we intend to amortize compensation cost over the service period using the straight line method. Due to a recent decision by the Securities and Exchange Commission, implementation of SFAS 123R will be effective January 1, 2006. We intend to use the “modified prospective method” upon adoption whereby previously awarded but unvested equity awards are accounted for in accordance with SFAS 123R and prospective amounts are recognized in the income statement instead of simply being disclosed. Once adopted, we expect our stock based compensation expense, as measured under SFAS 123R, will be approximately $6 to $10 million per year on a pre-tax basis.

Note 2. Change in Accounting Principle

Effective January 1, 2005, the Company changed its method of accounting for major airframe and engine overhauls from the capitalize and amortize method to the direct expense method. Under the former method, these costs were capitalized and amortized to maintenance expense over the shorter of the life of the overhaul or the remaining lease term. Under the direct expense method, overhaul costs are expensed as incurred. The Company believes that the direct expense method is preferable because it eliminates the judgment and estimation needed to determine overhaul versus repair allocations in maintenance activities. Additionally, the Company’s approved maintenance program for the majority of its airframes now focuses more on shorter, but more frequent, maintenance visits that result in a higher portion of the work being repair activity. Management also believes that the direct expense method is the predominant method used in the airline industry. Accordingly, effective January 1, 2005, the Company wrote off the net book value of its previously capitalized airframe and engine overhauls for all aircraft in a charge totaling $128.2 million pre-tax ($80.1 million after tax). The Company does not believe disclosing the effect of adopting the direct expense method on net income for the period ended March 31, 2005 provides meaningful information because of changes in the Company’s maintenance program, including the execution of a “power by the hour” maintenance agreement with a third party in late 2004.

Note 3. Restructuring Charges

During March 2005, the Company notified the Port of Oakland of its decision to terminate the lease for the Oakland hangar as part of its ongoing restructuring efforts. Accordingly, the Company has recorded an impairment charge for the leasehold improvements that will be abandoned as a result of the lease termination. Additionally, the Company has recorded a charge for certain costs associated with the lease termination.

The following table displays the activity and balance of the asset impairment and lease termination costs components of the Company’s restructuring reserve as of and for the three months ended March 31, 2005 ($ in millions):

Asset Impairment and Lease Termination Costs

Balance at December 31, 2004	$0.0
Asset impairment charge	7.7
Write-off of impaired assets	(7.7)
Lease termination costs	0.3
Cash payments	(0.1)

Balance at March 31, 2005	$0.2

During the third quarter of 2004, the Company announced a management reorganization and the closure of its Oakland heavy maintenance base, contracting out of the Company’s fleet service and ground support equipment and facility maintenance, as well as other initiatives. In total, these restructuring activities are expected to result in a reduction of approximately 900 employees.

The following table displays the activity and balance of the severance and related costs components of the Company’s restructuring reserve as of and for the three months ended March 31, 2005. The restructuring adjustment relates to our change in estimated costs of medical coverage extended to impacted employees. We expect to record similar adjustments in future quarters as actual medical costs become known. There were no restructuring charges during the first quarter of 2004 ($ in millions):

Severance and Related Costs

Balance at December 31, 2004	$38.7
Restructuring adjustment	(0.6)
Cash payments	(20.3)

Balance at March 31, 2005	$17.8

The Company will make the majority of the remaining cash payments during the second quarter of 2005.

Note 4. Related Company Transactions

The Company periodically loans Horizon funds at varying interest rates. All amounts are payable on demand. Interest income recognized related to the Horizon loans totaled $0.7 million during each of the quarters ended March 31, 2005 and 2004, respectively. At March 31, 2005, receivables from related companies include $113.2 million from Horizon, $9.3 million from Alaska Air Group Leasing (AAGL) and $8.8 million from Air Group. At March 31, 2005, payables to related companies include $1.0 million to Horizon, $0.4 million to AAGL and $5.6 million to Air Group.

The Company has an agreement with Horizon to provide revenue sharing on certain markets. Under the arrangement, the Company makes a monthly payment to Horizon for markets that provide connecting traffic to the Company but create losses for Horizon (the incentive markets). The payment is based on fully allocated cost for Horizon to provide the transportation service, plus a specified margin if the Company has an operating profit for the quarter. Incentive markets are analyzed quarterly and the monthly reimbursement amount is adjusted to reflect the prior quarter’s actual performance. The Company made incentive payments to Horizon of $2.0 million during each of the quarters ended March 31, 2004 and 2005.

The Company also provides certain services to Horizon for which the Company receives payment from Horizon based on the cost of the services, including personnel expenses related to development and maintenance of alaskaair.com, the maintenance of telecommunications lines and related software, personnel and systems expenses to process Horizon’s revenue transactions, and printing and graphics services. The Company also pays certain leasing and other facilities costs on Horizon’s behalf that are reimbursed monthly by Horizon. Total amounts received by the

Company from Horizon were $2.7 million and $2.3 million for the quarters ended March 31, 2005 and 2004, respectively.

For the quarters ended March 31, 2005 and 2004, charges for ground services provided by the Company to Horizon totaled $.4 million and $.6 million, respectively. For the quarters ended March 31, 2005 and 2004, charges for ground services provided by Horizon to the Company totaled $1.3 million and $1.2 million, respectively.

Note 5. Derivative Financial Instruments

The Company records all derivative instruments, all of which are currently fuel hedge contracts, on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income, depending on the type of hedging instrument and the effectiveness of the hedges.

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel, which accounted for 21.8% and 17.4% of 2005 and 2004 operating expenses (excluding restructuring charges), respectively. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company enters into swap agreements and call options for crude oil.

Because of variations in the spread between the prices of West Texas Intermediate crude oil and jet fuel since the second quarter of 2004, the Company’s hedge contracts are not “highly correlated” to changes in prices of aircraft fuel, as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The impacts on the Company’s reported results are as follows:

•	All changes in the fair value of fuel hedge contracts that existed as of March 31, 2004 or hedge positions entered into subsequent to March 31, 2004 are reported in other non-operating income (expense).

•	Reported fuel expense includes only the effective portion of gains associated with hedge positions that settled during the current period on contracts that existed at March 31, 2004 to the extent that mark-to-market gains were already included in Accumulated Other Comprehensive Loss at March 31, 2004.

The following table summarizes fuel hedging gains and changes in fair value of hedging contracts outstanding as of March 31, 2005 and 2004 (in millions):

	Three Months Ended March 31
	2005	2004

Fuel expense before hedge activities (“raw” or “into-plane” fuel cost)	$131.0	$96.7
Less: gains on settled hedges included in fuel expense	(3.4)	(3.1)

GAAP fuel expense	$127.6	$93.6

Less: gains on settled hedges included in nonoperating income (expense)	(15.7)	—

Economic fuel expense	$111.9	$93.6

Mark-to-market hedging gains included in nonoperating income (expense)	$77.7	$0.4

Fuel hedge positions entered into by Alaska are currently as follows:

	Approximate % of		Approximate Crude
	Expected Fuel	Gallons Hedged	Oil Price per
	Requirements	(in millions)	Barrel
Second Quarter 2005	50%	45.2	$28.97
Third Quarter 2005	50%	48.5	$28.81
Fourth Quarter 2005	50%	43.8	$31.85
First Quarter 2006	50%	44.2	$35.70
Second Quarter 2006	50%	46.5	$39.76
Third Quarter 2006	40%	39.9	$41.58
Fourth Quarter 2006	30%	27.1	$42.70
First Quarter 2007	20%	18.2	$43.09
Second Quarter 2007	15%	14.4	$43.86
Third Quarter 2007	15%	15.4	$43.50
Fourth Quarter 2007	10%	9.3	$47.29
First Quarter 2008	5%	4.7	$51.56

The fair values of the Company’s fuel hedge positions for the period ended March 31, 2005 and December 31, 2004 were $164.8 million and $84.5 million, respectively, and are presented as fuel hedge contracts in the balance sheets.

Note 6. Other Assets

Other assets consisted of the following (in millions):

	March 31, 2005	December 31, 2004

Restricted deposits (primarily restricted investments)	$67.5	$66.3
Deferred costs and other	11.5	11.3

	$79.0	$77.6

Note 7. Mileage Plan

Alaska’s Mileage Plan liabilities are included under the following balance sheet captions (in millions):

2004	March 31, 2005	December 31, 2004

Current Liabilities:
Other accrued liabilities	$149.5	$136.6
Other Liabilities and Credits (non-current):
Deferred revenue	257.9	252.9
Other liabilities	20.1	19.8

	$427.5	$409.3

Note 8. Employee Benefit Plans

Pension Plans-Qualified Defined Benefit

Net pension expense for the three months ended March 31 included the following components (in millions):

	March 31, 2005	March 31, 2004

Service cost	$13.7	$13.7
Interest cost	12.9	12.0
Expected return on assets	(12.5)	(10.7)
Amortization of prior service cost	1.2	1.3
Actuarial gain	3.6	3.7

Net pension expense	$18.9	$20.0

The Company made $16.5 million in contributions to its defined benefit pension plans during the three months ended March 31, 2004. The Company made $19.3 million in contributions during the three months ended March 31, 2005, and expects to contribute an additional $38.5 million to these plans during the remainder of 2005.

Pension Plans-Nonqualified Defined Benefit

Net pension expense for the unfunded, noncontributory defined benefit plans for the three months ended March 31 included the following components (in millions):

	March 31, 2005	March 31, 2004

Service cost	$ 0.3	$ 0.3
Interest cost	0.4	0.5
Actuarial gain	0.1	0.2

Net pension expense	$ 0.8	$ 1.0

Postretirement Medical Benefits

Net periodic benefit cost for the postretirement medical plans for the three months ended March 31 included the following components:

	March 31, 2005	March 31, 2004

Service cost	$ 1.0	$ 1.2
Interest cost	1.1	1.3
Amortization of prior service cost	(0.1)	(0.1)
Actuarial gain	0.5	0.7

Net periodic benefit cost	$ 2.5	$ 3.1

Note 9. Long-term Debt and Capital Lease Obligations

At March 31, 2005 and December 31, 2004, long-term debt and capital lease obligations were as follows (in millions):

	2005	2004

Fixed rate notes payable due through 2015	$357.7	$361.3
Variable rate notes payable due through 2018	482.7	487.6

Long-term debt	840.4	848.9
Capital lease obligations	0.3	0.4
Less current portion	(51.7)	(51.1)

	$789.0	$798.2

During 2004, the Company repaid its $150 million credit facility and, on December 23, 2004, that facility expired. On March 25, 2005, the Company finalized a $160 million variable rate credit facility with a syndicate of financial institutions that will expire in March 2008. The interest rate on the credit facility varies depending on certain financial ratios specified in the agreement with a minimum interest rate of LIBOR plus 200 basis points. Any borrowings will be secured by either aircraft or cash collateral. This credit facility contains contractual restrictions and requires maintenance of specific levels of net worth, maintenance of certain debt and leases to net worth, leverage and fixed charge coverage ratios, and limits on liens, asset dispositions, dividends, and certain other expenditures. Such provisions restrict the Company from distributing any funds to its parent, Air Group, in the form of dividends and limit the amount of funds the Company can loan to Air Group. As of March 31, 2005, $300.0 million was available to loan to Air Group without violating the covenants in the credit facility. As of March 31, 2005, there are no outstanding borrowings on this credit facility.

Note 10. Contingencies

The Company’s former pilot contract provided that, if a negotiated agreement on the entire contract was not reached by December 15, 2004, ten contract issues plus wage rates would be submitted to an interest arbitrator. The arbitration became effective on May 1, 2005 and resulted in an average pilot wage reduction of approximately 26%, various work rule changes, and higher employee health care contributions. No changes were made to the pilots’ pension or profit sharing plans.

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

The Company could potentially be responsible for environmental remediation costs primarily related to jet fuel and other petroleum contamination that occurs in the normal course of business at various owned or leased locations in the Company’s system. The Company has established an accrual for estimated remediation costs for known contamination based on information currently available. The accrual was not significant at March 31, 2005.

Alaska Airlines Financial and Statistical Data (unaudited)

	Three Months Ended March 31
					%
Financial Data (in millions):	2005		2004		Change
Operating Revenues:
Passenger	$471.3		$449.3		4.9
Freight and mail	19.3		17.7		9.0
Other — net	32.7		24.3		34.6

Total Operating Revenues	523.3		491.3		6.5

Operating Expenses:
Wages and benefits	199.7		200.8		(0.5)
Contracted services	27.8		23.1		20.3
Aircraft fuel	127.6		93.6		36.3
Aircraft maintenance	50.1		43.5		15.2
Aircraft rent	28.4		29.5		(3.7)
Food and beverage service	10.9		11.2		(2.7)
Other selling expenses and commissions	32.7		33.9		(3.5)
Depreciation and amortization	30.3		32.8		(7.6)
Loss on sale of assets	—		0.8		NM
Landing fees and other rentals	40.6		33.2		22.3
Other	38.4		36.9		4.1
Restructuring charges, primarily write-off of Oakland leasehold improvements	7.4		—		NM

Total Operating Expenses	593.9		539.3		10.1

Operating Loss	(70.6)		(48.0)		NM

Interest income	6.3		5.3
Interest expense	(11.5)		(10.8)
Interest capitalized	0.7		0.1
Fuel hedging gains	93.4		0.4
Other — net	(2.9)		(0.2)

	86.0		(5.2)

Income (Loss) Before Income Tax	$15.4		$(53.2)		NM

Operating Statistics:
Revenue passengers (000)	3,851		3,592		7.2
RPMs (000,000)	3,897		3,580		8.9
ASMs (000,000)	5,370		5,178		3.7
Passenger load factor	72.6%		69.1%		3.5 pts
Yield per passenger mile	12.09	¢	12.55	¢	(3.7)
Operating revenue per ASM	9.74	¢	9.49	¢	2.6
Operating expenses per ASM (a)	11.06	¢	10.42	¢	6.1
Operating expenses per ASM excluding fuel and restructuring charges (a)	8.55	¢	8.61	¢	(0.7)
Raw fuel cost per gallon (a)	155.6	¢	116.6	¢	33.4
GAAP fuel cost per gallon (a)	151.5	¢	112.9	¢	34.2
Economic fuel cost per gallon (a)	132.9	¢	112.9	¢	17.7
Fuel gallons (000,000)	84		83		1.6
Average number of employees	9,219		9,984		(7.7)
Aircraft utilization (blk hrs/day)	11		10		2.9
Operating fleet at period-end	109		108		0.9

NM = Not Meaningful

(a) See Note A on Page 18

Note A:

Pursuant to Item 10 of Regulation S-K, we are providing disclosure of the reconciliation of reported non-GAAP financial measures to their most directly comparable financial measures reported on a GAAP basis. The non-GAAP financial measures provide management the ability to measure and monitor performance both with and without the cost of aircraft fuel (including the gains and losses associated with our fuel hedging program where appropriate), restructuring charges, and aircraft impairment charges. Because the cost and availability of aircraft fuel are subject to many economic and political factors beyond our control and we record changes in the fair value of our hedge portfolio in our income statement, it is our view that the measurement and monitoring of performance without fuel is important. In addition, we believe the disclosure of financial performance without impairment and restructuring charges is useful to investors. Finally, these non-GAAP financial measures are also more comparable to financial measures reported to the Department of Transportation by other major network airlines.

The following tables reconcile our non-GAAP financial measures to the most directly comparable GAAP financial measures for Alaska Airlines, Inc.:

($ in millions)	Three Months Ended March 31,
	2005	2004
Unit cost reconciliations:
Operating expenses	$593.9	$539.3
ASMs (000,000)	5,370	5,178

Operating expenses per ASM	11.06 ¢	10.42 ¢

Operating expenses	$593.9	$539.3
Less: aircraft fuel	(127.6)	(93.6)
Less: restructuring charges	(7.4)	—

Operating expense excluding fuel & restructuring charges	$458.9	$445.7
ASMs (000,000)	5,370	5,178

Operating expense per ASM excluding fuel	8.55 ¢	8.61 ¢

Reconciliation from GAAP pre-tax income (loss):
Pretax income (loss) reported GAAP amounts	$15.4	$(53.2)
Less: mark-to-market hedging gains included in nonoperating income (expense)	(77.7)	(0.4)
Add: Restructuring charges	7.4	—

Pretax loss excluding restructuring charges and mark-to-market hedging gains	$(54.9)	$(53.6)

Aircraft fuel reconciliations:

	Three Months Ended March 31,
	2005		2004
	(in millions)	Cost/Gal	(in millions)	Cost/Gal

Fuel expense before hedge activities (“raw” or “into-plane” fuel cost)	$131.0	$1.56	$96.7	$1.17
Less: gains on settled hedges included in fuel expense	(3.4)	(0.04)	(3.1)	(0.04)

GAAP fuel expense	$127.6	$1.52	$93.6	$1.13
Less: gains on settled hedges included in nonoperating income (expense)	(15.7)	(0.19)	—	—

Economic fuel expense	$111.9	$1.33	$93.6	$1.13

Fuel gallons (000,000)	84.2		82.9

Mark-to-market gains (losses) included in non-operating income related to hedges that settle in future periods	$77.7		$0.4

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

Alaska’s filings with the Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at www.alaskaair.com. The information contained on our website is not a part of this quarterly report on Form 10-Q. As used in this Form 10-Q, the terms “Alaska,” “our,” “we” and the “Company” refer to Alaska Airlines, Inc. unless the context indicates otherwise.

First Quarter in Review and Current Events

In the first quarter of 2005, revenues continued to improve over the first quarter of last year due to record passenger traffic. Ticket yields, however, continued to decline year over year, although we began to see some improvement in ticket prices in the latter part of the quarter. Operating expenses remain an area of focus. Operating expenses per available seat mile increasd 6.1% to 11.06 cents compared to the first quarter of 2004. We continued to show improvement in our unit costs excluding fuel and restructuring charges during the first quarter of 2005, although the rate of improvement slowed compared to recent quarters. Our cost per available seat mile excluding fuel and restructuring charges declined 0.7% to 8.55 cents in the first quarter of 2005.

Fuel is a major component of our operating costs and fuel prices reached record highs in the first quarter. Our operational performance, measured by on-time arrivals and departures, declined from the first quarter of 2004. In order to improve our operational performance, we have recently reduced our capacity throughout the remainder of 2005 from our original expectations.

Accounting Change

Effective January 1, 2005, we changed our method of accounting for major airframe and engine overhauls from the capitalize and amortize method to the direct expense method. Accordingly, effective January 1, 2005, we wrote off the net book value of our previously capitalized airframe and engine overhauls for all aircraft in a charge totaling $128.2 million pre-tax ($80.1 million after tax). See Note 2 to our condensed financial statements for further details.

Restructuring Charges

Asset impairment and rental charges of $8.0 million related to our decision to terminate the lease at our Oakland heavy maintenance base were recorded in the first quarter of 2005. During the third quarter of 2004, Alaska announced a management reorganization and the closure of its Oakland heavy maintenance base, contracting out of related heavy maintenance, contracting out of the Company’s fleet service, ground support equipment and facility maintenance functions, maintenance shops and other initiatives. In total, we believe these restructuring activities will result in a reduction of approximately 900 employees when fully implemented through the first half of 2005. Severance and related costs associated with this restructuring were estimated and recorded at $53.4 million in 2004. Cash paid during the first quarter of 2005 was $20.3 million and an adjustment of $0.6 million was recorded to reduce the estimated accrual for related medical benefits. We expect savings from these job-related initiatives to be approximately $35 million per year when fully implemented.

As part of our ongoing cost saving initiatives, we continue to look at all aspects of our business. In the remainder of 2005, we may contract out other activities or initiate other restructuring activities which would result in further restructuring charges.

Labor Costs and Negotiations

Despite ongoing negotiations in late 2003 and much of 2004, we were unable to reach a new agreement with the Air Line Pilots Association (ALPA) and, therefore submitted to binding arbitration, the decision of which became effective on May 1, 2005. The arbitration resulted in an average pilot wage reduction of approximately 26%, various work rule changes resulting in productivity improvements, and higher employee health care contributions. No changes were made to the pilots’ pension or profit sharing plans.

We continue to pursue the restructuring of our other labor agreements so that they are in line with what we believe to be market. Our objectives as we restructure these agreements are to achieve market labor costs, productivity and employee benefit costs. For example, we recently presented a contract offer to the International Association of Machinists (IAM, representing our ramp workers) and believe that this work group is in the process of voting on our offer. The offer, as presented, includes a generous voluntary severance package (similar to that used with our mechanics in Oakland and the voluntary management reductions), wage reductions, and work rule changes. If we are unable to reach an agreement with the IAM, we may subcontract our Seattle ramp operations to a third party in the near future. During the first quarter of 2005, we executed an agreement with a third party that would provide ramp operations in Seattle if we are unable to reach a negotiated agreement.

Mark-to-Market Fuel Hedging Gains

Beginning in the second quarter of 2004, we lost the ability to defer, as a component of comprehensive income, recognition of any unrealized gain or loss on our fuel hedge contracts until the hedged fuel is consumed. We lost this ability because the price correlation between crude oil, the commodity we use to hedge, and West Coast jet fuel fell below required thresholds. For more discussion, see Note 5 to our condensed financial statements.

The implications of this change are twofold: First, our earnings are more volatile as we mark our entire hedge portfolio to market each quarter-end and report the gain or loss in other non-operating income or expense, even though the actual consumption will take place in a future period. In times of rising fuel prices such as the first quarter of 2005, this will have the effect of increasing our reported net income or decreasing our reported net loss. Our mark-to-market gains recorded in the first quarter of 2005 for contracts that settle in future periods were $77.7 million compared to $0.4 million in the first quarter of 2004. Second, to a large extent, the impact of our fuel hedge program will not be reflected in fuel expense. In the first quarter of 2005, we recorded gains from settled fuel hedges totaling $19.1 million, but only $3.4 million of that gain is reflected as an offset to fuel expense with the balance reported in other non-operating income. In the first quarter of 2004, gains of $3.1 million on settled hedges were recorded as an offset to fuel expense and there were no gains recorded in non-operating income related to settled hedges.

We have provided information on mark-to-market gains or losses, as well as calculations of our economic fuel cost per gallon on page 18.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices.

Outlook

For 2005, we expect a capacity increase of slightly under 2% over 2004 capacity. We have recently reduced our estimated capacity increase because of schedule reductions that are being made to improve operational reliability. The expected capacity increase is due largely to the annualization of additional seats added to the B737-400 fleet during the fourth quarter of 2004 and the addition of three B737-800s, two of which were added in the first quarter of 2005, offset by the retirement of two B737-200s in 2004.

During the first quarter of 2005, we announced service to Dallas/Fort Worth beginning in July 2005.

RESULTS OF OPERATIONS

Revenues

Operating revenues increased $32.0 million, or 6.5%, during the first quarter of 2005 as compared to the same period in 2004. The increase in revenues resulted from an 8.9% increase in passenger traffic, offset by a 3.7% decline in ticket yields. For the three months ended March 31, 2005, capacity increased 3.7% as compared to 2004. The capacity increases are primarily due to the annualization of additional seats added to the B737-400 fleet during the fourth quarter of 2004 and the addition of two B737-800s in the first quarter of 2005, partially offset by the retirement of two B737-200s in 2004. The traffic increase of 8.9% outpaced the capacity increase of 3.7%, resulting in an increase in load factor from 69.1% to 72.6%. The decline in yield per passenger mile was a result of continued industry-wide pricing pressure, dropping 3.7% compared to the first quarter of 2004, although yields improved as the quarter progressed. We expect that load factors will continue to be strong and that yields and passenger unit revenues will begin to stabilize or trend slightly higher through the second quarter of 2005.

Freight and mail revenues increased $1.6 million, or 9.0%, because of a new mail contract we have in the State of Alaska offset by lower freight revenues.

Other-net revenues increased $8.4 million, or 34.6%, due largely to an increase in Mileage Plan revenues, resulting from higher award redemption on our partner airlines and an increase in cash receipts from miles sold, and, to a lesser extent, higher revenues from our contract flying with PenAir which started in January 2004.

Operating Expenses

For the three months ended March 31, 2005, total operating expenses increased $54.6 million, or 10.1%, as compared to the same period in 2004. Operating expenses per ASM increased 6.1% from 10.42 cents in the first quarter of 2004 to 11.06 cents in the first quarter of 2005. The increase in operating expenses per ASM is due largely to significant increases in fuel costs, contracted services costs, aircraft maintenance, and landing fees and other rental costs, offset by a decline in depreciation and amortization, aircraft rent, and other selling expenses and commissions. Operating expense per ASM excluding fuel and restructuring charges decreased by 0.7% to 8.55 cents per ASM compared to 8.61 cents per ASM in 2004. Excluding any benefit from labor cost reductions, our estimates of costs per ASM, excluding fuel and restructuring or impairment charges, for the second quarter, third quarter, fourth quarter and full year of 2005 are 7.85 cents, 7.20 cents, 7.80 cents and between 7.80 and 7.85 cents, respectively. We are evaluating the impact of the pilot arbitration results and expect to provide updated cost estimates in May.

Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits remained relatively flat, decreasing $1.1 million, or 0.5%, during the first quarter of 2005. Wages were favorably impacted by the restructuring initiatives announced in August and September of 2004, largely offset by an increase in pilot wages, a new performance-based incentive program for all employees, and an increase in medical and pension benefits. During the first quarter of 2005, there were 9,219 full-time equivalents (FTEs), which is down by 765 FTEs from 2004 on a 3.7% increase in capacity.

•	Contracted services increased $4.7 million, or 20.3%, due largely to the contracting out of the Company’s fleet service and ground service equipment and facility maintenance and costs associated with the service to Dutch Harbor, Alaska, which was contracted to PenAir in January 2004 and grew through the first quarter of 2004.

•	Aircraft fuel increased $34.0 million, or 36.3%, due to a 34.2% increase in the GAAP fuel cost per gallon and a 1.6% increase in fuel gallons consumed. The increase in aircraft fuel expense is inclusive of $3.4 million of gains from settled hedges. During the first quarter of 2005, Alaska also realized $15.7 million of hedge gains, which are recorded in other non-operating income. After including all hedge gains recorded during the quarter, our “economic,” or net, fuel expense increased $18.3 million, or 19.6%, over the same period in 2004. Our economic fuel cost per gallon increased 17.7% over the first quarter of 2004 from $1.13 to $1.33.

See page 18 for a table summarizing fuel cost per gallon realized by Alaska (the economic cost per gallon), the cost per gallon on a GAAP basis (including hedging gains recorded in aircraft fuel and non-operating income (expense)) and fuel cost per gallon excluding all hedging activities.

•	Aircraft maintenance increased $6.6 million, or 15.2%, due largely to our power-by-the-hour maintenance agreement, whereby we expense B737-400 engine maintenance on a block-hour basis, regardless of whether the work was actually performed during the period. Other factors causing the increase were the contracting out of related heavy maintenance to third parties, which resulted in a shift of costs from wages and benefits into aircraft maintenance and the change in our accounting policy regarding engine and airframe overhauls (see Note 2 to our condensed financial statements). Our current expectation is that aircraft maintenance costs will be up approximately $3.0 million in the second quarter, $9.0 million in the third quarter, and $4.0 million in the fourth quarter compared to the prior year periods.

•	Aircraft rent decreased $1.1 million, or 3.7%, due to lower rates on extended leases.

•	Other selling expenses and commissions decreased $1.2 million, or 3.5%, due to a decline in advertising expense, offset by increases in commissions and codeshare fees.

•	Depreciation and amortization decreased $2.5 million, or 7.6%. The first quarter of 2004 included accelerated depreciation on the planned retirement of three Boeing 737-200Cs. In the second quarter of 2004, we recorded an impairment charge of $36.8 million to reduce the carrying value of the Boeing 737-200C fleet, which results in lower depreciation expense in future periods.

•	Landing fees and other rentals increased $7.4 million, or 22.3%. The higher rates primarily reflect higher joint-use fees in Los Angeles and exclusive rental fees at Seattle and Anchorage (including a $1.3 million adjustment in 2005 from the Port of Seattle related to 2004), combined with modest volume growth. We expect landing fees and other rentals to continue to increase as a result of airport facility expansions and increased costs for security due to unfunded government mandates.

•	Other expense increased $1.5 million, or 4.1%, primarily reflecting increases in professional services costs, personnel and crew costs, passenger remuneration costs, and supplies costs.

Nonoperating Income (Expense)

Net nonoperating income was $86.0 million in the first quarter of 2005 compared to net expense of $5.2 million during the same period of 2004. Interest income increased $1.0 million due to a larger average marketable securities portfolio in the first quarter of 2005.

Fuel hedging gains include $15.7 million in gains from fuel hedging contracts settled in the first quarter in 2005 compared to none in 2004. In addition, fuel hedging gains include net mark-to-market gains on unsettled hedge contracts of $77.7 million in 2005 and $0.4 million in 2004.

Income Tax Expense (Benefit)

We file a consolidated tax return with Air Group and other Air Group subsidiaries. Each member of the consolidated group calculations its tax provision and tax liability, if applicable, on a separate-entity basis. Accounting standards require us to provide for income taxes each quarter based on either our estimate of the effective tax rate for the full year or the actual year-to-date effective tax rate if it is our best estimate of our annual expectation. The volatility of airfares and fuel prices and the seasonality of our business make it difficult to accurately forecast full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as employee per diem costs, relative to pretax profit or loss. Our effective income tax rate on pre-tax income before the accounting change for the first quarter of 2005 is 39.6%. We applied our estimated 2005 year-to-date composite rate of 37.5% for the cumulative effect of the accounting change. In arriving at these rates, we considered a variety of factors, including year-to-date pretax results, the U.S. federal rate of 35%, estimated year-to-date nondeductible expenses and estimated state income taxes. We evaluate our tax rate each quarter and make adjustments when necessary.

Change in Accounting Policy

Effective January 1, 2005, the Company changed its method of accounting for major airframe and engine overhauls from the capitalize and amortize method to the direct expense method. Under the capitalize and amortize method, these costs were capitalized and amortized to maintenance expense over the shorter of the life of the overhaul or the remaining lease term. Under the direct expense method, overhaul costs are expensed as incurred. The Company believes that the direct expense method is preferable because it eliminates the judgment and estimation needed to determine overhaul versus repair allocations in maintenance activities. Additionally, the Company’s approved maintenance program for the majority of its airframes now focuses more on shorter, but more frequent, maintenance visits that result in a higher portion of the work being repair activity. Management also believes that the direct expense method is the predominant method used in the airline industry. Accordingly, effective January 1, 2005, the Company wrote off the net book value of its previously capitalized airframe and engine overhauls for all aircraft in a charge totaling $128.2 million pre-tax ($80.1 million after tax). The Company does not believe disclosing the effect of adopting the direct expense method on net income for the period ended March 31, 2005 provides meaningful information because of changes in the Company’s maintenance program, including the execution of a “Power by the hour” maintenance agreement with a third party in late 2004.

Critical Accounting Estimates

For information on our other critical accounting policies, see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004.

Liquidity and Capital Resources

The table below presents the major indicators of financial condition and liquidity.

	March 31, 2005	December 31, 2004	Change

	(In millions, except per share and debt-to-capital amounts)
Cash and marketable securities	$763.3	$873.7	$(110.4)
Working capital	233.7	299.2	(65.5)
Long-term debt and capital lease obligations	789.0	798.2	(9.2)
Shareholder’s equity	605.3	676.6	(71.3)
Long-term debt-to-capital	57%:43%	54%:46%	NA
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	72%:28%	70%:30%	NA

During the three months ended March 31, 2005, our cash and marketable securities decreased $110.4 million to $763.3 million. This decrease reflects cash used for property and equipment additions, net of proceeds from asset dispositions, of $82.8 million, cash used in financing activities of $8.6 million, and cash used in operating activities of $20.1 million.

Cash Provided by (Used in) Operating Activities

During the first quarter of 2005, cash used in operating activities was $20.1 million, compared to cash provided by operating activities of $26.1 million during the same period of 2004. The decline was driven by sharp increases in fuel costs, partially offset by higher revenues.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities was $246.9 million during the first quarter of 2005, compared to cash used in investing activities of $101.7 million during the same period of 2004. We had net sales of marketable securities of $330.4 million and $82.8 million for property and equipment additions, net of proceeds from asset dispositions. During the three months ended March 31, 2005, our aircraft related capital expenditures, net of proceeds from asset dispositions, increased $29.9 million as compared to the same period of 2004, primarily as a result of one new aircraft purchase in 2005. As of January 1, 2005, we no longer have capital expenditures related to overhauls as those maintenance activities are expensed as incurred under our maintenance accounting policy adopted on that date.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $8.6 million during the first quarter of 2005 compared to net cash provided by financing activities of $47.8 million during the same period of 2004. There were no new debt issuances in the first quarter of 2005. There were normal long-term debt payments of $8.6 million during 2005.

We plan to meet our capital and operating commitments through cash flow from operations and from cash and marketable securities on hand at March 31, 2005 of $763.3 million.

Bank Line of Credit Facility

During 2004, Alaska repaid its $150 million credit facility and, on December 23, 2004, that facility expired. On March 25, 2005, Alaska Airlines, Inc. finalized a $160 million variable rate credit facility with a syndicate of financial institutions that will expire in March 2008. Any borrowings will be secured by either aircraft or cash collateral. The interest rate on credit facility varies depending on certain financial ratios specified in the agreement with a minimum interest rate of LIBOR plus 200 basis points.

This credit facility contains contractual restrictions and requires maintenance of specific levels of net worth, maintenance of certain debt and leases to net worth, leverage and fixed charge coverage ratios, and limits on liens, asset dispositions, dividends, and certain other expenditures. Such provisions restrict us from distributing any funds to Air Group in the form of dividends and limit the amount of funds we can loan to Air Group. As of March 31, 2005, $300.0 million was available to loan to Air Group without violating the covenants in the credit facility. As of March 31, 2005, there are no outstanding borrowings on this credit facility and the Company has no immediate plans to borrow using this credit facility.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Aircraft Purchase Commitments

At March 31, 2005, Alaska had firm orders for 4 aircraft requiring aggregate payments of approximately $110.4 million, as set forth below. In addition, Alaska had options to acquire 23 additional B737’s. Alaska expects to finance the firm orders and, to the extent exercised, the option aircraft with leases, long-term debt or internally generated cash. We expect to purchase the B737-800 to be delivered in July with cash on hand.

The following table summarizes aircraft purchase commitments and payments by year:

Delivery Period - Firm Orders
April 1 – December 31,						Beyond
Aircraft	2005	2006	2007	2008	2009	2009	Total

Boeing 737-800	1	3	—	—	—	—	4
Payments (Millions)	$46.6	$63.8	$—	$—	$—	$—	$110.4

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of March 31, 2005. This table excludes contributions to our various pension plans, which we expect to be approximately $55 million to $65 million per year through 2008.

April 1 – December 31,						Beyond
(in millions)	2005	2006	2007	2008	2009	2009	Total

Current and long-term debt and capital lease obligations	$42.5	$54.6	$57.6	$60.7	$64.4	$560.9	$840.7
Operating lease commitments	140.3	201.0	118.1	114.1	103.9	496.8	$1,174.2
Aircraft purchase commitments	46.6	63.8	—	—	—	—	$110.4
Interest obligations (1)	36.3	42.9	39.9	38.1	33.1	99.6	$289.9
Other purchase obligations (2)	21.1	29.1	29.4	29.7	30.0	154.5	$293.8

Total	$286.8	$391.4	$245.0	$242.6	$231.4	$1,311.8	$2,709.0

(1)	For variable rate debt, future obligations are shown above using interest rates in effect as of March 31, 2005.

(2)	Includes obligations under our long-term power-by-the-hour maintenance agreement.

New Accounting Standards

During the fourth quarter of 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, “Share Based Payment: An Amendment of SFAS Nos. 123 and 95”. The new standard requires companies to recognize as expense the fair value of stock options and other equity based compensation issued to employees as of the grant date. This new standard will apply to both stock options that we grant to employees and our Employee Stock Purchase Plan, which features a look-back provision and allows employees to purchase stock at a 15% discount. Our options are typically granted with graded vesting provisions, and we intend to amortize compensation cost over the service period using the straight line method. Due to a recent decision by the Securities and Exchange Commission, implementation of SFAS 123R will be effective January 1, 2006. We intend to use the “modified prospective method” upon adoption whereby previously awarded but unvested equity awards are accounted for in accordance with SFAS 123R and prospective amounts are recognized in the income statement instead of simply being disclosed. Once adopted, we expect our stock based compensation expense, as measured under SFAS 123R, will be approximately $6 to $10 million per year on a pre-tax basis.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset

Retirement Obligations — an interpretation of FASB Statement No. 143.” FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The FIN also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of our fiscal year ending December 31, 2005. FIN 47 is not expected to have a significant impact on our financial position, results of operations or cash flows.

Effect of Inflation - Inflation and price changes other than for aircraft fuel do not have a significant effect on our operating revenues, operating expenses and operating income.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from the information provided in Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our 2004 10-K except as follows:

Fuel Hedging

We purchase jet fuel at prevailing market prices, and seek to manage the risk of price fluctuations through execution of a documented hedging strategy. We utilize derivative financial instruments as hedges to decrease our exposure to the volatility of jet fuel prices. We believe there is risk in not hedging against the possibility of fuel price increases. At March 31, 2005, we had fuel hedge contracts in place to hedge 137.5 million gallons of our expected jet fuel usage during the remainder of 2005, 157.7 million gallons in 2006, 57.3 million gallons in 2007, and 4.7 million gallons in 2008. This represents 50%, 42%, 15%, and 1% of our anticipated fuel consumption in 2005, 2006, 2007, and 2008, respectively. Prices of these agreements range from $28.81 to $51.56 per crude oil barrel. We estimate that a 10% increase or decrease in crude oil prices as of March 31, 2005 would impact the fair value of our hedge portfolio by approximately $47.1 million and $44.6 million, respectively.

As of March 31, 2005 and December 31, 2004, the fair values of our fuel hedge positions were $164.8 million and $84.5 million, respectively. Of these amounts, $108.2 million of the 2005 fair value amounts and $57.9 million of the 2004 fair value amounts were included in current assets in the balance sheet based on settlement dates for the underlying contracts. The remaining $56.7 million 2005 fair value and $26.6 million 2004 fair value is reflected as a non-current asset in the balance sheet.

ITEM 4. Controls and Procedures

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is communicated to our certifying officers on a timely basis.

Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective.

We made no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2005, that our certifying officers concluded materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

We intend to regularly review and evaluate the design and effectiveness of our disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and to improve these controls and procedures over time and to correct any deficiencies that we may discover in the future. While we believe the present design of our disclosure controls and procedures and internal controls over financial reporting are effective, future events affecting our business may cause us to modify our controls and procedures in the future.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

Our former pilot contract provided that, if a negotiated agreement on the entire contract could not be reached by December 15, 2004, ten contract issues plus wage rates would be submitted to an interest arbitrator. Issues submitted generally related to pension plans, medical insurance, profit sharing, code sharing and work rules. The parties did not reach an agreement, and the issues were submitted to binding arbitration, resulting in a decision that became effective on May 1, 2005. The arbitration resulted in an average pilot wage decrease of approximately 26%, various work rule changes resulting in productivity improvements and higher employee health care contributions. No changes were made to the pilots’ pension or profit sharing plans.

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

See Exhibit Index on page 31.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA AIR GROUP, INC.

Registrant

Date: May 6, 2005

By:	/s/ Brandon S. Pedersen
Brandon S. Pedersen
Staff Vice President/Finance and Controller

By:	/s/ Bradley D. Tilden

Bradley D. Tilden
Executive Vice President/Finance and Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit No.	Description

10.1(1)	Credit Agreement dated as of March 25, 2005 among Alaska Airlines, Inc., as borrower, Bank of America, N.A. as administrative agent, Citicorp USA, Inc. as syndication agent, U.S. Bank National Association as documentation agent, and other lenders.

18.1(1)	Letter from KPMG LLP regarding change in accounting principle

31.1(1)	Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2(1)	Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1(1)	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2(1)	Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(1)	Filed herewith.