Form 10-Q
period 2005-09-30
ALASKA AIRLINES INC
filed 2005-11-09
CIK 3202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The registrant has 500 common shares, par value $1.00, outstanding at September 30, 2005.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements

BALANCE SHEETS (unaudited)

Alaska Airlines, Inc.

ASSETS

(In Millions)	September 30, 2005	December 31, 2004
Current Assets
Cash and cash equivalents	$26.5	$27.8
Marketable securities	719.0	845.9
Restricted securities lending collateral	76.5	—
Receivables from related companies	63.6	64.9
Receivables - net	123.4	91.9
Inventories and supplies - net	20.7	17.0
Deferred income taxes	54.5	66.6
Fuel hedge contracts	122.4	57.9
Prepaid expenses and other current assets	50.3	38.9

Total Current Assets	1,256.9	1,210.9

Property and Equipment
Flight equipment	2,081.9	2,101.7
Other property and equipment	396.1	396.6
Aircraft purchase deposits	191.7	39.5

	2,669.7	2,537.8
Less accumulated depreciation and amortization	887.3	809.6

Total Property and Equipment - Net	1,782.4	1,728.2

Intangible Assets	38.6	38.6

Fuel Hedge Contracts	61.9	26.6

Other Assets	86.8	77.6

Total Assets	$3,226.6	$3,081.9

See accompanying notes to condensed financial statements.

BALANCE SHEETS (unaudited)

Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER’S EQUITY

(In Millions Except Share Amounts)	September 30, 2005	December 31, 2004
Current Liabilities
Accounts payable	$119.7	$125.9
Payables to related companies	16.3	5.7
Accrued aircraft rent	61.7	68.2
Accrued wages, vacation and payroll taxes	81.0	119.6
Other accrued liabilities	330.8	291.8
Air traffic liability	319.6	249.4
Securities lending obligation	76.5	—
Current portion of long-term debt and capital lease obligations	53.5	51.1

Total Current Liabilities	1,059.1	911.7

Long-Term Debt and Capital Lease Obligations	761.5	798.2

Other Liabilities and Credits
Deferred income taxes	160.8	158.9
Deferred revenue	271.1	259.3
Other liabilities	277.2	277.2

	709.1	695.4

Commitments and Contingencies
Shareholder’s Equity
Common stock, $1 par value
Authorized: 1,000 shares
Issued: 2005 and 2004 - 500 shares	—	—
Capital in excess of par value	457.2	451.4
Deferred stock-based compensation	(7.6)	(2.9)
Accumulated other comprehensive loss	(87.9)	(82.7)
Retained earnings	335.2	310.8

	696.9	676.6

Total Liabilities and Shareholder’s Equity	$3,226.6	$3,081.9

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

Alaska Airlines, Inc.

Three Months Ended September 30 (In Millions)	2005	2004
Operating Revenues
Passenger	$624.1	$576.6
Freight and mail	25.2	24.5
Other - net	40.0	31.7

Total Operating Revenues	689.3	632.8

Operating Expenses
Wages and benefits	174.5	207.3
Contracted services	27.6	17.8
Aircraft fuel	176.6	130.2
Aircraft maintenance	43.2	27.1
Aircraft rent	29.5	28.1
Food and beverage service	12.8	13.7
Selling expenses	34.0	35.9
Depreciation and amortization	31.9	32.0
Landing fees and other rentals	40.4	37.6
Other	39.8	34.6
Restructuring charges	(1.4)	27.5

Total Operating Expenses	608.9	591.8

Operating Income	80.4	41.0

Nonoperating Income (Expense)
Interest income	9.2	8.4
Interest expense	(13.0)	(11.6)
Interest capitalized	2.6	0.4
Fuel hedging gains	54.8	58.8
Other - net	(1.0)	0.9

	52.6	56.9

Income before income tax	133.0	97.9
Income tax expense	50.7	36.9

Net Income	$82.3	$61.0

Pro Forma Results (assuming change in method of accounting was applied retrospectively):
Pro Forma Net Income	NA	$71.1

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

Alaska Airlines, Inc.

Nine Months Ended September 30 (In Millions)	2005	2004
Operating Revenues
Passenger	$1,656.6	$1,545.8
Freight and mail	68.4	65.3
Other - net	103.9	90.6

Total Operating Revenues	1,828.9	1,701.7

Operating Expenses
Wages and benefits	556.2	611.8
Contracted services	87.0	70.3
Aircraft fuel	455.7	336.4
Aircraft maintenance	143.5	111.3
Aircraft rent	87.2	85.5
Food and beverage service	35.2	37.9
Selling expenses	97.9	101.1
Depreciation and amortization	92.9	95.2
Landing fees and other rentals	121.5	106.1
Other	119.7	110.4
Restructuring charges	20.7	27.5
Impairment of aircraft and related spare parts	—	36.8

Total Operating Expenses	1,817.5	1,730.3

Operating Income (Loss)	11.4	(28.6)

Nonoperating Income (Expense)
Interest income	23.1	20.0
Interest expense	(36.9)	(33.1)
Interest capitalized	4.5	0.7
Fuel hedging gains	172.1	82.1
Other - net	(3.7)	0.8

	159.1	70.5

Income before income tax and accounting change	170.5	41.9
Income tax expense	66.0	18.0

Income before accounting change	104.5	23.9
Cumulative effect of accounting change, net of tax	(80.1)	—

Net Income	$24.4	$23.9

Pro Forma Results (assuming change in method of accounting was applied retrospectively):
Pro Forma Net Income	NA	$40.4

See accompanying notes to condensed financial statements.

CONDENSED STATEMENT OF SHAREHOLDER’S EQUITY (unaudited)

Alaska Airlines, Inc.

(In Millions)	Common Stock	Capital in Excess of Par Value	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at December 31, 2004	$—	$451.4	$(2.9)	$(82.7)	$310.8	$676.6

Net income for the nine months ended September 30, 2005					24.4	24.4
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value				(2.2)
Reclassification to earnings				3.3
Income tax effect				(0.4)

				0.7		0.7

Related to fuel hedges:
Reclassification to earnings				(9.4)
Income tax effect				3.5

				(5.9)		(5.9)

Total comprehensive loss						19.2
Deferred stock-based compensation		5.8	(5.8)			—
Amortization of deferred stock-based compensation			1.1			1.1

Balances at September 30, 2005	$—	$457.2	$(7.6)	$(87.9)	$335.2	$696.9

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

Alaska Airlines, Inc.

Nine Months Ended September 30 (In Millions)	2005	2004
Cash flows from operating activities:
Net income	$24.4	$23.9
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax effect	80.1	—
Restructuring charges	20.7	27.5
Impairment of aircraft and related spare parts	—	36.8
Depreciation and amortization	92.9	95.2
Amortization of airframe and engine overhauls	—	43.2
Stock-based compensation	1.1	—
Changes in fair values of open fuel hedge contracts	(109.2)	(69.3)
Loss (gain) on sale of assets	2.6	(0.6)
Changes in deferred income taxes	62.1	20.4
(Increase) decrease in receivables - net	(30.2)	7.3
Increase in prepaid expenses and other current assets	(14.6)	(2.7)
Increase in air traffic liability	70.2	42.0
Increase (decrease) in other current liabilities	(15.0)	32.2
Increase in deferred revenue and other-net	3.9	31.4

Net cash provided by operating activities	189.0	287.3

Cash flows from investing activities:
Proceeds from disposition of assets	2.2	10.1
Purchases of marketable securities	(908.7)	(717.0)
Sales and maturities of marketable securities	1,036.7	615.9
Securities lending collateral	(76.5)	—
Securities lending obligation	76.5	—
Property and equipment additions:
Aircraft and aircraft purchase deposits	(225.4)	(47.2)
Capitalized overhauls	—	(38.8)
Other flight equipment	(29.3)	(10.7)
Other property and equipment	(21.8)	(24.2)
Restricted deposits and other	(9.7)	(8.6)

Net cash used in investing activities	(156.0)	(220.5)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	—	94.6
Long-term debt and capital lease payments	(34.3)	(193.1)

Net cash used in financing activities	(34.3)	(98.5)

Net change in cash and cash equivalents	(1.3)	(31.7)
Cash and cash equivalents at beginning of period	27.8	192.5

Cash and cash equivalents at end of period	$26.5	$160.8

Supplemental disclosure of cash paid during the period for:
Interest (net of amount capitalized)	$28.9	$30.1
Income taxes	(1.8)	3.3
Noncash investing and financing activities:
Credit received for flight deposits deferred in other liabilities	9.7	—

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

Alaska Airlines, Inc.

Note 1.	Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

The accompanying unaudited condensed financial statements of Alaska Airlines, Inc. (Alaska or the Company) should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments have been made which are necessary to present fairly the Company’s financial position as of September 30, 2005, as well as the results of operations for the three and nine months ended September 30, 2005 and 2004. The adjustments made were of a normal recurring nature. The Company is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group) whose principal subsidiaries are Alaska and Horizon Air Industries, Inc. (Horizon).

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

Securities Lending

From time to time, the Company lends certain marketable securities to third parties for a time period of less than one year. During the time period in which these securities are loaned to the third parties, the Company requires cash collateral for 102% of the daily market value of the loaned securities. This cash collateral is restricted and is deposited with a lending agent and invested by that agent in accordance with the Company’s guidelines to generate additional income, which is shared with the lending agent. As of September 30, 2005, the Company had $74.8 million of securities on loan under the program. These affected securities are included as marketable securities and included in current assets. The Company maintains full ownership rights to the securities loaned and continues to earn interest and appreciation on them. The Company has an indemnification agreement with the lending agent in the event a borrower becomes insolvent or fails to return securities. The cash collateral is classified in current assets as restricted securities lending collateral in our consolidated balance sheets and the related liability is classified in current liabilities as securities lending obligation.

Stock Options

The Company applies the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for stock options granted by Air Group to the Company’s employees.

The following table represents the pro forma net income (loss) before accounting change and pro forma net loss per share (EPS) had compensation cost for the Company’s stock options been determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” In accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and then amortized ratably over the vesting period (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income before accounting change as reported	$82.3	$61.0	$104.5	$23.9
Add: Total stock-based compensation expense recognized under the intrinsic value-based method, net of related tax	0.3	—	0.6	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1.0)	(0.9)	(2.9)	(3.0)

Pro forma income before accounting change	$81.6	$60.1	$102.2	$20.9

Net income as reported	$82.3	$61.0	$24.4	$23.9
Add: Total stock-based compensation expense recognized under the intrinsic value-based method, net of related tax	0.3	—	0.6	—
Deduct: Total stock-based compensation expense determined under fair value- based methods for all awards, net of related tax	(1.0)	(0.9)	(2.9)	(3.0)

Pro forma net income	$81.6	$60.1	$22.1	$20.9

During the fourth quarter of 2004, the Financial Accounting Standards Board issued SFAS 123R, “Share Based Payment: An Amendment of SFAS Nos. 123 and 95”. The new standard requires companies to recognize as expense the fair value of stock options and other equity-based compensation issued to employees as of the grant date. This new standard will apply to both stock options that Air Group grants to the Company’s employees and the Employee Stock Purchase Plan, which features a look-back provision and allows employees to purchase Air Group stock at a 15% discount. Implementation of SFAS 123R will be effective January 1, 2006. Options are typically granted with ratable vesting provisions, and the Company intends to amortize compensation cost over the service period using the straight-line method. The Company intends to use the “modified prospective method” upon adoption whereby previously awarded but unvested equity awards are accounted for in accordance with SFAS 123R and prospective amounts are recognized in the income statement instead of simply being disclosed. Once adopted, the Company expects that stock-based compensation expense, as measured under SFAS 123R, will be approximately $6 million to $10 million per year on a pre-tax basis.

Note 2.	Change in Accounting Principle

Effective January 1, 2005, the Company changed its method of accounting for major airframe and engine overhauls from the capitalize and amortize method to the direct expense method. Under the former method, these costs were capitalized and amortized to maintenance expense over the shorter of the life of the overhaul or the remaining lease term. Under the direct expense method, overhaul costs are expensed as incurred. The Company believes that the direct expense method is preferable because it eliminates the judgment and estimation needed to determine overhaul versus repair allocations in maintenance activities. Additionally, the Company’s approved maintenance program for the majority of its airframes now focuses more on shorter, but more frequent, maintenance visits. Management also believes that the direct expense method is the predominant method used in the airline industry. Accordingly, effective January 1, 2005, the Company wrote off the net book value of its previously capitalized airframe and engine overhauls for all aircraft in a charge totaling $128.2 million pre-tax ($80.1 million after tax). The Company does not believe disclosing the effect of adopting the direct expense method on net income for the period ended September 30, 2005 provides meaningful information because of changes in the Company’s maintenance program, including the execution of a “power by the hour” engine maintenance agreement with a third party in late 2004.

Note 3.	Restructuring Charges

During the second quarter of 2005, the Company contracted out ramp services at the Seattle-Tacoma International Airport. This event resulted in a reduction of approximately 475 employees in Seattle. Severance and related costs associated with this restructuring were originally estimated at $16.1 million, which was recorded in the second quarter.

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

The following table displays the activity and balance of the severance and related costs components of the Company’s restructuring accrual as of and for the nine months ended September 30, 2005. The restructuring charge adjustment relates to our changes in estimated costs of medical coverage extended to impacted employees and a change in the number of employees affected since the original accrual was recorded. The Company expects to record additional adjustments in future quarters as the number of impacted employees that select the extended medical coverage becomes known.

Accrual for Severance and Related Costs

	Nine Months Ended September 30,
	2005	2004
Balance at December 31, 2004 and 2003, respectively	$38.7	$—
Restructuring charges	16.1	27.5
Restructuring charge adjustments	(3.4)	—
Cash payments	(44.3)	(1.2)

Balance at September 30, 2005 and 2004, respectively	$7.1	$26.3

The Company will make the majority of the remaining cash payments in the fourth quarter of 2005. The accrual for severance and related costs at September 30, 2005 is included in accrued wages, vacation and payroll taxes in the consolidated balance sheets.

During March 2005, the Company notified the Port of Oakland of its decision to terminate the lease for the Oakland hangar as part of its ongoing restructuring efforts. Accordingly, the Company recorded an impairment charge of $7.7 million in the first quarter of 2005 for the leasehold improvements that will be abandoned as a result of the lease termination. Additionally, the Company recorded a charge of $0.3 million for certain costs associated with the lease termination, which has been paid.

Note 4.	Related Company Transactions

The Company periodically loans Horizon funds at varying interest rates. All amounts are payable on demand. Interest income recognized related to the Horizon loans totaled $0.6 million and $0.4 million for the quarters ended September 30, 2005 and 2004, respectively, and $2.1 million and $1.7 million for the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005, receivables from related companies include $45.7 million from Horizon, $9.0 million from Alaska Air Group Leasing (AAGL) and $8.9 million from Air Group. At September 30, 2005, payables to related companies include $1.0 million to Horizon, $0.4 million to AAGL and $14.9 million to Air Group.

The Company has an agreement with Horizon to provide revenue sharing on certain markets. Under the arrangement, the Company makes a monthly payment to Horizon for markets that provide connecting traffic to the Company but create losses for Horizon (the incentive markets).

Alternatively, if the incentive markets are profitable for Horizon over a specified margin, Horizon will make a payment to the Company. The payment is based on fully allocated cost for Horizon to provide the transportation service, plus a specified margin if the Company has an operating profit for the quarter. Incentive markets are analyzed quarterly and the monthly reimbursement amount is adjusted to reflect the prior quarter’s actual performance. The Company received incentive payments from Horizon of $2.2 million during the third quarter of 2005 and paid incentive payments to Horizon of $5.1 million during the third quarter of 2004. During the nine months ended September 30, 2005 and 2004, the Company paid Horizon $0.5 million and $9.5 million, respectively.

The Company also provides certain services to Horizon for which the Company receives payment from Horizon based on the cost of the services, including personnel expenses related to development and maintenance of alaskaair.com, the maintenance of telecommunications lines and related software, personnel and systems expenses to process Horizon’s revenue transactions, and printing and graphics services. The Company also pays certain leasing and other facilities costs on Horizon’s behalf that are reimbursed monthly by Horizon. Total amounts received by the Company from Horizon were $2.9 million and $2.8 million for the quarters ended September 30, 2005 and 2004, respectively, and $8.3 million and $7.6 million for the nine months ended September 30, 2005 and 2004, respectively.

In the normal course of business, Alaska and Horizon provide certain ground handling services to the other company. Charges for ground services provided by the Company to Horizon totaled $0.7 million and $0.4 million during the quarters ended September 30, 2005 and 2004, respectively, and $1.9 and $1.5 for the nine months ended September 30, 2005 and 2004, respectively. Charges for ground services provided by Horizon to the Company totaled $1.6 million and $1.2 million for the quarters ended September 30, 2005 and 2004, respectively, and $4.3 million and $4.0 million for the nine months ended September 30, 2005 and 2004, respectively.

Note 5.	Derivative Financial Instruments

The Company records all derivative instruments, all of which are currently fuel hedge contracts, on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings.

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel, which accounted for approximately 21% of all of 2004 and 25% of year-to-date 2005 operating expenses (excluding impairment and restructuring charges). To manage economic risks associated with fluctuations in aircraft fuel prices, the Company enters into swap agreements and call options for crude oil.

Because of historical variations in the spread between the prices of West Texas Intermediate crude oil and jet fuel since the second quarter of 2004, the Company’s hedge contracts are not “highly correlated” to changes in prices of aircraft fuel, as defined in SFAS No. 133, “Accounting for

Derivative Instruments and Hedging Activities.” The impacts on the Company’s reported results are as follows:

•	All changes in the fair value of fuel hedge contracts since March 31, 2004 are reported in other non-operating income (expense).

•	Reported fuel expense includes only the effective portion of gains associated with hedge positions that settled during the current period on contracts that existed at March 31, 2004 to the extent that mark-to-market gains were already included in Accumulated Other Comprehensive Loss at March 31, 2004.

The following table summarizes realized fuel hedging gains and changes in fair value of hedging contracts outstanding as of September 30, 2005 and 2004 (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Fuel expense before hedge activities (“raw” or “into-plane” fuel cost)	$179.5	$133.7	$465.2	$347.4
Less: gains on settled hedges included in fuel expense	(2.9)	(3.5)	(9.5)	(11.0)

GAAP fuel expense	$176.6	$130.2	$455.7	$336.4

Less: gains on settled hedges included in nonoperating income (expense)	(34.9)	(8.5)	(71.9)	(11.7)

Economic fuel expense	$141.7	$121.7	$383.8	$324.7

Mark-to-market hedging gains included in nonoperating income (expense) related to hedges that settle in future periods, net of the classification of previously recorded mark-to-market gains to gains on settled hedges included in nonoperating income (expense)	$19.9	$50.3	$100.2	$70.4

Outstanding fuel hedge positions as of September 30, 2005 are as follows:

	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Approximate Crude Oil Price per Barrel
Fourth Quarter 2005	50%	43.8	$31.85
First Quarter 2006	50%	44.2	$35.70
Second Quarter 2006	50%	46.5	$39.76
Third Quarter 2006	40%	39.9	$41.58
Fourth Quarter 2006	30%	27.1	$42.70
First Quarter 2007	20%	18.2	$43.09
Second Quarter 2007	19%	18.5	$45.11
Third Quarter 2007	22%	22.6	$45.27
Fourth Quarter 2007	17%	15.5	$47.89
First Quarter 2008	11%	10.7	$50.44
Second Quarter 2008	6%	6.2	$49.26
Third Quarter 2008	6%	5.9	$48.97
Fourth Quarter 2008	5%	4.8	$48.68

The fair values of the Company’s fuel hedge positions for the period ended September 30, 2005 and December 31, 2004 were $184.3 million and $84.5 million, respectively, and are presented as fuel hedge contracts as both current and non-current assets in the consolidated balance sheets.

Note 6.	Other Assets

Other assets consisted of the following (in millions):

	September 30, 2005	December 31, 2004
Restricted deposits (primarily restricted investments)	$77.1	$66.3
Deferred costs and other	9.7	11.3

	$86.8	$77.6

Note 7.	Mileage Plan

Mileage Plan liabilities are included under the following balance sheet captions (in millions):

	September 30, 2005	December 31, 2004
Current Liabilities:
Other accrued liabilities	$159.0	$136.6
Other Liabilities and Credits (non-current):
Deferred revenue	265.9	252.9
Other liabilities	20.5	19.8

Total	$445.4	$409.3

Note 8.	Employee Benefit Plans

Pension Plans-Qualified Defined Benefit

Net pension expense for the three and nine months ended September 30 included the following components (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$13.3	$13.5	$38.8	$40.9
Interest cost	12.9	11.8	38.7	35.8
Expected return on assets	(12.5)	(10.9)	(37.5)	(32.3)
Amortization of prior service cost	1.2	1.1	3.6	3.7
Actuarial loss	3.6	3.6	10.8	11.0
SFAS No. 88 curtailment charge*	—	1.0	—	1.0

Net pension expense	$18.5	$20.1	$54.4	$60.1

*	In connection with the restructuring charges and the reductions in force as discussed in Note 3, the Company recorded curtailment charges pursuant to SFAS No.88 in 2004. These charges are included in restructing charges in the condensed consolidated financial statements.

The Company made $30.7 million and $69.3 million in contributions during the three and nine months ended September 30, 2005, respectively. The Company made $16.5 million and $49.4 million in contributions to its defined benefit pension plans during the three and nine months ended September 30, 2004, respectively.

Pension Plans-Nonqualified Defined Benefit

Net pension expense for the unfunded, noncontributory defined benefit plans for certain elected officers of the Company for the three and nine months ended September 30 included the following components (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$0.6	$0.2	$1.2	$0.8
Interest cost	0.4	0.4	1.2	1.4
Actuarial loss	0.1	0.1	0.3	0.5

Net pension expense	$1.1	$0.7	$2.7	$2.7

Postretirement Medical Benefits

Net periodic benefit cost for the postretirement medical plans for the three and nine months ended September 30 included the following components (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$1.1	$0.6	$3.1	$3.0
Interest cost	1.1	0.7	3.3	3.3
Amortization of prior service cost	(0.1)	(0.1)	(0.3)	(0.3)
Actuarial loss	0.5	0.4	1.5	1.8

Net periodic benefit cost	$2.6	$1.6	$7.6	$7.8

Note 9.	Long-term Debt and Capital Lease Obligations

At September 30, 2005 and December 31, 2004, long-term debt and capital lease obligations were as follows (in millions):

	2005	2004
Fixed rate notes payable due through 2020	$527.0	$361.3
Variable rate notes payable due through 2018	287.8	487.6

Long-term debt	814.8	848.9
Capital lease obligations	0.2	0.4
Less current portion	(53.5)	(51.1)

	$761.5	$798.2

During 2004, the Company repaid its $150 million credit facility and, on December 23, 2004, that facility expired. On March 25, 2005, the Company finalized a $160 million variable rate credit facility with a syndicate of financial institutions that will expire in March 2008. The interest rate on the credit facility varies depending on certain financial ratios specified in the agreement with a minimum interest rate of LIBOR plus 200 basis points. Any borrowings will be secured by either aircraft or cash collateral. This credit facility contains contractual restrictions and requires maintenance of specific levels of net worth, maintenance of certain debt and leases to net worth, leverage and fixed charge coverage ratios, and limits on liens, asset dispositions, dividends, and certain other expenditures. Such provisions restrict the Company from distributing any funds to its parent, Air Group, in the form of dividends and limit the amount of funds the Company can loan to Air Group. As of September 30, 2005, the Company could loan up to $300.0 million to Air Group without violating the covenants in the credit facility. As of September 30, 2005, there are no outstanding borrowings on this credit facility.

In the second and third quarters of 2005, the Company exercised its option under several of its existing variable rate long-term debt arrangements to fix the interest rates through maturity. The fixed rates on these affected debt arrangements range from 5.2% to 6.5%. These changes did not result in any gain or loss in the consolidated statements of operations.

Subsequent to the end of the third quarter of 2005, the Company finalized a pre-delivery payment facility to assist in its pre-delivery funding requirements on the purchase of B737-800 aircraft. See Note 12.

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

As of September 30, 2005, the Company has firm purchase commitments for 35 aircraft requiring aggregate future payments of approximately $1.1 billion. The Company expects to finance the firm orders and, to the extent exercised, the option aircraft with leases, long-term debt or internally generated cash.

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

In May 2005, the Air Line Pilots Association filed a lawsuit in federal district court in Seattle to overturn the current labor contract covering Alaska’s pilots as established by an arbitrator, which was effective May 1, 2005. On July 21, 2005, the Company filed a motion to dismiss the lawsuit. On October 28, 2005, the district court granted the Company’s motion to dismiss. This decision is subject to appeal.

In March 2005, the Company filed a claim against the International Association of Machinists (IAM) seeking to compel arbitration of the dispute regarding the subcontracting of the Company’s ramp service operation in Seattle. On May 10, 2005, the IAM filed a counter claim against the Company alleging that the Company violated the status quo and engaged in bad faith bargaining. On May 13, 2005, the Company announced that it had subcontracted the ramp service operation in Seattle, resulting in the immediate reduction of approximately 475 employees represented by the IAM. Shortly after this event, the IAM filed a motion for a preliminary injunction seeking to reverse the subcontracting by the Company. That motion was heard and denied by a federal court judge on June 2, 2005. The Company’s lawsuit is still pending in federal court and a September 2006 trial date has been set for the IAM’s counter claim. The Company has filed a motion to dismiss the IAM’s counter claim. At this time, the Company is not certain as to what the outcome will be.

Note 12.	Subsequent Events

On October 19, 2005, the Company finalized a $172 million variable rate revolving loan facility with a syndicate of lenders to provide a portion of the pre-delivery funding requirements of the Company’s purchase of up to 38 new Boeing 737-800 aircraft (23 of which are firm orders) under the current aircraft purchase agreement. The facility will expire on August 31, 2009. The interest rate is based on one-month LIBOR plus a specified margin. Any borrowings will be secured by the Company’s rights under the Boeing purchase agreement. The initial draw on the facility was $61.3 million, which was used to reimburse the Company for the facility’s portion of the pre-delivery payments made to date.

Alaska Airlines Financial and Statistical Data (Unaudited)

	Three Months Ended September 30						Nine Months Ended September 30
	2005		2004		% Change		2005		2004		% Change
Financial Data (in millions):
Operating Revenues:
Passenger	$624.1		$576.6		8.2%		$1,656.6		$1,545.8		7.2%
Freight and mail	25.2		24.5		2.9%		68.4		65.3		4.7%
Other - net	40.0		31.7		26.2%		103.9		90.6		14.7%

Total Operating Revenues	689.3		632.8		8.9%		1,828.9		1,701.7		7.5%

Operating Expenses:
Wages and benefits	174.5		207.3		-15.8%		556.2		611.8		-9.1%
Contracted services	27.6		17.8		55.1%		87.0		70.3		23.8%
Aircraft fuel	176.6		130.2		35.6%		455.7		336.4		35.5%
Aircraft maintenance	43.2		27.1		59.4%		143.5		111.3		28.9%
Aircraft rent	29.5		28.1		5.0%		87.2		85.5		2.0%
Food and beverage service	12.8		13.7		-6.6%		35.2		37.9		-7.1%
Selling expenses	34.0		35.9		-5.3%		97.9		101.1		-3.2%
Depreciation and amortization	31.9		32.0		-0.3%		92.9		95.2		-2.4%
Landing fees and other rentals	40.4		37.6		7.4%		121.5		106.1		14.5%
Other	39.8		34.6		15.0%		119.7		110.4		8.4%
Restructuring charges	(1.4)		27.5		NM		20.7		27.5		NM
Impairment of aircraft and related spare parts	—		—		NM		—		36.8		NM

Total Operating Expenses	608.9		591.8		2.9%		1,817.5		1,730.3		5.0%

Operating Income (Loss)	80.4		41.0		NM		11.4		(28.6)		NM

Interest income	9.2		8.4				23.1		20.0
Interest expense	(13.0)		(11.6)				(36.9)		(33.1)
Interest capitalized	2.6		0.4				4.5		0.7
Fuel hedging gains	54.8		58.8				172.1		82.1
Other—net	(1.0)		0.9				(3.7)		0.8

	52.6		56.9				159.1		70.5

Income Before Income Tax and Accounting Change	$133.0		$97.9		NM		$170.5		$41.9		NM

Operating Statistics:
Revenue passengers (000)	4,632		4,589		0.9%		12,715		12,296		3.4%
RPMs (000,000)	4,598		4,571		0.6%		12,812		12,255		4.5%
ASMs (000,000)	5,822		6,012		-3.2%		16,735		16,825		-0.5%
Passenger load factor	79.0%		76.0%		3.0	pts	76.6%		72.8%		3.8	pts
Yield per passenger mile	13.57	¢	12.62	¢	7.4%		12.93	¢	12.61	¢	2.5%
Operating revenue per ASM	11.84	¢	10.53	¢	12.4%		10.93	¢	10.11	¢	8.1%
Operating expenses per ASM (a)	10.46	¢	9.84	¢	6.1%		10.86	¢	10.28	¢	5.6%
Operating expense per ASM excluding fuel, navigation fee refund, restructuring and impairment charges(a)	7.53	¢	7.35	¢	2.4%		8.04	¢	7.95	¢	1.2%
Raw fuel cost per gallon (a)	$1.99		$1.40		41.8%		$1.78		$1.30		37.4%
GAAP fuel cost per gallon (a)	$1.95		$1.36		43.3%		$1.74		$1.26		38.6%
Economic fuel cost per gallon (a)	$1.56		$1.27		23.0%		$1.46		$1.21		20.8%
Fuel gallons (000,000)	90.4		95.8		-5.7%		260.8		267.6		-2.5%
Average number of employees	8,961		10,201		-12.2%		9,108		10,147		-10.2%
Aircraft utilization (blk hrs/day)	10.9		11.8		-7.6%		10.8		11.1		-2.7%
Operating fleet at period-end	110		107		2.8%		110		107		2.8%

NM = Not Meaningful

(a)	See Note A on Page 20

Note A:

Pursuant to Item 10 of Regulation S-K, we are providing disclosure of the reconciliation of reported non-GAAP financial measures to their most directly comparable financial measures reported on a GAAP basis. The non-GAAP financial measures provide management the ability to measure and monitor performance both with and without the cost of aircraft fuel (including the gains and losses associated with our fuel hedging program where appropriate), the navigation fee refund, restructuring charges, and aircraft impairment charges. Because the cost and availability of aircraft fuel are subject to many economic and political factors beyond our control and we record changes in the fair value of our hedge portfolio in our income statement, it is our view that the measurement and monitoring of performance without fuel is important. In addition, we believe the disclosure of financial performance without the navigation fee refund and impairment and restructuring charges is useful to investors. Finally, these non-GAAP financial measures are also more comparable to financial measures reported to the Department of Transportation by other major network airlines.

The following tables reconcile our non-GAAP financial measures to the most directly comparable GAAP financial measures for Alaska Airlines, Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2005	2004	2005	2004
Unit cost reconciliations:
Operating expenses	$608.9	$591.8	$1,817.5	$1,730.3
ASMs (000,000)	5,822	6,012	16,735	16,825

Operating expenses per ASM	10.46 ¢	9.84 ¢	10.86 ¢	10.28 ¢

Operating expenses	$608.9	$591.8	$1,817.5	$1,730.3
Less: aircraft fuel	(176.6)	(130.2)	(455.7)	(336.4)
Less: restructuring charges	1.4	(27.5)	(20.7)	(27.5)
Add: navigation fee refund	4.7	7.7	4.7	7.7
Less: impairment of aircraft	—	—	—	(36.8)

Operating expenses excluding fuel, navigation fee refund, restructuring and impairment charges	$438.4	$441.8	$1,345.8	$1,337.3
ASMs (000,000)	5,822	6,012	16,735	16,825

Operating expenses per ASM excluding fuel, navigation fee refund, restructuring and impairment charges	7.53 ¢	7.35 ¢	8.04 ¢	7.95 ¢

Reconciliation to GAAP income before taxes and accounting change:
Income before taxes and accounting change, excluding mark-to-market hedging gains, navigation fee refund, restructuring and impairment charges	$106.0	$64.1	$85.3	$24.8
Add: mark-to-market hedging gains included in nonoperating income (expense)	19.9	50.3	100.2	70.4
Less: restructuring charges	1.4	(27.5)	(20.7)	(27.5)
Add: navigation fee refund and related interest received	5.7	11.0	5.7	11.0
Less: impairment of aircraft and related spare parts	—	—	—	(36.8)

GAAP income before taxes and accounting change as reported	$133.0	$97.9	$170.5	$41.9

	Three Months Ended September 30,
	2005		2004
	(in millions)	Cost/Gal	(in millions)	Cost/Gal
Aircraft fuel reconciliations:
Fuel expense before hedge activities ("raw" or "into-plane" fuel cost)	$179.5	$1.99	$133.7	$1.40
Less: gains on settled hedges included in fuel expense	(2.9)	(0.04)	(3.5)	(0.04)

GAAP fuel expense	$176.6	$1.95	$130.2	$1.36
Less: gains on settled hedges included in nonoperating income (expense)	(34.9)	(0.39)	(8.5)	(0.09)

Economic fuel expense	$141.7	$1.56	$121.7	$1.27

Fuel gallons (000,000)	90.4		95.8

Mark-to-market gains included in non-operating income (expense) related to hedges that settle in future periods, net of the reclassification of previously recorded mark-to-market gains to gains on settled hedges included in nonoperating income (expense)	$19.9		$50.3

	Nine Months Ended September 30,
	2005		2004
	(in millions)	Cost/Gal	(in millions)	Cost/Gal
Fuel expense before hedge activities ("raw" or "into-plane" fuel cost)	$465.2	$1.78	$347.4	$1.30
Less: gains on settled hedges included in fuel expense	(9.5)	(0.04)	(11.0)	(0.04)

GAAP fuel expense	$455.7	$1.74	$336.4	$1.26
Less: gains on settled hedges included in nonoperating income (expense)	(71.9)	(0.28)	(11.7)	(0.05)

Economic fuel expense	$383.8	$1.46	$324.7	$1.21

Fuel gallons (000,000)	260.8		267.6

Mark-to-market gains included in non-operating income (expense) related to hedges that settle in future periods, net of the reclassification of previously recorded mark-to-market gains to gains on settled hedges included in nonoperating income (expense)	$100.2		$70.4

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Third Quarter in Review and Current Events

In the third quarter, despite relatively flat passenger traffic, revenues continued to improve due to higher ticket yields resulting from industry-wide fare increases. The flat passenger traffic resulted from reduced capacity, in light of the operational difficulties described below, despite record load factors during the quarter. Operating expenses per available seat mile increased 6.1% to 10.46 cents compared to the third quarter of 2004. Fuel is a major component of our operating costs and fuel prices reached record highs once again during the quarter. Our unit costs excluding fuel, a navigation fee refund and restructuring charges during the third quarter of 2005 increased by 2.4% to 7.53 cents compared to the third quarter of 2004. This is primarily due to the capacity reduction during the summer.

Although revenues and pre-tax income have improved over the prior year, we faced several operational difficulties during much of the third quarter due to the combined effects of the recent labor and operational changes across our company. The result was operational performance that was well below our goal during much of the third quarter. Our operational performance, measured by on-time arrivals and departures, declined from the third quarter of 2004. However, in September, we began to see improvement in these metrics and expect the positive trend to continue through the remainder of the year. In order to improve our operational performance, we reduced our 2005 summer capacity from our original expectations through schedule reductions and the elimination of certain flights.

Labor Costs and Negotiations

Subsequent to the end of the third quarter, we reached an agreement with the Aircraft Mechanics Fraternal Association (AMFA) resulting in a new four year contract covering approximately 700 aircraft technicians. This contract includes, among other items, an market-based wage increase of approximately 10% and a one-time $1,000 bonus to each of the employees covered under the contract.

We are pleased with the contracts that have been reached recently and we are continuing to negotiate with our other workgroups to reach agreement on contracts that would benefit both our employees and our shareholders. None of the contract negotiations is at an impasse or has reached the 30-day cooling off period required under the Railway Labor Act that would trigger self help. Therefore, we currently believe the risk of a work stoppage or other material service disruption in the near future is low.

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

The implications of this change are twofold: First, our earnings can be more volatile as we mark our entire hedge portfolio to market each quarter-end and report the gain or loss in other non-operating income or expense, even though the actual consumption could take place in a future period. In times of rising fuel prices such as the third quarter of 2005, this will have the effect of increasing our reported net income or decreasing our reported net loss. Our mark-to-market gains recorded in the third quarter of 2005 for contracts that settle in future periods, net of the reclassification of previously recorded mark-to-market gains for settled hedges, were $19.9 million compared to $50.3 million in the third quarter of 2004. Second, to a large extent, the impact of our fuel hedge program will not be reflected in fuel expense. In the third quarter of 2005, we recorded gains from settled fuel hedges totaling $37.8 million, but only $2.9 million of that gain is reflected as an offset to fuel expense with the balance reported in other non-operating income. In the third quarter of 2004, gains of $3.5 million on settled hedges were recorded as an offset to fuel expense and gains of $8.5 million were recorded in non-operating income related to settled hedges.

We have provided information on mark-to-market gains or losses, as well as calculations of our economic fuel cost per gallon on page 20.

We believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices.

Restructuring Charges

During the third quarter of 2004, we announced a management reorganization and the closure of our Oakland maintenance base, contracting out of our fleet service and ground support equipment and facility maintenance functions, as well as other initiatives. Severance and related costs associated with this restructuring during the third quarter of 2004 were $27.5 million. In the third quarter of 2005, we recorded a $1.4 million (pre-tax) positive adjustment to the restructuring accrual related to this and other initiatives as discussed in Note 3 to our condensed financial statements.

Other Events

In August 2005, we recorded a net refund totaling $5.7 million ($3.6 million, net of tax) from the Mexican government related to navigation fees paid in 2004. Approximately $4.7 million of the refund was recorded as a reduction to operating expenses and $1.0 million was recorded as interest income in non-operating income. This is compared to an $11.0 million refund ($6.3 million, net of tax) recorded during the third quarter of 2004.

In October 2005, we finalized a $172 million variable rate revolving loan facility to provide a portion of the pre-delivery funding requirements of our purchase of up to 38 new Boeing 737-800 aircraft (23 of which are firm orders) under the current aircraft purchase agreement. The facility will expire on August 31, 2009 and the interest rate is based on one-month LIBOR plus a specified margin. Any borrowings will be secured by our rights under the Boeing purchase agreement. Upon closing, we drew $61.3 million on the facility.

We began daily non-stop service from Los Angeles to Mexico City in August 2005 and Seattle to Dallas/Fort Worth in September 2005.

Outlook

For the fourth quarter of 2005, we expect capacity to be up approximately 2%, compared to 2004 capacity.

Results of Operations

Comparison of Three Months Ended September 30, 2005 to Three Months Ended September 30, 2004

Our net income for the third quarter of 2005 was $82.3 million versus $61.0 million in the third quarter of 2004.

Our pre-tax income for the quarter was $133.0 million compared to $97.9 million for the third quarter of 2004. Both the 2005 and 2004 results include certain notable items that impact the comparability of the quarters. These items are discussed in the “Third Quarter in Review and Current Events” section beginning on page 21. Excluding those items, the quarter over quarter improvement can be characterized by higher revenues and slightly lower non-fuel operating costs, offset by significantly higher fuel costs. Wages and benefits declined significantly due to some of the recent initiatives and the new pilot contract. However, these declines were largely offset by higher operating expenses in other areas such as contracted services and aircraft maintenance.

Financial and statistical data comparisons for are shown on page 19. On page 20, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measures.

Revenues

Operating revenues increased $56.5 million, or 8.9%, during the third quarter of 2005 as compared to 2004 due to a 12.4% increase in operating revenue per available seat mile (RASM) offset by reduced ASMs. The increase in RASM was driven by a 7.4% increase in ticket yields that resulted from increases in ticket prices designed to offset higher fuel prices and higher load factors. The capacity decrease is primarily a direct result of the reduction in our flight schedule that was announced in June 2005, offset by the addition of three B737-800s in the first nine months of 2005

Load factor increased 3.0 percentage points to 79.0% for the third quarter of 2005 due primarily to the nearly flat passenger traffic combined with fewer departures. We expect that load factors will continue to improve and that yields and passenger unit revenues will be higher in the fourth quarter of 2005 compared to 2004, although not to the extent that we had in the third quarter.

Freight and mail revenues increased by $0.7 million, or 2.9%, compared to the same period in 2004 as a result of a relatively new mail contract we have in the State of Alaska that began in the third quarter of 2004 and fuel surcharges added to our freight services during the third quarter of 2005, offset by lower freight volumes.

Other-net revenues increased $8.3 million, or 26.2%, primarily due to increases in Mileage Plan revenues resulting from higher award redemption on our partner airlines and an increase in cash receipts from miles sold, of which a portion is recognized immediately as other revenue.

Operating Expenses

For the quarter, total operating expenses increased $17.1 million, or 2.9%, as compared to the same period in 2004, although operating expenses excluding fuel, the navigation fee refund and restructuring charges, decreased by $3.4 million, or 0.8%. Operating expenses per ASM increased 6.1% from 9.84 cents in the third quarter of 2004 to 10.46 cents in the third quarter of 2005. The increase in operating expenses is due largely to the significant increase in raw or “into-plane” fuel costs and increases in aircraft maintenance, contracted services, and landing fees and other rentals, offset by a decline in wages and benefits and selling expenses. Operating expenses per ASM excluding fuel, the navigation fee refund, and restructuring charges increased 2.4% as compared to the same period in 2004. Our estimates of costs per ASM, excluding the items noted above for the fourth quarter and full year of 2005, are 7.8 cents and 8.0 cents, respectively.

Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits decreased $32.8 million, or 15.8%, during the third quarter. Wages have been favorably impacted by the restructuring initiatives announced in the third quarter of the prior year, subcontracting our ramp services operation in Seattle in the second quarter of 2005, and the reduction in pilot wages resulting from the new contract that took effect in May 2005. We expect to continue to see a year-over-year decline in wages in the fourth quarter of 2005, although to a lesser extent than the third quarter as we begin to anniversary the initiatives from 2004 and due to the increased wages for our aircraft technicians resulting from the recent contract agreement. We estimate a decline of approximately $8 million, or 4% in the fourth quarter as compared to the same periods in 2004. The period over period decline in wages and benefits is partially offset by increases in contracted services and maintenance expense due to the subcontracting of certain operations.

•	Contracted services increased $9.8 million, or 55.1%, largely due to the contracting out of the Company’s fleet service and ground support equipment and facility maintenance functions in the fourth quarter of 2004, and the Seattle ramp operations in the second quarter of 2005. Additionally, the navigation fee refund recorded in contracted services was $5.1 million in the third quarter of 2005 compared to $7.7 million in the third quarter of 2004.

•	Aircraft fuel increased $46.4 million, or 35.6%, due to a 43.3% increase in the GAAP fuel cost per gallon, offset by a 5.7% decrease in fuel gallons consumed. During the third quarter of 2005, Alaska realized $37.8 million of gains from settled hedges, the majority of which are recorded in other non-operating income (expense). The total gains from settled hedges of $37.8 million represents 28.4% of Alaska’s pre-tax income. After including all gains on settled hedges recorded during the quarter, our “economic,” or net, fuel expense increased $20.0 million, or 16.4%, over the same period in 2004. Our economic fuel cost per gallon increased 23.0% over the third quarter of 2004 from $1.27 to $1.56. At current market prices, we expect that the cost per gallon in the fourth quarter will exceed third quarter levels.

During the second quarter of 2005, we entered into a fuel contract whereby the spread between crude oil prices and jet fuel prices is fixed for approximately one-third of our fuel consumption. This contract has resulted in approximately $5.2 million in savings during the third quarter of 2005.

See page 20 for a table summarizing fuel cost per gallon realized (the economic cost per gallon), the cost per gallon on a GAAP basis (including hedging gains recorded in aircraft fuel) and fuel cost per gallon excluding all hedging activities.

•	Aircraft maintenance increased $16.1 million, or 59.4%, due largely to more airframe work and engine events in 2005 compared to 2004, and the contracting out of related heavy maintenance to third parties, which resulted in a shift of costs from wages and benefits into aircraft maintenance. Other factors causing the increase were our power-by-the-hour maintenance agreement, whereby we expense B737-400 engine maintenance on a flight-hour basis, regardless of whether the work was actually performed during the period, and the change in our accounting policy regarding engine and airframe overhauls (see Note 2 to our condensed consolidated financial statements), as well as certain enhancements to aircraft interiors, systems and cockpits to assist with reliability improvement. We expect that maintenance expense will be higher by $8.5 million in the fourth quarter of 2005 compared to the same period in 2004 as a result of the factors above and our decision to move the timing of some maintenance activities up from 2006.

•	Aircraft rent increased $1.4 million, or 5.0%, primarily due to the additional operating lease on a B737-800 that was delivered in March 2005 and more engine rentals in 2005 compared to 2004.

•	Selling expenses decreased by $1.9 million, or 5.3%, primarily due to a decline in the incentive payment to Horizon for harmonization flying, offset by increases in advertising expense and commissions and codeshare fees.

•	Landing fees and other rentals increased $2.8 million, or 7.4% despite a decrease in the number of departures. The higher rates reflect increased rental costs, primarily in Seattle, Portland and Los Angeles. We expect landing fees and other rentals to continue to increase by 10% to 15% in the fourth quarter compared to 2004 as a result of airport facility expansions and higher costs related to airport security along with anticipated capacity increase.

•	Other expense increased $5.2 million, or 15.0%, primarily reflecting increases in passenger remuneration costs and legal settlement costs. Additionally, in 2004, there was a $2.5 million gain on the disposal of assets that offset other operating expenses.

Nonoperating Income (Expense)

Net nonoperating income was $52.6 million in the third quarter of 2005 compared to $56.9 million during the same period of 2004. Interest income increased $0.8 million due to a larger average marketable securities portfolio in the third quarter of 2005, offset by a larger interest payment in 2004 related to the navigation fee refund. Interest expense increased $1.4 million primarily due to interest rate increases on our variable rate debt and the changes to some of our variable rate debt agreements to slightly higher fixed rate arrangements. Capitalized interest increased $2.2 million from $0.4 million in the third quarter of 2004 to $2.6 million in the third quarter of 2005. This increase is due to the significant increase in deposits for future flight equipment resulting from our new aircraft purchase agreement for B737-800 aircraft.

Fuel hedging gains include $34.9 million in gains from fuel hedging contracts settled in the third quarter of 2005 compared to $8.5 million in 2004. In addition, fuel hedging gains include net mark-to-market gains on unsettled hedge contracts, net of the reclassification of previously recorded mark-to-market gains for settled hedges, of $19.9 million in 2005 and $50.3 million in 2004.

Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004

Our net income for the nine months ended September 30, 2005 was $24.4 million versus $23.9 million during the same period of 2004.

Our income before income tax and the accounting change for the nine months of 2005 was $170.5 million compared to $41.9 million for the first nine months of 2004. Both the 2005 and 2004 results include certain notable items as stated below that impact the comparability of the nine-month periods:

•	Our 2005 net income includes a $128.2 million pre-tax ($80.1 million after tax) charge resulting from the change in the method of accounting for major airframe and engine overhauls as discussed in Note 2 to the condensed financial statements.

•	We recorded restructuring charges of $20.7 million ($12.9 million, net of tax) in the first nine months of 2005 related primarily to the termination of the lease at our Oakland heavy maintenance base and severance and related costs resulting from the subcontracting of the ramp services operation in Seattle, compared to a charge of $27.5 million ($15.8 million, net of tax) during the first nine months of 2004.

•	Results include mark-to-market fuel hedging gains on contracts that settle in future periods, net of the reclassification of previously recorded mark-to-market gains for settled hedges, of $100.2 million ($62.6 million, net of tax) during the first nine months of 2005 compared to $70.4 million ($40.8 million, net of tax) in the same prior year period.

•	We received a refund of Mexico navigation fees originally paid in prior years of $5.7 million ($3.6 million, net of tax) during the first nine months of 2005 compared to $11.0 million ($6.3 million, net of tax) during the same period of 2004.

•	2004 results include an impairment charge of $36.8 million ($21.3 million, net of tax), which was associated with a decision to accelerate the retirement of our Boeing 737-200C fleet.

Financial and statistical data comparisons are shown on page 19. On page 20, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measures. A discussion of the nine-month data follows.

Revenues

Operating revenues increased $127.2 million, or 7.5%, during 2005 as compared to 2004.

Yield per passenger mile increased 2.5% to 12.93 cents and passenger load factor increased 3.8 points during the first nine months of 2005 as compared to the same period in 2004. Increases in traffic and yield resulted in a 7.2% increase in passenger revenues in 2005.

Freight and mail revenues increased $3.1 million, or 4.7%, compared to the same period in 2004 because of a relatively new mail contract we have in the State of Alaska that began during the third quarter of 2004 and fuel surcharges added to our freight services during the third quarter of 2005, offset by lower freight volumes.

Other-net revenues increased $13.3 million, or 14.7%, due largely to an increase in Mileage Plan revenues, resulting from higher award redemption on our partner airlines and an increase in cash receipts from miles sold, of which a portion is recognized immediately as other revenue, offset by the termination of contract maintenance work that we were performing for third parties in the second quarter of 2004 and are no longer performing.

Operating Expenses

For the nine months ended September 30, 2005, total operating expenses increased $87.2 million, or 5.0%, as compared to the same period in 2004. Operating expenses per ASM increased 5.6% in 2005 as compared to 2004. The increase in operating expenses is due largely to the significant increases in raw or “into-plane” fuel costs, aircraft maintenance, contracted services, and landing fees and other rentals, offset by a decline in wages and benefits, food and beverage service, selling expenses, depreciation and amortization and an impairment charge in 2004 related to our Boeing 737-200 fleet. Operating expense per ASM excluding fuel, the navigation fee refund, restructuring and impairment charges increased 1.2% as compared to the same period in 2004. As noted above, operating expenses per ASM was also negatively impacted by the summer capacity reductions.

Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits decreased $55.6 million, or 9.1%, during the first nine months of 2005 compared to the same period in 2004. Wages have been favorably impacted by the restructuring initiatives announced in August and September of 2004 and the reduction in pilot wages resulting from the new pilot contract that took effect in May 2005. Additionally, during the second quarter of 2005, we subcontracted our ramp services operation in Seattle. During the first nine months of 2005, there were 9,108 full-time equivalents (FTEs), which is down by 1,039 FTEs from 2004. The period over period decline in wages and benefits is partially offset by increases in contracted services and maintenance expense due to the subcontracting of certain operations.

•	Contracted services increased $16.7 million, or 23.8%, due largely to contracting out of the Company’s fleet service and ground support equipment and facility maintenance functions in the fourth quarter of 2004, and the Seattle ramp operations in May 2005. Additionally, the navigation fee refund recorded in contracted services was $5.1 million in the third quarter of 2005 compared to $7.7 million in the third quarter of 2004.

•	Aircraft fuel increased $119.3 million, or 35.5%, due to a 38.6% increase in the GAAP fuel cost per gallon, offset by a 2.5% decrease in fuel gallons consumed. During the first nine months of 2005, Alaska also realized $81.4 million of gains from settled hedges, the majority of which are recorded in other non-operating income (expense). The total gains from settled hedges of $81.4 million represents 47.7% of Alaska’s income before taxes and the accounting change. After including all gains from settled hedges recorded during the period, our “economic,” or net, fuel expense increased $59.1 million, or 18.2%, over the same period in 2004. Our economic fuel cost per gallon increased 20.8% over the first nine months of 2004 from $1.21 to $1.46.

See page 20 for a table summarizing fuel cost per gallon realized (the economic cost per gallon), the cost per gallon on a GAAP basis (including hedging gains recorded in aircraft fuel) and fuel cost per gallon excluding all hedging activities.

•	Aircraft maintenance increased $32.2 million, or 28.9%, due largely to our power-by-the-hour maintenance agreement, whereby we expense B737-400 engine maintenance on a flight-hour basis, regardless of whether the work was actually performed during the period. Other factors causing the increase were more airframe work and engine overhauls in 2005 compared to 2004, the contracting out of related heavy maintenance to third parties, which resulted in a shift of costs from wages and benefits into aircraft maintenance, and the change in our accounting policy regarding engine and airframe overhauls (see Note 2 to our condensed consolidated financial statements), as well as certain enhancements to aircraft interiors, systems and cockpits to assist with reliability improvement.

•	Aircraft rent increased $1.7 million, or 2.0%, due to the additional operating lease on a B737-800 that was delivered in March 2005, offset by lower rates on extended leases.

•	Food and beverage service expense decreased $2.7 million, or 7.1%, due primarily to a reduction in on-board services provided.

•	Selling expenses decreased $3.2 million, or 3.2% primarily due to a decline in the incentive payment to Horizon for harmonization flying, offset by increases in advertising expense and commissions and codeshare fees.

•	Depreciation and amortization decreased $2.3 million, or 2.4%. In the second quarter of 2004, we recorded an impairment charge of $36.8 million to reduce the carrying value of the Boeing 737-200C fleet, which results in lower depreciation expense in future periods. This is offset by the increased depreciation on two new owned aircraft delivered during the first nine months of 2005.

•	Landing fees and other rentals increased $15.4 million, or 14.5%. The higher rates reflect increased rental costs, primarily in Seattle, Portland and Los Angeles.

•	Other expenses increased $9.3 million, or 8.4%, primarily reflecting increases in passenger remuneration costs and legal settlement costs, partly offset by lower passenger insurance premiums. Additionally, in 2004 there were $0.6 million in gains on disposal of assets compared to a $2.3 million loss on disposal in the current year.

Nonoperating Income (Expense)

Net nonoperating income was $159.1 million in 2005 compared to $70.5 million in 2004. Interest income increased $3.1 million due to a larger average marketable securities portfolio in 2005, offset by a larger interest payment in 2004 related to the navigation fee refund. Interest expense increased $3.8 million due to interest rate increases on our variable rate debt and the changes to some of our variable rate debt agreements to slightly higher fixed rate agreements. Capitalized interest increased $3.8 million from $0.7 million in the first nine months of 2004 to $4.5 million in the first nine months of 2005. This increase is due to the significant increase in deposits for future flight equipment resulting from our new aircraft purchase agreement for B737-800 aircraft.

Fuel hedging gains include $71.9 million in gains from fuel hedging contracts settled in the first nine months of 2005 compared to $11.7 million in 2004. In addition, fuel hedging gains include net mark-to-market gains on unsettled hedge contracts, net of the reclassification of previously recorded mark-to-market gains for settled hedges, of $100.2 million in 2005 and $70.4 million in 2004.

Income Tax Expense (Benefit)

We file a consolidated tax return with Air Group and other Air Group subsidiaries. Each member of the consolidated group calculates its tax provision and tax liability, if applicable, on a separate-entity basis. Accounting standards require us to provide for income taxes each quarter based on either our estimate of the effective tax rate for the full year or the actual year-to-date effective tax rate if it is our best estimate of our annual expectation. As the volatility of airfares and fuel prices and the seasonality of our business make it difficult to accurately forecast full-year pre-tax results, we use the actual year-to-date effective tax rate to provide for income taxes. In addition, a relatively small change in pre-tax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as employee per diem costs, relative to pre-tax profit or loss. Our effective income tax rate on pre-tax income before the accounting change for the third quarter and first nine months of 2005 is 38.1% and 38.7%, respectively. We applied our 2005 year-to-date marginal rate of 37.5% for the cumulative effect of the accounting change. In arriving at these rates, we considered a variety of factors, including year-to-date pre-tax results, the U.S. federal rate of 35%, estimated year-to-date nondeductible expenses and estimated state income taxes. We evaluate our tax rate each quarter and make adjustments when necessary.

Change in Accounting Policy

Effective January 1, 2005, we changed our method of accounting for major airframe and engine overhauls from the capitalize and amortize method to the direct expense method. Under the capitalize and amortize method, these costs were capitalized and amortized to maintenance expense over the shorter of the life of the overhaul or the remaining lease term. Under the direct expense method, overhaul costs are expensed as incurred. We believe that the direct expense method is preferable because it eliminates the judgment and estimation needed to determine overhaul versus repair allocations in maintenance activities. Additionally, our approved maintenance program for the majority of our airframes now focuses more on shorter, but more frequent, maintenance visits. We also believe that the direct expense method is the predominant method used in the airline industry. Accordingly, effective January 1, 2005, we wrote off the net book value of our previously capitalized airframe and engine overhauls for all aircraft in a charge totaling $128.2 million pre-tax ($80.1 million after tax). We do not believe disclosing the effect of adopting the direct expense method on net income for the period ended September 30, 2005 provides meaningful information because of changes in the Company’s maintenance program, including the execution of a “power by the hour” engine maintenance agreement with a third party in late 2004.

Critical Accounting Estimates

For information on our other critical accounting policies, see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004.

Liquidity and Capital Resources

The table below presents the major indicators of financial condition and liquidity.

	September 30, 2005	December 31, 2004	Change
	(In millions, except per share and debt-to-capital amounts)
Cash and marketable securities	$745.5	$873.7	$(128.2)
Working capital	197.8	299.2	(101.4)
Long-term debt and capital lease obligations	761.5	798.2	(36.7)
Shareholder’s equity	696.9	676.6	20.3
Long-term debt-to-capital	52%:48%	54%:46%	NA
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	69%:31%	70%:30%	NA

During the nine months ended September 30, 2005, our cash and marketable securities decreased $128.2 million to $745.5 million. This decrease reflects cash used for property and equipment additions, net of proceeds from asset dispositions, of $274.3 million, cash used in financing activities of $34.3 million, partially offset by cash provided by operating activities of $189.0 million.

Cash Provided by Operating Activities

During the first nine months of 2005, cash provided by operating activities was $189.0 million, compared to $287.3 million during the same period of 2004. The decrease is due largely to the significant increases in the cost of fuel in the current year, cash payments made for severance and a $42.7 million tax refund in 2004.

Cash Used in Investing Activities

Cash used in investing activities was $156.0 million during the first nine months of 2005, compared to $220.5 million during the same period of 2004. We had net sales of marketable securities of $128.0 million and $274.3 million for property and equipment additions, net of proceeds from asset dispositions. During the first nine months of 2005, our aircraft related capital expenditures, net of proceeds from asset dispositions, increased $163.5 million as compared to the same period of 2004, primarily reflecting the purchase of two B737-800 aircraft in the first nine months of 2005 compared to one in 2004, and the net payment of $101.2 million related to the aircraft purchase commitment entered into during the second quarter of 2005 to acquire 35 B737-800 aircraft. As of January 1, 2005, we no longer have capital expenditures related to overhauls as those maintenance activities are expensed as incurred under our maintenance accounting policy adopted on that date.

Cash Used in Financing Activities

Net cash used in financing activities was $34.3 million during the first nine months of 2005 compared to $98.5 million during the same period of 2004. There were no new debt issuances in the first nine months of 2005. There were normal long-term debt payments of $34.3 million during the period.

We plan to meet our capital and operating commitments through internally generated funds from operations and cash and marketable securities on hand at September 30, 2005 totaling $745.5 million, along with proceeds from our new pre-delivery payment facility used to provide assistance with our pre-delivery funding requirements on the purchase of new B737-800 aircraft, and additional debt financing.

Bank Line of Credit Facility

During 2004, we repaid our $150 million credit facility and, on December 23, 2004, that facility expired. On March 25, 2005, we finalized a $160 million variable rate credit facility with a syndicate of financial institutions that will expire in March 2008. Any borrowings will be secured by either aircraft or cash collateral. The credit facility varies depending on certain financial ratios specified in the agreement with a minimum interest rate of LIBOR plus 200 basis points. This credit facility contains contractual restrictions and requires maintenance of specific levels of net worth, maintenance of certain debt and leases to net worth, leverage and fixed charge coverage ratios, and limits on liens, asset dispositions, dividends, and certain other expenditures. Such provisions restrict us from distributing any funds to Air Group in the form of dividends and limit the amount of funds we can loan to Air Group. As of September 30, 2005, we could loan up to $300.0 million to Air Group without violating the covenants in the credit facility. As of September 30, 2005, there are no outstanding borrowings on this credit facility and we have no immediate plans to borrow using this credit facility.

Pre-delivery Payment Facility

On October 19, 2005, we finalized a $172 million variable rate revolving loan facility with a syndicate of lenders to provide a portion of the pre-delivery funding requirements of our purchase of up to 38 new Boeing 737-800 aircraft (23 of which are firm orders) under the current aircraft purchase agreement. The facility will expire on August 31, 2009. The interest rate is based on one-month LIBOR plus a specified margin. Any borrowings will be secured by our rights under the Boeing purchase agreement. The initial draw on the facility was $61.3 million, which was used to reimburse us for the facility’s portion of the pre-delivery payments made to date.

Supplemental Disclosure of Noncash Investing and Financing Activities

We received a $9.7 million credit toward our purchase deposits related to the aircraft purchase agreement entered into during the second quarter of 2005. This credit was recorded as additional purchase deposits and is included in other liabilities on our consolidated balance sheet and will be applied to future aircraft upon delivery.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Aircraft Purchase Commitments

At September 30, 2005, we had firm orders for 35 aircraft requiring aggregate payments of approximately $1.1 billion, as set forth below. In addition, we have options to acquire 15 additional B737’s and purchase rights for 50 more.

We expect to finance the firm orders and to the extent exercised, the option aircraft with leases, long-term debt or internally generated cash. We are currently negotiating agreements for debt financing for 14 Boeing 737-800 aircraft to be delivered through May 2007. The following table summarizes aircraft commitments and payments by year as of September 30, 2005:

Delivery Period - Firm Orders

	October 1 –December 31,					Beyond 2009	Total
Aircraft	2005	2006	2007	2008	2009
Boeing 737-800	—	10	8	5	3	9	35

Payments (Millions)	$20.2	$311.3	$231.4	$169.5	$119.9	$261.2	$1,113.5

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of September 30, 2005. This table excludes contributions to our various pension plans, which we expect to be approximately $60 million to $70 million per year through 2008.

	October 1 – December 31,					Beyond 2009	Total
(in millions)	2005	2006	2007	2008	2009
Current and long-term debt and capital lease obligations	$16.8	$54.6	$57.6	$60.7	$64.4	$560.9	$815.0
Operating lease commitments	40.6	157.8	137.1	129.4	119.1	504.8	1,088.8
Aircraft purchase commitments	20.2	311.3	231.4	169.5	119.9	261.2	1,113.5
Interest obligations (1)	14.9	50.1	49.1	47.5	45.2	149.2	356.0
Other purchase obligations (2)	6.1	29.1	29.4	29.7	30.0	154.5	278.8

Total	$98.6	$602.9	$504.6	$436.8	$378.6	$1,630.6	$3,652.1

(1)	For variable rate debt, future obligations are shown above using interest rates in effect as of September 30, 2005.

(2)	Includes obligations under our long-term power-by-the-hour engine maintenance agreement.

New Accounting Standards

During the fourth quarter of 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, “Share Based Payment: An Amendment of SFAS Nos. 123 and 95”. The new standard requires companies to recognize as expense the fair value of stock options and other equity based compensation issued to employees as of the grant date. This new standard will apply to both stock options that Air Group grants to our employees and our Employee Stock Purchase Plan, which features a look-back provision and allows employees to purchase stock at a 15% discount. Options are typically granted with ratable vesting provisions, and we intend to amortize compensation cost over the service period using the straight-line method. Implementation of SFAS 123R will be effective January 1, 2006. We intend to use the “modified prospective method” upon adoption whereby previously awarded but unvested equity awards are accounted for in accordance with SFAS 123R and prospective amounts are recognized in the income statement instead of simply being disclosed. Once adopted, we expect our stock-based compensation expense, as measured under SFAS 123R, will be approximately $6 million to $10 million per year on a pre-tax basis.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The FIN also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of our fiscal year ending

December 31, 2005. FIN 47 is not expected to have a significant impact on our financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” for the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective beginning January 1, 2006. SFAS No. 154 is not expected to have a significant impact on our financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for our fourth quarter. We are currently evaluating the impact, if any, that EITF 05-6 will have on our financial position, results of operations or cash flows.

Effect of Inflation and Price Changes

Inflation and price changes other than for aircraft fuel do not have a significant effect on our operating revenues, operating expenses and operating income.

Risk Factors

Alaska is a party to marketing agreements with certain domestic air carriers, including Northwest Airlines and Delta Air Lines. These agreements provide that certain flight segments operated by Alaska are held out for sale as Northwest or Delta as “codeshare” flights. In addition, the agreements provide that members of Alaska’s Mileage Plan program can redeem miles for flights on Northwest or Delta.

In September 2005, Northwest and Delta filed for protection under Chapter 11 of the Bankruptcy Code. Either carrier could propose plans of reorganization that would seek to modify or terminate some or all of these agreements. However, the nature and extent of risk cannot be quantified at this time.

For a discussion of our other risk factors, see Item 7 of the Company’s Annual Report for the year ended December 31, 2004 on Form 10-K under the caption “Risk Factors.”

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from the information provided in Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our 2004 10-K except as follows:

Fuel Hedging

We purchase jet fuel at prevailing market prices, and seek to manage the risk of price fluctuations through execution of a documented hedging strategy. We utilize derivative financial instruments as hedges to decrease our exposure to the volatility of jet fuel prices. At September 30, 2005, we had fuel hedge contracts in place to hedge 43.8 million gallons of our expected jet fuel usage during the remainder of 2005, 157.7 million gallons in 2006, 74.8 million gallons in 2007, and 27.6 million gallons in 2008. This represents 50%, 42%, 20%, and 7% of our anticipated fuel consumption in 2005, 2006, 2007, and 2008, respectively. Prices of these agreements range from $32 to $50 per crude oil barrel. We estimate that a 10% increase or decrease in crude oil prices as of September, 2005 would impact the fair value of our hedge portfolio by approximately $35.7 million and $34.9 million, respectively.

As of September 30, 2005 and December 31, 2004, the fair values of our fuel hedge positions were $184.3 million and $84.5 million, respectively. Of these amounts, $122.4 million of the 2005 fair value amounts and $57.9 million of the 2004 fair value amounts were included in current assets in the balance sheet based on settlement dates for the underlying contracts. The remaining $61.9 million 2005 fair value and $26.6 million 2004 fair value is reflected as a non-current asset in the balance sheet.

During the second quarter of 2005, we entered into a fuel contract whereby the spread between crude oil prices and jet fuel prices is fixed for approximately one-third of our fuel consumption. This contract has resulted in approximately $5.2 million in savings during the third quarter of 2005.

Please refer to page 20 as well as to Note 5 in our condensed financial statements, for company specific data on the results of our fuel hedging program.

Financial Market Risk

In the second and third quarters of 2005, the Company exercised its option under several of its existing variable rate long-term debt arrangements to fix the interest rates through maturity. The fixed rates on these recently affected debt arrangements range from 5.2% to 6.5%. These changes did not result in any gain or loss in the consolidated statements of operations.

Subsequent to the end of the third quarter, as noted above, we finalized a $172 million purchase deposit facility to assist with our pre-delivery funding requirements on the firm B737-800 aircraft. The initial draw on the facility was $61.3 million.

Our pension obligation is highly sensitive to changes in the interest rate environment and our estimated return on assets. Our preliminary assessment of our projected pension benefit obligation, accumulated benefit obligation, and expected return on plan assets, assuming a consistent discount rate from the prior year, would result in a tax effected charge to equity as of December 31, 2005 of approximately $20 million. However, due to the sensitivity of the obligation to changes in the discount rate used, a 25-basis point downward shift in the discount rate used to value our pension obligation would result in an additional tax affected charge to equity of approximately $20 million.

ITEM 4.	Controls and Procedures

As of September 30, 2005, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is communicated to our certifying officers on a timely basis.

Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective.

We made no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2005, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2005, the Air Line Pilots Association filed a lawsuit in federal district court in Seattle to overturn the current labor contract covering our pilots as established by an arbitrator, which was effective May 1, 2005. On July 21, 2005, the Company filed a motion to dismiss the lawsuit. On October 28, 2005, the district court granted the Company’s motion to dismiss. This decision is subject to appeal.

In March 2005, the Company filed a claim against the International Association of Machinists (IAM) seeking to compel arbitration of the dispute regarding the subcontracting of the Company’s ramp service operation in Seattle. On May 10, 2005, the IAM filed a counter claim against the Company alleging that the Company violated the status quo and engaged in bad faith bargaining. On May 13, 2005, the Company announced that it had subcontracted the ramp service operation in Seattle, resulting in the immediate reduction of approximately 475 employees represented by the IAM. Shortly after this event, the IAM filed a motion for a preliminary injunction seeking to reverse the subcontracting by the Company. That motion was heard and denied by a federal court judge on June 2, 2005. The Company’s lawsuit is still pending in federal court and a September 2006 trial date has been set for the IAM’s counter claim. The Company has filed a motion to dismiss the IAM’s counter claim. At this time, the Company is not certain as to what the outcome will be.

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

See Exhibit Index on page 40.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA AIRLINES, INC.
Registrant

Date: November 9, 2005

By:	/s/ Brandon S. Pedersen
Brandon S. Pedersen
Staff Vice President/Finance and Controller

By:	/s/ Bradley D. Tilden
Bradley D. Tilden
Executive Vice President/Finance and Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit No.	Description

10**	Retirement and Non-Compete Agreement by and between George D. Bagley and Alaska Airlines, Inc. (Exhibit 10.1 to September 14, 2005 8-K)

10.1*	Credit Agreement dated October 19, 2005 between Alaska Airlines, Inc. and HSH Nordbank AG New York Branch, as security agent, Norddeutsche Landesbank Girozentrale, and DekaBank Deutsche Girozentrale***

31.1*	Section 302 Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241

31.2*	Section 302 Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241

32.1*	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

**	Previously filed.

***	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.