Form 10-K
period 2005-12-31
ALASKA AIRLINES INC
filed 2006-02-17
CIK 3202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Title of Each Class

Common Stock, $1.00 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of December 31, 2005, shares of common stock outstanding totaled 500.

ALASKA AIRLINES, INC.

Annual Report on Form 10-K for the year ended December 31, 2005

Cautionary Note regarding Forward-Looking Statements

In addition to historical information, this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements include, without limitation, our expectations concerning operations and financial conditions, including changes in capacity, revenues and costs, future financing plans and needs, overall economic conditions, plans and objectives for future operations, and the impact on us of our results of operations in recent years and the sufficiency of our financial resources to absorb that impact. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed, or assured. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our shareholders. Many important factors that could cause such a difference are described in this Form 10-K, on page 15 under the caption “Item 1A: Risk Factors,” and beginning on page 41 under the caption “Risk Factors” under Item 7 below, which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this report.

PART I

ITEM 1. BUSINESS

GENERAL INFORMATION

Alaska Airlines, Inc. (Alaska or the Company), an Alaska corporation, is a wholly-owned subsidiary of Alaska Air Group, Inc. (Air Group), a Delaware corporation. Air Group is also the parent company of Horizon Air Industries, Inc. (Horizon) and Alaska Air Group Leasing (AAGL). Alaska is a major airline that was organized in 1932 and incorporated in the state of Alaska in 1937. Alaska became a wholly-owned subsidiary of Air Group in 1985 pursuant to a reorganization of Alaska into a holding company structure. Air Group is a registrant pursuant to Section 12(b) of the Securities and Exchange Act of 1934 (Commission File No. 1-8957). Air Group’s filings with the Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at www.alaskaair.com. The information contained on our website is not a part of this annual report on Form 10-K. Alaska’s corporate offices are located at 19300 International Boulevard, Seattle, Washington 98188. In 2005, Alaska accounted for 81% of Air Group’s total operating revenues.

As used in this Form 10-K, the terms “our,” “we” and the “Company” refer to Alaska, unless the context indicates otherwise.

Operations

We principally serve destinations in the state of Alaska and North/South service between cities in the Western U.S., Canada and Mexico. We also provides East/West service to 8 cities, primarily from Seattle. In 2005, we carried 16.8 million revenue passengers. In each year since 1973, we have carried more passengers between Alaska and the U.S. mainland than any other airline. West Coast passenger traffic accounted for 47% of our 2005 revenue passenger miles, passenger traffic within Alaska and between Alaska and the U.S. mainland accounted for 20%, the Mexico markets accounted for 10%, the Canada markets accounted for 5%, and other markets accounted for 18%. Based on passenger enplanements, our leading airports are Seattle, Los Angeles, Portland and Anchorage. Based on 2005 revenues, our leading nonstop routes are Seattle-Anchorage, Seattle-Los Angeles, and Seattle-San Diego. At December 31, 2005, our operating fleet consisted of 110 jet aircraft. Our average passenger trip length is 1,009 miles.

We endeavor to distinguish ourself from competitors by providing a higher level of customer service. Our outstanding employees and excellent service in the form of advance seat assignments, expedited check-in, attention to customer needs, a generous frequent flyer program, well-maintained aircraft, a first-class section, and other amenities are regularly recognized by independent studies and surveys of air travelers.

Industry Conditions

The airline industry is highly competitive and is characterized by low profit margins and high fixed costs, primarily for wages, aircraft fuel, aircraft ownership costs and facilities rents. Because expenses of a flight do not vary significantly with the number of passengers carried, a relatively small change in the number of passengers or in pricing has a disproportionate effect on an airline’s operating and financial results. Accordingly, a minor shortfall in expected revenue levels could cause a disproportionately negative impact on our results of operations. Passenger demand and ticket prices are, to a large measure, influenced by the general state of the economy, current events and industry capacity.

The industry is currently in a state of flux. The airline industry continued to be challenged in 2005, resulting in bankruptcy filings by several of the major “legacy” carriers during the year, including Delta Airlines and Northwest Airlines. Under bankruptcy reorganization, carriers gain a competitive advantage by significantly reducing their costs. In addition, so called “Low Cost Carriers” (LCCs) have continued to grow rapidly and currently carry more than 30% of total U.S. domestic passenger traffic. Because of their cost advantage, LCCs have and continue to exert downward pressure on ticket prices from historical levels, although fares have increased on average in 2005 in response to high fuel prices. Because of the relatively low barriers to entry, we expect the expansion of low cost and low fare carriers to continue. We compete with many of these carriers now, and expect to compete with new entrants in the future.

Most major US carriers, including Alaska, are working aggressively to cut operating costs, including renegotiation of collective bargaining agreements and vendor agreements. Labor costs generally make up 30% to 40% of an airline’s total operating costs. Most major airlines, including ours, have employee groups who are represented by collective bargaining agreements. Often, airlines with unionized work forces have higher labor costs than carriers without unionized work forces, and may not have the ability to adjust labor costs downward fast enough to respond to new competition. We have been able to reduce our wage and benefit costs during 2005 primarily as a result of a reduction in pilot wages which took effect in May 2005, subcontracting our ramp services operation in Seattle beginning in the second quarter of 2005, the closure of our heavy maintenance facility in Oakland, the subcontracting of our fleet services, and our management reorganization, all of which occurred during the last six months of 2004. Our wage and benefit costs decreased 8% in 2005, versus increases of 3% and 11% in 2004 and 2003, respectively.

Fuel costs generally represent 15% to 25% of an airline’s operating costs. Fuel prices can be volatile and largely uncontrollable. Fuel prices have increased significantly over the past three years. Our fuel cost per gallon increased 36%, 44%, and 14% in 2005, 2004 and 2003, respectively. Our economic fuel cost per gallon (which is the net price we pay after the benefit of settled fuel hedges) increased 22% in 2005, 39% in 2004 and 14% in 2003.

During 2005 and 2004, load factors increased in the wake of strong demand and a healthy economy. Load factor growth slowed in the second half of 2005; however, revenues remained strong due to improving yields as the industry responded to record high fuel prices.

MARKETING AND COMPETITION

Alliances with Other Airlines

We have marketing alliances with other airlines that provide reciprocal frequent flyer mileage credit and redemption privileges and code sharing on certain flights as set forth below. Alliances enhance our revenues by offering our customers more travel destinations and better mileage credit/redemption opportunities and by gaining us access to more connecting traffic from other airlines, and by providing members of our alliance partners’ frequent flyer programs an opportunity to travel on Alaska while earning mileage credit in our partners’ programs. Our marketing agreements have various termination dates and at any time, one or more may be in the process of renegotiation. If a significant agreement were terminated, it could adversely impact revenues and increase the costs of our other marketing agreements. In September 2005, both Northwest Airlines and Delta Airlines filed for protection under Chapter 11 of the Bankruptcy Code, followed by Era Aviation in December 2005. Any of these carriers could propose plans of reorganization that would seek to modify or terminate some or all of these agreements.

Most of our code share relationships are free-sell code shares, where the marketing carrier sells seats on the operating carrier’s flights from the operating carrier’s inventory, but takes no inventory risk. The table below identifies our marketing alliances with other airlines as of December 31, 2005.

	Frequent Flyer Agreement	Code sharing-- Alaska Flight # on Flights Operated by Other Airline	Code sharing-- Other Airline Flight # On Flights Operated by Alaska/Horizon
Major U.S. or International Airlines
American Airlines/American Eagle	Yes	Yes	Yes
British Airways	Yes	No	No
Cathay Pacific Airways	Yes	No	No
Continental Airlines	Yes	Yes	Yes
Delta	Yes	Yes	Yes
Frontier Airlines	No	No	Yes
Hawaiian Airlines	Yes	Yes	Yes
KLM	No	No	Yes
Lan Chile	Yes	No	Yes
Northwest Airlines	Yes	Yes	Yes
Qantas	Yes	No	Yes

Commuter Airlines
Era Aviation	Yes	*	Yes	No
PenAir	Yes	*	Yes	No
Big Sky Airlines	Yes	*	Yes	No

*	This airline does not have its own frequent flyer program. However, Alaska’s Mileage Plan members can earn and redeem miles on this airline’s route system.

Competition

Competition in the airline industry is intense. We believe the principal competitive factors in the industry that are important to customers are:

•	safety record and reputation;

•	flight schedules;

•	fares;

•	customer service;

•	routes served;

•	frequent flyer programs;

•	on-time arrivals;

•	on-board amenities;

•	type of aircraft and

•	code-sharing relationships.

Any domestic air carrier issued a certificate of public convenience and necessity by the Department of Transportation (DOT) and an operating certificate from the Federal Aviation Administration (FAA) is allowed to operate scheduled passenger service in the United States. We carry approximately 2.9% of all U.S. domestic passenger traffic. We compete with one or more domestic or foreign airlines on most of our routes, including Southwest Airlines, United Airlines, Northwest Airlines, Continental Airlines, American Airlines, Delta Airlines and regional affiliates associated with some of these carriers. Many of these airlines are larger and have significantly greater financial resources and name recognition or lower operating costs than our company. Others are operating under bankruptcy court protection and may institute substantial fare discounts in order to maintain cash flows and enhance customer loyalty. In addition, competitors who successfully reorganize out of bankruptcy could have lower operating costs derived from renegotiated labor, supply and financing agreements. Some of these competitors have chosen to add service, reduce their fares, or both, in our markets. Continuing growth of low-cost carriers, including Southwest Airlines, AirTran Airways, Frontier Airlines, jetBlue Airways, and the emergence of Virgin America, in the United States, places significant competitive pressures on us and other network carriers since they have the ability to charge a lower fare for travel between similar cities and thus exert downward pressure on yields. As such, we may be unable to compete effectively against other airlines that introduce service or discounted fares in the markets that we serve.

Ticket Distribution

Airline tickets are distributed through three primary channels:

•	Airline websites such as alaskaair.com. It is less expensive for us to sell through these direct channels and, as a result, we continue to invest in online capabilities.

•	Traditional and online travel agents. Consumer reliance on traditional travel agencies is shrinking, while usage of online travel agencies is increasing. Both traditional and online travel agencies typically use Global Distribution Systems (GDS), such as Sabre, to obtain their fare and inventory data from airlines. Bookings made through these agencies result in a fee, the “GDS fee”, that is charged to the airline.

•	Telephone reservation call centers.

We currently participate in all of these distribution channels, but we cannot predict the terms on which we may be able to continue to participate in these or other channels, or their effect on our ability to compete with other airlines.

EMPLOYEES

The airline business is labor intensive. We had 9,866 active full-time and part-time employees at December 31, 2005, compared to 10,850 as of December 31, 2004. Wages, salaries and benefits represented approximately 30% and 34% of our total operating expenses in 2005 and 2004, respectively.

At December 31, 2005, labor unions represented 84% of our employees. Our relations with our labor organizations are governed by the Railway Labor Act (RLA). Under this act, the collective bargaining agreements between the respective airlines and these organizations do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner prescribed by the RLA and/or described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board to appoint a federal mediator. If no agreement is reached in mediation, the National Mediation Board may declare that an impasse exists, at which point the National Mediation Board proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a 30-day “cooling off” period commences. During that period, a Presidential Emergency Board may be established, which examines the parties’ positions and recommends a solution. The Presidential Emergency Board process lasts for 30 days and is followed by a “cooling off” period of 30 days. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization may strike and the airline may resort to “self-help”, including the imposition of any or all of its proposed amendments and the hiring of workers to replace strikers.

Alaska’s union contracts at December 31, 2005 were as follows:

Union	Employee Group	Number of Employees	Contract Status
Air Line Pilots Association International (ALPA)	Pilots	1,450	Amendable 5/01/07

Association of Flight Attendants (AFA)	Flight attendants	2,486	In Negotiations

International Association of Machinists and Aerospace Workers (IAM/RSSA)	Ramp service and stock clerks	630	In Negotiations
	Clerical, office and passenger service	2,868	In Negotiations

Aircraft Mechanics Fraternal Association (AMFA)	Mechanics, inspectors and cleaners	707	Amendable 10/01/09

Mexico Workers Association of Air Transport	Mexico airport personnel	79	Amendable 9/29/06

Transport Workers Union of America (TWU)	Dispatchers	34	Amendable 7/01/10*

*	Collective bargaining agreement contains interest arbitration provision.

REGULATION

General

The Airline Deregulation Act of 1978, as amended, eliminated most domestic economic regulation of passenger and freight transportation. However, the Department of Transportation (DOT) and the Federal Aviation Administration (FAA) still exercise significant regulatory authority over air carriers. In order to provide passenger and cargo air transportation in the U.S., a domestic airline is required to hold a certificate of public convenience and necessity issued by the DOT. Subject to certain individual airport capacity, noise and other restrictions, this certificate permits an air carrier to operate between any two points in the U.S. A certificate is of unlimited duration, but may be revoked for failure to comply with federal aviation statutes, regulations, orders or the terms of the certificate itself. In addition, the DOT maintains jurisdiction over the approval of international code share agreements, alliance agreements between domestic major airlines, international route authorities and certain consumer protection matters, such as advertising, denied boarding compensation and baggage liability.

The FAA, through the promulgation of the Federal Aviation Regulations (FARs), generally regulates all aspects of airline operations, including establishing personnel, maintenance and flight operation standards. Domestic airlines are required to hold a valid air carrier-operating certificate issued by the FAA. Pursuant to these regulations, we have established, and the FAA has approved, both our operations specifications and a maintenance program for each type of aircraft we operate. The maintenance program provides for the ongoing maintenance of such aircraft, ranging from frequent routine inspections to major overhauls. From time to time the FAA issues airworthiness directives (ADs) that must be incorporated into our aircraft maintenance program and operations. We are and expect to be in compliance with all applicable requirements of these ADs within the required time periods. All airlines, including Alaska, are subject to routine enforcement actions, from time to time, brought by the FAA for alleged violations of the requirements of the FARs or ADs. At this time, we are not aware of any enforcement proceedings that could either materially affect our financial position or impact our authority to operate.

The Department of Justice has jurisdiction over airline antitrust matters. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services. Labor relations in the air transportation industry are regulated under the Railway Labor Act, which vests in the National Mediation Board (NMB) certain functions with respect to disputes between airlines and labor unions relating to union representation and collective bargaining agreements. To the extent we continue to fly to foreign countries and pursue alliances with international carriers, we may be subject to certain regulations of foreign agencies.

The Aviation and Transportation Security Act (the Security Act) generally provides for enhanced aviation security measures. Pursuant to the Security Act, the Transportation Security Administration (TSA) is responsible for aviation security. The Security Act mandates that the TSA shall provide for the screening of all passengers and property, including U.S. mail, cargo, carry-on and checked baggage, and other articles that will be carried aboard a passenger aircraft. The TSA performs these functions with its own federal employees. The TSA also provides for increased security on flight decks of aircraft and requires federal air marshals to be present on certain flights.

The Security Act imposes a $2.50 per enplanement security service fee (maximum $5.00 one-way fee), which is collected by the air carriers and submitted to the government to pay for these enhanced security measures. In addition, carriers are required to pay an additional amount to the TSA to cover the total cost of providing security measures equal to the amount the air carriers paid for screening passengers and property in 2000. We paid $9.0 million to TSA for this security charge in both 2005 and 2004, and $8.4 million in 2003. In January 2006, the TSA notified air carriers of an increased assessment for the cost of security. The industry has opposed and disagrees with the higher assessment and is working with the TSA on a resolution. The additional assessment for us was not material. Separate from the TSA assessment, the U.S. Congress is currently considering a new law that could significantly increase this security fee.

Airline Fares

Airlines are permitted to establish their own domestic fares without governmental regulation, and the industry is characterized by vigorous price competition. The DOT maintains authority over international (generally outside of North America) fares, rates and charges. International fares and rates are also subject to the jurisdiction of the governments of the foreign countries we serve. While air carriers are required to file and adhere to international fare and rate tariffs, substantial commissions, overrides and discounts to travel agents, brokers and wholesalers characterize many international markets.

Although we do not currently anticipate such, to the extent legislation is enacted that would inhibit our flexibility with respect to fares, our revenue management system, our operations or other aspects of our customer service operations, our financial results could be adversely affected.

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

The Airport Noise and Capacity Act recognizes the rights of airport operators with noise problems to implement local noise abatement programs so long as they do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. Authorities in several cities have promulgated aircraft noise reduction programs, including the imposition of nighttime curfews. The Airport Noise and Capacity Act generally requires FAA approval of local noise restrictions on aircraft. We have had and believe we will continue to have sufficient scheduling flexibility to accommodate local noise restrictions.

At December 31, 2005, all of our aircraft met the Stage 3 noise requirements under the Airport Noise and Capacity Act of 1990. However, special noise ordinances restrict the timing of flights operated by Alaska and other airlines at Burbank, Long Beach, Orange County, San Diego, San Jose, Chicago O’Hare, and Palm Springs. In addition, Orange County, Reagan National, and Long Beach airports restrict the type of aircraft and number of flights.

Although we do not currently anticipate that these regulatory matters, individually or collectively, will have a material impact on our financial condition, results of operations or cash flows, we cannot be assured that new regulations or compliance issues that we do not currently anticipate will not harm our financial condition, results of operations or cash flows in future periods.

Customer Service

Along with other domestic airlines, we have implemented a Customer Service Plan to address a number of service goals, including, but not limited to, goals relating to lowest fare availability, delays, cancellations and diversions, baggage delivery and liability, guaranteed fares and ticket refunds.

FUEL

Our operations are significantly affected by the price and, potentially, the availability of jet fuel. Fuel costs were approximately 26% of our total operating expenses in 2005, 20% in 2004, and 15% in 2003, before the benefit of fuel hedges that settled during the period. Raw, or unhedged, fuel prices, which are volatile and outside of our control, can have a significant impact on our operating results. Currently, a one-cent change in the economic fuel price per gallon affects annual fuel costs by approximately $3.5 million. We believe that operating fuel-efficient aircraft helps to mitigate the effect of high fuel prices.

In order to reduce our exposure to fluctuations in the price of jet fuel, we purchase fuel hedge contracts that include call options and collar agreements and, in addition, we have entered into a fuel purchase agreement that fixes the spread between crude oil prices and jet fuel prices.

Due to the competitive nature of the airline industry, airlines often have been unable to pass on increased fuel prices to customers by increasing fares; although, some fuel-related industry fare increases have occurred recently. Conversely, any potential benefit of lower fuel prices may be offset by increased fare competition and lower revenues. Because of rising fuel prices over the last few years, our fuel-hedging program has resulted in significant savings. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of our fuel hedging activities.

While we do not currently anticipate a significant reduction in fuel availability, dependency on foreign imports of crude oil and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. In the event of significant hostilities or other conflicts in oil producing areas, there could be reductions in the production and/or importation of crude oil and resulting price increases, which could adversely affect our business. If there were major reductions in the availability of jet fuel, our business would be adversely affected.

MILEAGE PLAN PROGRAM

All major airlines have developed frequent flyer programs as a way of increasing passenger loyalty. Alaska’s Mileage Plan allows members to earn mileage by flying on Alaska, Horizon and other participating airlines, and by using the services of non-airline partners, which include a credit card partner, a grocery store chain, a telephone company, hotels, and car rental agencies. Alaska is paid by non-airline partners for the miles it credits to member accounts. With advance notice, Alaska has the ability to change the Mileage Plan terms, conditions, partners, mileage credits, and award levels or terminate the program.

Mileage can be redeemed for free or discounted travel and for other travel industry awards. Upon accumulating the necessary mileage, members notify Alaska of their award selection. Over 75% of the free flight awards on Alaska and Horizon are subject to capacity-controlled seating. Mileage Plan accounts are generally deleted after three years of inactivity in that member’s account. As of December 31, 2005 and 2004, Alaska estimated that approximately 3.0 million and 2.5 million, respectively, round-trip flight awards were eligible for redemption by Mileage Plan members who have mileage credits exceeding the 20,000-mile free round-trip domestic ticket award threshold. Of those eligible awards, Alaska estimated that approximately 88% of those awards would ultimately be redeemed. For the years 2005, 2004, and 2003, approximately 750,000 631,000, and 606,000, round-trip flight awards were redeemed and flown on Alaska and Horizon. Those awards represent approximately 7.9%, 7.3%, and 8.7% for 2005, 2004, and 2003, respectively, of the total passenger miles flown on Alaska and Horizon. For the years 2005, 2004, and 2003, approximately 239,900, 212,000, and 174,000, respectively, round-trip flight awards were redeemed and flown on airline partners.

For miles earned by flying on Alaska and travel partners, the estimated incremental cost of providing free travel awards is recognized as a selling expense and accrued as a liability as miles are accumulated. The incremental cost does not include a contribution to overhead, aircraft cost, or profit. Alaska also sells mileage credits to its non-airline partners. Alaska defers a majority of the sales proceeds, and recognizes these proceeds as revenue when the award transportation is provided on Alaska or another partner airline. The deferred proceeds are recognized as passenger revenue for awards issued and flown on Alaska or Horizon and as other revenue-net for awards issued and flown on other airlines. At December 31, 2005 and 2004, the deferred revenue and the total liability for providing free travel on Alaska and Horizon and for estimated payments to partner airlines was $466.8 million and $409.3 million, respectively, the majority of which is deferred revenue from the sale of mileage credits. Revenue attributable to the Mileage Plan was $180.2 million, $143.1 million, and $139.0 million in 2005, 2004 and 2003, respectively.

OTHER INFORMATION

Seasonality and Other Factors

Our results of operations for any interim period are not necessarily indicative of those for the entire year, because our business is subject to seasonal fluctuations. Our operating income is generally lowest (or loss the greatest) during the first and fourth quarters due principally to lower traffic and sometimes due to adverse weather conditions, generally increases in the second quarter and generally reaches its highest level during the third quarter as a result of spring and summer vacation travel, including increased activity in the state of Alaska.

In addition to passenger loads, factors that could cause our quarterly operating results to vary include:

•	changes in fuel, security and insurance costs,

•	increases in personnel, marketing, aircraft ownership and other operating expenses to support our existing operation and anticipated growth,

•	the timing and amount of maintenance expenditures,

•	the timing and success of our growth plan as we increase flights in existing markets and enter new markets and

•	pricing initiatives.

In addition, seasonal variations in traffic, the timing of various expenditures and weather affect our operating results from quarter to quarter. Many of our areas of operations experience inclement weather conditions in the winter, causing increased costs associated with deicing aircraft, canceled flights and accommodating displaced passengers. Due to our geographic area of operations, we can be more susceptible to adverse weather conditions (particularly in the State of Alaska and in the Pacific Northwest) than some of our competitors, who may be better able to spread weather-related risks over larger route systems.

The results of operations in the air transportation business have also significantly fluctuated in the past in response to general economic conditions. Fare initiatives, fluctuations in fuel prices, labor actions and other factors could impact this seasonal pattern.

No material part of our business or that of our subsidiaries is dependent upon a single customer or very few customers. Consequently, the loss of our largest few customers would not have a material adverse effect upon our financial condition, results of operations or cash flows.

Insurance

We carry insurance for passenger liability and property and aircraft damage in amounts and of the type generally consistent with industry practice.

As a result of the events of September 11, 2001, aviation insurers have significantly reduced the maximum amount of insurance coverage available to commercial air carriers for third-party liability for claims resulting from acts of terrorism, war or similar events. At the same time, they significantly increased the premiums for such coverage as well as for aviation insurance in general. Although insurance rates have declined since that time, they are still somewhat above pre-September 11 levels and will likely remain there for the foreseeable future.

Pursuant to authority granted in the Air Transportation Safety and System Stabilization Act, the Homeland Security Act of 2002, as amended by the Consolidated Appropriations Act, 2005, the Government has offered, and we have accepted, war risk insurance to replace commercial war risk insurance through August 31, 2006.

Other Government Matters

We have elected to participate in the Civil Reserve Air Fleet program, whereby we have agreed to make available to the federal government a certain number of aircraft in the event of a military call-up. The government would reimburse us for the use of such aircraft.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various uncertainties, such as global and industry instability, intense competition, volatile fuel prices, a largely unionized labor force, the need to finance large capital expenditures, government regulation, potential aircraft incidents and general economic conditions. Please see “Risk Factors” on page 41 for a full discussion of these items.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Aircraft

The following tables describe the aircraft we operate and their average age at December 31, 2005:

Aircraft Type	Passenger Capacity	Owned	Leased	Total	Average Age in Years
Alaska Airlines
Boeing 737-200C	111	7	—	7	24.5
Boeing 737-400	144	9	31	40	10.7
Boeing 737-700	124	17	5	22	4.8
Boeing 737-800	160	2	1	3	0.7
Boeing 737-900	172	12	—	12	3.4
Boeing MD-80	140	15	11	26	13.8

		62	48	110	10.1

Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” discusses future orders and options for additional aircraft.

As of December 31, 2005, 32 of the 62 aircraft owned by Alaska are subject to liens securing long-term debt and the majority of the other owned aircraft serve as collateral on our $160 million line of credit. Alaska’s leased 737-400, 737-700, 737-800 and MD-80 aircraft have lease expiration dates between 2006 and 2016, between 2006 and 2010, in 2015, and between 2007 and 2013, respectively. Alaska has the option to extend most of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the then-fair-market value of the aircraft.

Ground Facilities and Services

We lease ticket counters, gates, cargo and baggage space, office space, and other support areas at the majority of the airports we serve. We also owns terminal buildings in various cities in the state of Alaska.

We have centralized operations in several buildings located at or near Seattle-Tacoma International Airport (Sea-Tac) in Seattle, Washington. The owned buildings, including land unless located on leased airport property, include a three-bay hangar facility with maintenance shops, a flight operations and training center, an air cargo facility, an information-processing center, several office buildings and our corporate headquarters. We also lease a two-bay hangar/office facility at Sea-Tac, a warehouse and reservation/office facility in Kent, WA, and a reservation center in Boise, ID. Our other major facilities include a regional headquarters building and hangar in Anchorage, an air cargo facility, leased land in Anchorage, and a reservations center in Phoenix.

During 2005, Alaska subcontracted its ground handling services at the Seattle-Tacoma International Airport to a vendor that provides similar services to Alaska at airports, including Portland, Los Angeles and San Francisco. Alaska continues to use its own employees for ground handling services at airports in the state of Alaska. Other airports throughout our system are contracted to various third-party vendors.

ITEM 3. LEGAL PROCEEDINGS

In May 2005, the Air Line Pilots Association filed a lawsuit in federal district court in Seattle to overturn the current labor contract covering Alaska’s pilots as established by an arbitrator, which was effective May 1, 2005. On July 21, 2005, Alaska filed a motion to dismiss the lawsuit. On October 28, 2005, the district court granted Alaska’s motion to dismiss. This matter is closed.

In March 2005, Alaska filed a lawsuit in federal district court in Seattle against the International Association of Machinists (IAM) seeking to compel arbitration of a dispute regarding the permissibility, under the collective bargaining agreement, of subcontracting of Alaska’s ramp service operation in Seattle. On May 10, 2005, the IAM filed a counter claim against Alaska alleging that Alaska violated the Railway Labor Act status quo and engaged in bad faith bargaining by, among other things, stating that it would subcontract the Seattle ramp work if it could not reach agreement with the IAM on an acceptable new labor contract. On May 13, 2005, Alaska subcontracted the ramp service operation in Seattle, resulting in the immediate reduction of approximately 475 employees represented by the IAM. Shortly after this event, the IAM filed a motion for preliminary injunction seeking to reverse the subcontracting by Alaska. That motion was heard and denied by a federal court judge on June 2, 2005. Alaska filed a motion to dismiss the IAM counterclaim. The court dismissed the IAM’s status quo claim, and the bad faith bargaining claim to the extent it was based on the Seattle ramp subcontracting (as opposed to other conduct during the parties’ negotiations). The court stated that the IAM shall file an amended counterclaim by January 18, 2006, but the IAM did not do so. On February 6, 2006, the court entered an order directing the IAM to show cause why its counterclaim should not be dismissed for failure to prosecute. The IAM submitted its response to the court’s order to show cause on February 16, 2006, but the court has not yet issued a ruling on the matter. A trial date has been set for September 2006.

In addition to the cases noted above, we are a party to routine litigation incidental to our business and with respect to which no material liability is expected. Management believes the ultimate disposition of these matters is not likely to materially affect our financial position or results of operations. This forward-looking statement is based on management’s current understanding of the relevant law and facts; it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

All of Alaska’s outstanding common stock is held by Air Group and such stock is not traded in any market. No cash dividend has been paid since 1989 and Alaska does not expect to pay regular dividends to Air Group.

Alaska Airlines Financial and Statistical Data

	Quarter Ended December 31				Year Ended December 31
	2005	2004	% Change		2005		2004	% Change
Financial Data (in millions):
Operating Revenues:
Passenger	$526.4	$477.8	10.2		$2,183.0		$2,023.6	7.9
Freight and mail	21.9	21.1	3.8		90.3		86.4	4.5
Other - net	38.9	32.4	20.1		142.8		123.0	16.1

Total Operating Revenues	587.2	531.3	10.5		2,416.1		2,233.0	8.2

Operating Expenses:
Wages and benefits	181.2	187.9	(3.6)		737.4		799.7	(7.8)
Contracted services	32.9	26.2	25.6		119.9		96.5	24.2
Aircraft fuel	170.9	135.6	26.0		626.6		472.0	32.8
Aircraft maintenance	41.7	34.5	20.9		185.2		145.8	27.0
Aircraft rent	29.6	28.0	5.7		116.8		113.5	2.9
Food and beverage service	12.5	11.9	5.0		47.7		49.8	(4.2)
Selling expenses	29.0	31.1	(6.8)		126.9		132.2	(4.0)
Depreciation and amortization	32.5	32.9	(1.2)		125.4		128.1	(2.1)
Landing fees and other rentals	40.4	35.9	12.5		161.9		142.0	14.0
Other	39.0	38.2	2.1		158.7		148.6	6.8
Restructuring charges	(0.3)	25.9	NM		20.4		53.4	NM
Impairment of aircraft and related spare parts	—	—	—		—		36.8	NM

Total Operating Expenses	609.4	588.1	3.6		2,426.9		2,318.4	4.7

Operating Loss	(22.2)	(56.8)	NM		(10.8)		(85.4)	NM

Interest income	9.4	6.2			32.5		26.2
Interest expense	(14.3)	(11.0)			(51.2)		(44.1)
Interest capitalized	3.6	0.4			8.1		1.1
Fuel hedging gains (losses)	(21.5)	(6.8)			150.6		75.3
Other - net	(1.3)	(0.9)			(5.0)		(0.1)

	(24.1)	(12.1)			135.0		58.4

Income (Loss) Before Income Tax and Accounting Change	$(46.3)	$(68.9)	NM		$124.2		$(27.0)	NM

Operating Statistics:
Revenue passengers (000)	4,043	3,998	1.1		16,759		16,295	2.8
RPMs (000,000)	4,104	3,976	3.2		16,915		16,231	4.2
ASMs (000,000)	5,556	5,452	1.9		22,292		22,276	0.1
Passenger load factor	73.9%	72.9%	1.0	pts	75.9%		72.9%	3.0pts
Yield per passenger mile	12.83 ¢	12.02 ¢	6.7		12.91	¢	12.47 ¢	3.5
Operating revenue per ASM	10.57 ¢	9.75 ¢	8.5		10.84	¢	10.02 ¢	8.1
Operating expenses per ASM (a)	10.97 ¢	10.79 ¢	1.7		10.89	¢	10.41 ¢	4.6

Operating expenses per ASM excluding fuel, navigation fee refund, restructuring and impairment charges (a)	7.90 ¢	7.83 ¢	1.0		8.01	¢	7.92 ¢	1.1
Raw fuel cost per gallon (a)	$2.02	$1.60	26.3		$1.84		$1.37	34.3
GAAP fuel cost per gallon (a)	$1.99	$1.56	27.6		$1.81		$1.33	36.2
Economic fuel cost per gallon (a)	$1.69	$1.40	20.7		$1.53		$1.26	21.5
Fuel gallons (000,000)	85.7	87.1	(1.6)		346.4		354.7	(2.3)
Average number of full-time equivalent employees	8,937	9,433	(5.3)		9,065		9,968	(9.1)
Aircraft utilization (blk hrs/day)	10.8	10.8	0.0		10.8		11.0	(1.8)
Operating fleet at period-end	110	108	1.9		110		108	1.9

NM = Not Meaningful

(a) See Note A on page 20.

Note A:

Pursuant to Item 10 of Regulation S-K, we are providing disclosure of the reconciliation of reported non-GAAP financial measures to their most directly comparable financial measures reported on a GAAP basis. The non-GAAP financial measures provide management the ability to measure and monitor performance both with and without the cost of aircraft fuel (including the gains and losses associated with our fuel hedging program where appropriate), the navigation fee refund, restructuring charges or adjustments thereto, and aircraft impairment charges. Because the cost and availability of aircraft fuel are subject to many economic and political factors beyond our control and we record changes in the fair value of our hedge portfolio in our income statement, it is our view that the measurement and monitoring of performance without fuel is important. In addition, we believe the disclosure of financial performance without impairment and restructuring charges is useful to investors. Finally, these non-GAAP financial measures are also more comparable to financial measures reported to the Department of Transportation by other major network airlines.

The following tables reconcile our non-GAAP financial measures to the most directly comparable GAAP financial measures:

Alaska Airlines, Inc.:
($ in millions)
	Three Months Ended December 31,		Twelve Months Ended December 31,
	2005	2004	2005	2004
Unit cost reconciliations:
Operating expenses	$609.4	$588.1	$2,426.9	$2,318.4
ASMs (000,000)	5,556	5,452	22,292	22,276

Operating expenses per ASM	10.97 ¢	10.79 ¢	10.89 ¢	10.41 ¢

Operating expenses	$609.4	$588.1	$2,426.9	$2,318.4
Less: aircraft fuel	(170.9)	(135.6)	(626.6)	(472.0)
Less: restructuring charges	0.3	(25.9)	(20.4)	(53.4)
Add: navigation fee refund	—	—	4.7	7.7
Less: impairment of aircraft and related spare parts	—	—	—	(36.8)

Operating expenses excluding fuel, navigation fee refund, restructuring and impairment charges	$438.8	$426.6	$1,784.6	$1,763.9
ASMs (000,000)	5,556	5,452	22,292	22,276

Operating expenses per ASM excluding fuel, navigation fee refund, restructuring and impairment charges	7.90 ¢	7.83 ¢	8.01 ¢	7.92 ¢

Reconciliation to GAAP income (loss) before income tax and accounting change:
Income (loss) before income tax and accounting change, excluding mark-to-market hedging gains (losses), navigation fee refund, restructuring and impairment charges	$0.5	$(22.7)	$85.8	$2.1
Add: mark-to-market hedging gains (losses) included in nonoperating income (expense)	(47.1)	(20.3)	53.1	50.1
Less: restructuring charges	0.3	(25.9)	(20.4)	(53.4)
Add: navigation fee refund and related interest received	—	—	5.7	11.0
Less: impairment of aircraft and related spare parts	—	—	—	(36.8)

GAAP income (loss) before income tax and accounting change as reported	$(46.3)	$(68.9)	$124.2	$(27.0)

Aircraft fuel reconciliations:
	Three Months Ended December 31,
	2005		2004
	(in millions)	Cost/Gal	(in millions)	Cost/Gal
Fuel expense before hedge activities (“raw” or “into-plane” fuel cost)	$172.7	$2.02	$139.3	$1.60
Less: gains on settled hedges included in fuel expense	(1.8)	(0.03)	(3.7)	(0.04)

GAAP fuel expense	$170.9	$1.99	$135.6	$1.56
Less: gains on settled hedges included in nonoperating income (expense)	(25.6)	(0.30)	(13.5)	(0.16)

Economic fuel expense	$145.3	$1.69	$122.1	$1.40

Fuel gallons (000,000)	85.7		87.1

Mark-to-market losses included in non-operating income (expense) related to hedges that settle in future periods, net of the reclassification of previously recorded mark-to-market gains to gains on settled hedges included in nonoperating income (expense)	$(47.1)		$(20.3)

	Twelve Months Ended December 31,
	2005		2004
	(in millions)	Cost/Gal	(in millions)	Cost/Gal
Fuel expense before hedge activities (“raw” or “into-plane” fuel cost)	$637.9	$1.84	$486.6	$1.37
Less: gains on settled hedges included in fuel expense	(11.3)	(0.03)	(14.6)	(0.04)

GAAP fuel expense	$626.6	$1.81	$472.0	$1.33
Less: gains on settled hedges included in nonoperating income (expense)	(97.5)	(0.28)	(25.2)	(0.07)

Economic fuel expense	$529.1	$1.53	$446.8	$1.26

Fuel gallons (000,000)	346.4		354.7

Mark-to-market gains included in non-operating income (expense) related to hedges that settle in future periods, net of the reclassification of previously recorded mark-to-market gains to gains on settled hedges included in nonoperating income (expense)	$53.1		$50.1

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K. All statements in the following discussion that are not reports of historical information or descriptions of current accounting policies are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note. There can be no assurance that actual developments will be those anticipated by us. Actual results could differ materially from those projected as a result of a number of factors, some of which we cannot predict or control. For a discussion of our risk factors, see “Item 1A: Risk Factors,” beginning on page 14 and “Risk Factors” beginning on page 41.

General

Alaska is a major airline and principally serves destinations in the state of Alaska and North/South service between cities in the Western U.S., Canada and Mexico. Alaska also provides East/West service to 8 cities, primarily from Seattle. We operate an all-jet fleet, and our average passenger trip in 2005 was 1,009 miles.

Year in Review and Current Events

Improved revenue from industry-wide fare increases, record load factors, and a 4.2% increase in passenger traffic helped to define a positive story for 2005, despite relatively flat capacity. Capacity was flat compared to the prior year due to actions taken in response to the operational difficulties described below. Operating expenses per available seat mile increased 4.6% to 10.89 cents compared to 2004. Although fuel prices dipped in the fourth quarter, fuel again hit record highs during 2005 and played a major part in the increase in unit costs. Our unit costs excluding fuel, a navigation fee refund, restructuring and impairment charges increased 1.1% to 8.01 cents compared to 2004. This is primarily due to the capacity reduction during the summer and slightly higher non-fuel operating costs. Overall, our operating results are positive considering the continued significant losses for the industry as a whole and several large carriers seeking bankruptcy protection in 2005.

Although revenues and pre-tax income improved over the prior year, we faced operational difficulties during much of the year due to the combined effects of the labor and operational changes across our Company during 2005. The result was operational performance that was well below our goal during much of the summer months. However, we began to see improvement in on-time arrivals and departures during much of September and October; although we again experienced seasonal declines in these metrics in the latter months of the year. In order to improve our operational performance, we reduced our 2005 summer capacity from our original expectations through schedule reductions and the elimination of certain flights.

Air Group Common Stock Offering

In December 2005, Air Group completed an offering of 5.7 million shares of their common stock, resulting in net proceeds of approximately $200 million. These proceeds were transferred to Alaska through an intercompany payable. See Note 14 to the Financial Statements.

Accounting Change

Effective January 1, 2005, we changed our method of accounting for major airframe and engine overhauls from the capitalize and amortize method to the direct expense method. Accordingly, effective January 1, 2005, we wrote off the net book value of our previously capitalized airframe and engine overhauls for all aircraft in a charge totaling $128.2 million pre-tax ($80.1 million after tax). See Note 2 to our Financial Statements for further details.

Restructuring Charges

In the first quarter of 2005, we recorded asset impairment and rental charges of $8.0 million related to our decision to terminate the lease at our Oakland heavy maintenance base. These charges are included in “restructuring charges” in the statements of operations. As of December 31, 2005, there was no accrual remaining related to these charges.

During the second quarter of 2005, we contracted out our Seattle ramp operations to a third party. This resulted in an immediate reduction of approximately 475 employees. We offered a severance package, substantially the same as the severance packages offered to other employees in late 2004, to those affected by the subcontracting that included cash payments based on years of service, one year of medical coverage after the severance date and continued travel benefits for a period of time. The labor group accepted the severance package in June 2005 and, as a result, we recorded a charge of $16.1 million in the second quarter of 2005.

Offsetting these charges is a $3.7 million adjustment related to changes in our estimated costs of medical coverage extended to impacted employees from current and prior restructuring efforts and a change in the number of employees affected since the original accruals were recorded, resulting in a net restructuring charge for the year of $20.4 million.

The following table displays the activity and balance of the severance and related cost components of the Company’s restructuring accrual as of and for the year ended December 31, 2005 ($ in millions):

Accrual for Severance and Related Costs
Balance at December 31, 2004	$38.7
Restructuring charges	16.1
Restructuring charge adjustments	(3.7)
Cash payments	(48.0)

Balance at December 31, 2005	$3.1

Labor Costs and Negotiations

We executed new labor contracts with our pilots, dispatchers and mechanics in 2005 through either the negotiation or arbitration process, as further described below:

•	Despite ongoing negotiations, we were unable to reach a new agreement with the Air Line Pilots Association (ALPA) and, therefore, pursuant to the terms of the collective bargaining agreement, submitted to binding arbitration during the first quarter of 2005, the decision of which became effective on May 1, 2005 and becomes amendable on May 1, 2007. This agreement resulted in an average pilot wage reduction of 26%.

•	During the second quarter of 2005, we presented a contract offer to the International Association of Machinists (IAM, representing our ramp workers) that was rejected by this work group. We subcontracted our Seattle ramp operations to a third party effective May 13, 2005. This resulted in an immediate reduction of approximately 475 employees.

•	During the fourth quarter, we reached an agreement with the Aircraft Mechanics Fraternal Association (AMFA) resulting in a new four-year contract covering the approximately 700 aircraft technicians. This contract includes, among other items, a market-based wage increase of approximately 10% and a one-time $1,000 bonus to each of the employees covered under the contract, which was paid in the fourth quarter of 2005.

•	We also reached an agreement with the Transport Workers Union (TWU) in 2005 that resulted in a new five-year contract covering 34 dispatchers.

We are pleased with the contracts that have been reached recently and we are continuing to negotiate with our other workgroups to reach agreement on contracts that would benefit both our employees and our shareholders. None of the contract negotiations is at an impasse or has reached the 30-day cooling off period required under the Railway Labor Act that would trigger self help. Therefore, we currently believe the risk of a work stoppage is low.

Mark-to-Market Fuel Hedging Gains

Beginning in the second quarter of 2004, we lost the ability to defer, as a component of comprehensive income, recognition of any unrealized gain or loss on our fuel hedge contracts until the hedged fuel is consumed. We lost this ability because the price correlation between crude oil, the commodity we use to hedge, and West Coast jet fuel fell below required thresholds. For more discussion, see Note 11 to our Financial Statements.

The implications of this change are twofold: First, our earnings are more volatile as we mark our entire hedge portfolio to market each quarter-end and report the gain or loss in other non-operating income or expense, even though the actual consumption will take place in a future period. In times of rising fuel prices such as in

2005, this will have the effect of increasing our reported net income or decreasing our reported net loss. Our mark-to-market gains recorded in 2005 for contracts that settle in future periods, net of the reclassification of previously recorded mark-to-market gains for settled hedges, were $53.1 million. Second, to a large extent, the impact of our fuel hedge program will not be reflected in fuel expense. In 2005, we recorded gains from settled fuel hedges totaling $108.8 million, but only $11.3 million of that gain is reflected as an offset to fuel expense with the balance reported in other non-operating income (expense).

We have provided information on mark-to-market gains or losses, as well as calculations of our economic fuel cost per gallon on page 20.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices.

Navigation Fee Refund

In August 2005, we recorded a net refund totaling $5.7 million ($3.6 million, net of tax) from the Mexican government related to navigation fees paid in 2004. Approximately $4.7 million of the refund was recorded as a reduction to contracted services expenses and $1.0 million was recorded as interest income. This is compared to an $11.0 million refund ($6.3 million, net of tax) recorded during the third quarter of 2004.

Aircraft Commitments

On June 15, 2005, we entered into an aircraft purchase agreement with The Boeing Company to purchase 35 B737-800 aircraft with deliveries beginning in January 2006 and continuing through April 2011. The purchase agreement includes options to purchase an additional 15 aircraft with deliveries between July 2007 and April 2009. The order also includes rights to purchase an additional 50 737-800s under the same terms, except that purchase rights are not assigned specific delivery dates. In December, 20 of the purchase rights were converted to options with deliveries in 2010 and 2011. Subsequent to year-end, we converted one option and two purchase rights into firm orders for three additional B737-800s to be delivered in 2007 and 2008. Separate from the purchase agreement, we have negotiated operating lease agreements for two additional B737-800 aircraft to be delivered in late 2006.

Other Events

In October 2005, we finalized a $172 million variable-rate, pre-delivery payment facility to provide a portion of the pre-delivery funding requirements of our purchase of up to 38 new Boeing 737-800 aircraft (23 of which are firm orders) under the current aircraft purchase agreement. This facility will expire on August 31, 2009 and the interest rate is based on one-month LIBOR plus a specified margin. Any borrowings will be secured by the Company’s rights under the Boeing purchase agreement.

We began daily non-stop service from Los Angeles to Mexico City in August 2005 and from Seattle to Dallas/Fort Worth in September 2005.

Capacity Outlook

For 2006, we expect capacity increases of approximately 5% to 6%. The expected capacity increase is due largely to the return of the full schedule and the introduction of 12 new B737-800 aircraft in 2006, with most of those coming later in the year. The addition of the aircraft deliveries in 2006 will be used to increase frequency in our existing markets and, to a lesser degree, serve new markets.

We will continue to work toward operational excellence in 2006 to improve our on-time performance, completion rates, baggage handling, and other important customer-facing operational measures. As part of this initiative, we will remain focused on improving the performance of the ramp services at the Seattle-Tacoma International Airport.

RESULTS OF OPERATIONS

2005 Compared with 2004

Our net loss for 2005 was $2.3 million versus $19.1 million in 2004. Our income before income tax and the accounting change for 2005 was $124.2 million compared to a pre-tax loss in 2004 of $27.0 million. The 2005 results include certain items that impact the comparability of the years. These items are discussed in the “Year in Review and Current Events” section beginning on page 21. Our 2004 results also include certain items that impact comparability, including severance charges of $53.4 million, an impairment charge of $36.8 million related to our Boeing 737-200C fleet, mark-to-market hedging gains, net of the reclassification of previously recorded mark-to-market gains for settled hedges, of $50.1 million, and a navigation fee refund of $11.0 million. Excluding those items, the year-over-year improvement can be characterized by higher revenues, offset by slightly higher non-fuel operating costs and significantly higher fuel costs.

Financial and statistical data comparisons are shown on page 19. On page 20, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measures.

Revenues

Operating revenues increased $183.1 million, or 8.2%, during 2005 as compared to 2004 due to an 8.1% increase in operating revenue per available seat mile (RASM) on relatively flat capacity. The increase in RASM was driven by a 3.5% increase in ticket yields that resulted from an increase in ticket prices designed to offset higher fuel prices, higher load factors, and higher freight, mail and other revenues. The flat capacity is primarily a direct result of the reduction in our summer flight schedule that was announced in June 2005, offset by the addition of three B737-800 aircraft during the year.

Load factor increased 3.0 percentage points to a record 75.9% for 2005, due primarily to an increase in passenger traffic. The yield environment is currently strong. In 2006, yield improvement is expected to come from year over year increases in fares (particularly in the first half of 2006) and, to a lesser extent, a new $10 fee that will be charged to customers that book travel through our reservation call centers.

Freight and mail revenues increased by $3.9 million, or 4.5%, compared to 2004 as a result of a mail contract we have in the state of Alaska that began in the third quarter of 2004 and fuel surcharges added to our freight services during the third quarter of 2005, offset by lower freight volumes.

Other-net revenues increased $19.8 million, or 16.1%, due largely to an increase in Mileage Plan revenues, resulting from higher award redemption on our partner airlines and an increase in cash receipts from miles sold, of which a portion is recognized immediately as other revenue and an increase in our revenues from service to Dutch Harbor, which is operated by a third party.

Expenses

In 2005, total operating expenses increased $108.5 million, or 4.7%, compared to 2004. Operating expenses per ASM increased 4.6% from 10.41 cents in 2004 to 10.89 cents in 2005. The increase in operating expenses is due largely to the significant increase in raw or “into-plane” fuel costs and increases in aircraft maintenance, contracted services, landing fees and other rentals, and other, offset by declines in wages and benefits, food and beverage service, selling expenses, depreciation and amortization, restructuring charges, and the impairment charge in 2004 related to our Boeing 737-200C fleet. Operating expenses per ASM excluding fuel, the navigation fee refund, restructuring and impairment charges increased 1.1% compared to 2004. Our current estimates of costs per ASM, excluding fuel for the first quarter and full year of 2006, are 8.35 cents and 7.65 cents, respectively.

Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits decreased $62.3 million, or 7.8%, during 2005 compared to 2004. Wages have been reduced by the following:

•	restructuring initiatives announced in late 2004

•	the reduction in pilot wages resulting from the new pilot contract that took effect in May 2005

•	during the second quarter of 2005, we subcontracted our ramp services operation in Seattle

•	during 2005, there were an average of 9,065 full-time equivalents (FTEs), which is down by 903 FTEs from the average in 2004

•	a reduction in benefits costs due to the reduction in FTEs and pension expense

The year-over-year decline in wages and benefits was partially offset by the following:

•	a $14 million increase in employee variable pay awards including profit sharing, operational performance rewards and performance based pay compared to 2004

•	a favorable $6.6 million adjustment in 2004 related to the ultimate loss estimates for workers compensation

Overall, the reduction in wages and benefits costs are partially offset by increases in contracted services and maintenance expense due to the subcontracting of certain operations. We expect to continue to see year-over-year declines in wages throughout 2006, although to a lesser extent than in 2005.

•	Contracted services increased $23.4 million, or 24.2%, due largely to contracting out of the Company’s fleet service and ground support equipment and facility maintenance functions in the fourth quarter of 2004, and the Seattle ramp operations in May 2005. Additionally, the navigation fee refund recorded in contracted services was $5.1 million in 2005 compared to $7.7 million in 2004. We expect that contracted services will increase in 2006 as we annualize the costs associated with the 2005 changes.

•	Aircraft fuel increased $154.6 million, or 32.8%, due to a 36.2% increase in the GAAP fuel cost per gallon, offset by a 2.3% decline in fuel gallons consumed. During 2005, Alaska also realized $108.8 million of gains from settled hedges, the majority of which are recorded in other non-operating income (expense). The total gains from settled hedges represents 87.6% of Alaska’s income before income taxes and the accounting change. After including all gains from settled hedges recorded during the period, our “economic,” or net, fuel expense increased $82.3 million, or 18.4%, compared to 2004. Our economic fuel cost per gallon increased 21.5% over 2004 from $1.26 to $1.53.

In the second quarter of 2005, we entered into a fuel contract whereby the spread between crude oil prices and jet fuel prices is fixed for approximately one-third of our fuel consumption through April 2006. This contract resulted in approximately $10 million in savings for Alaska during 2005.

See page 20 for a table summarizing fuel cost per gallon realized by Alaska (the economic cost per gallon), the cost per gallon on a GAAP basis (including hedging gains recorded in aircraft fuel) and fuel cost per gallon excluding all hedging activities.

•	Aircraft maintenance increased $39.4 million, or 27.0%, due largely to the performance of more airframe work and engine overhauls in 2005 compared to 2004. Other factors causing the increase were our power-by-the-hour maintenance agreement whereby we expense B737-400 engine maintenance on a flight-hour basis, regardless of whether the work was actually performed during the period; the contracting out of related heavy maintenance to third parties, which resulted in a shift of costs from wages and benefits into aircraft maintenance; the change in our accounting policy regarding engine and airframe overhauls (see Note 2 to our Financial Statements); as well as certain enhancements to aircraft interiors, systems and flight decks to assist with reliability improvement. We expect maintenance costs to decline marginally in 2006 due to the timing of maintenance events and expected savings from process improvement initiatives.

•	Aircraft rent increased $3.3 million, or 2.9%, due to the additional operating lease on a B737-800 that was delivered in March 2005, offset by lower rates negotiated in 2004 on extended leases. We expect 2006 aircraft rent to be slightly higher due to the addition of two new B737-800 aircraft in the fourth quarter of 2006.

•	Food and beverage service expense decreased $2.1 million, or 4.2%, due primarily to a reduction in the average cost per passenger meal, offset by higher transportation costs and an increase in the number of meals served resulting from our new Mexico City and Dallas flights.

•	Selling expenses decreased $5.3 million, or 4.0% primarily due to a decline in the incentive payments to Horizon for certain flying. Excluding the intercompany payments, selling expenses increased by $10.2 million as a result of higher codeshare fees and commissions resulting from the increase in revenues. In 2005, 36.5% of Air Group ticket sales were made through traditional travel agents, compared to 38.0% in 2004. In 2005, 34.8% of the ticket sales were made through Alaska’s Internet web site compared to 30.4% in 2004.

•	Depreciation and amortization decreased $2.7 million, or 2.1%. In 2004, we recorded an impairment charge of $36.8 million to reduce the carrying value of the Boeing 737-200C fleet, resulting in lower depreciation expense in future periods. This is offset by the increased depreciation on two new owned aircraft delivered during 2005. We expect depreciation and amortization to increase in 2006 as we take delivery of several new B737-800 aircraft, the majority of which will be owned.

•	Landing fees and other rentals increased $19.9 million, or 14.0%. The increase reflects higher landing fee rates and increased rental costs, primarily in Seattle, Portland and Los Angeles, offset by fewer departures. We expect landing fees and other rentals to be higher in 2006 as a result of higher departures and increased airport costs.

•	Other expenses increased $10.1 million, or 6.8%, primarily reflecting increases in passenger remuneration, crew costs, supplies, and legal settlement costs, partly offset by lower insurance premiums. Additionally, in 2004 there were $2.0 million in losses on disposal of assets compared to $3.0 million in the current year. We expect other expenses to decline slightly in 2006 due to lower insurance rates and passenger remuneration costs.

Nonoperating Income (Expense)

Net nonoperating income was $135.0 million in 2005 compared to $58.4 million in 2004. Interest income increased $6.3 million due primarily to improved returns and a slightly larger average marketable securities portfolio in 2005, offset by a larger interest payment in 2004 related to the navigation fee refund. Interest expense increased $7.1 million due to interest rate increases on our variable-rate debt and the changes to some of our variable-rate debt agreements to slightly higher fixed-rate agreements. Capitalized interest increased $7.0 million from $1.1 million in 2004 to $8.1 million in 2005. This increase is due to the significant increase in deposits for future flight equipment resulting from our new aircraft purchase agreements for Boeing 737-800 aircraft.

Fuel hedging gains include $97.5 million in gains from fuel hedging contracts settled in 2005 compared to $25.2 million in 2004. In addition, fuel-hedging gains include net mark-to-market gains on unsettled hedge contracts, net of the reclassification of previously recorded mark-to-market gains for settled hedges, of $53.1 million in 2005 and $50.1 million in 2004.

2004 Compared with 2003

Our net loss for 2004 was $19.1 million versus net income of $3.0 million in 2003. The 2004 results include four significant items that impact the comparability to 2003. These items are discussed in the “Results of Operations: 2005 Compared with 2004” section beginning on page 25. Our 2003 results also include $52.8 million received related to assistance from the government under the Emergency Wartime Supplemental Appropriations Act.

Our operating loss for 2004 was $85.4 million compared to a loss of $19.4 million for 2003. Our pre-tax loss for 2004 was $27.0 million compared to pre-tax income of $11.8 million for 2003.

Revenues

Operating revenues increased $205.6 million, or 10.1%, during 2004 as compared to the same period in 2003. The increase in revenues resulted from an 11.5% increase in passenger traffic, offset by a 1.4% decline in ticket yields. For the year ended December 31, 2004, capacity increased 7.1% as compared to 2003. The capacity increases are primarily due to the annualization and expansion of our transcontinental flying, including service from Seattle to Chicago and Los Angeles to Reagan National in Washington D.C. The traffic increase of 11.5% outpaced the capacity increase of 7.1%, resulting in an increase in load factor from 70.0% to 72.9%. The decline in yield per passenger mile was a result of continued industry-wide pricing pressure, particularly in the fourth quarter where yield declines were more substantial, dropping 5.8% compared to the fourth quarter of 2003.

Freight and mail revenues increased $9.1 million, or 11.8%, because of a new mail contract we have in the State of Alaska offset by lower freight revenues.

Other-net revenues increased $13.3 million, or 12.1%, due largely to revenues from service to Dutch Harbor, which is operated by a third party, that began in January of 2004 and higher Mileage Plan revenues.

Expenses

For the year ended December 31, 2004, total operating expenses increased $271.6 million, or 13.3%, as compared to the same period in 2003. Operating expenses per ASM increased 5.8% from 9.84 cents in 2003 to 10.41 cents in 2004. The increase in operating expenses per ASM is due largely to significant increase in fuel costs, our restructuring charges, the impairment charge related to our Boeing 737-200 fleet, higher wages and benefits, contracted services costs and landing fees and other rental costs offset by declines in selling expenses and the navigation fee recovery. Operating expense per ASM excluding fuel, the navigation fee recovery, restructuring and impairment charges decreased 5.0% to 7.92 cents per ASM compared to 8.34 cents per ASM in 2003. Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $18.2 million, or 2.3%, during 2004. Approximately two-thirds of the increase reflects higher pilot wages, substantially all of which were due to the 4% wage rate increase in May 2004. Wages were favorably impacted by the restructuring initiatives announced in August and September. During 2004, there were 9,968 FTEs, which was down by approximately 70 FTEs from 2003 on a 7.1% increase in capacity.

Benefits costs were favorably impacted by a $7.3 million reduction in workers compensation expense resulting from positive workers compensation claims experience at Alaska and a related reduction to ultimate loss estimates recorded in December totaling $6.6 million. In total, benefits costs were flat year over year.

•	Contracted services increased $14.9 million, or 18.3%, due largely to expenses associated with an agreement with PenAir to provide flight services to Dutch Harbor that began in January of 2004, costs associated with a temporary charter contract and higher security costs, partially offset by $8.6 million from the recovery in 2004 of disputed Mexico navigation fees paid in 2002 and 2003.

•	Aircraft fuel increased $159.9 million, or 51.2%, due to a 43.9% increase in the GAAP fuel cost per gallon and a 5.2% increase in fuel gallons consumed. The increase in aircraft fuel expense is inclusive of $14.6 million of gains from settled hedges. During 2004, Alaska also realized $25.2 million of hedge gains, which are recorded in other non-operating income. After including all hedge gains recorded during the year, our “economic” fuel expense increased $140.1 million, or 45.7%, over 2003. Our economic fuel cost per gallon increased 38.6% from $0.91 cents to $1.26.

•	Aircraft maintenance decreased $7.6 million, or 5.0%, due largely to fewer engine overhauls during 2004 and a change in the mix of heavy maintenance versus routine maintenance.

•	Aircraft rent decreased $10.4 million, or 8.4%, due to lower rates on extended leases and fewer leased aircraft in 2004 compared to 2003.

•	Selling expenses decreased $15.8 million, or 10.7%, due to a decline in the incentive payments made to Horizon offset by increases in booking fees, credit card fees, and commissions. In 2004, 38.0% of Air Group ticket sales were made through traditional travel agents, compared to 43.0% in 2003. In 2004, 30.4% of the ticket sales were made through Alaska’s Internet web site compared to 27.4% in 2003.

•	Depreciation and amortization increased $8.6 million, or 7.2%, reflecting accelerated depreciation on the planned retirement of the Boeing 737-200C fleet, an increase in depreciation resulting from one aircraft purchased in the 2004, and the full year depreciation on aircraft acquired in 2003, and additional provisions for inventory obsolescence.

•	Landing fees and other rentals increased $14.2 million, or 11.1%. The higher rates primarily reflect higher joint-use and exclusive rental fees at Seattle, Portland, Los Angeles and Oakland, combined with modest volume growth.

•	Other expense increased $8.3 million, or 5.9%, primarily reflecting a $6.3 million increase in professional services costs, higher moving expenses associated with our restructuring initiatives, higher passenger remuneration costs, and supplies costs.

•	Restructuring charges totaled $53.4 million during 2004. This charge includes wages and other benefits that will be paid as a result of our restructuring initiatives announced in August and September of 2004.

Change in Accounting Policy

Effective January 1, 2005, we changed our method of accounting for major airframe and engine overhauls from the capitalize and amortize method to the direct expense method. Under the former method, these costs were capitalized and amortized to maintenance expense over the shorter of the life of the overhaul or the remaining lease term. Under the direct expense method, overhaul costs are expensed as incurred. We believe that the direct expense method is preferable because it eliminates the judgment and estimation needed to determine overhaul versus repair allocations in maintenance activities. Additionally, our approved maintenance program for the majority of our airframes now focuses more on shorter, but more frequent, maintenance visits. We also believe that the direct expense method is the predominant method used in the airline industry. Accordingly, effective January 1, 2005, we wrote off the net book value of our previously capitalized airframe and engine overhauls for all aircraft resulting in a charge of $128.2 million pre-tax ($80.1 million after tax). We do not believe disclosing the effect of adopting the direct expense method on net income for 2005 provides meaningful information because of changes in our maintenance program, including the execution of a “power-by-the-hour” engine maintenance agreement with a third party in late 2004.

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

At December 31, 2005, we had approximately 95 billion miles outstanding, resulting in an aggregate liability of $466.8 million. The liability is computed based on several assumptions that require significant management judgment to estimate and formulate. There are uncertainties inherent in estimates; therefore, an incorrect assumption impacts the amount and/or timing of revenue recognition or Mileage Plan expenses. The most significant assumptions in accounting for the Mileage Plan are described below.

1.	The number of miles that will not be redeemed for travel:

Members may not reach the mileage threshold necessary for a free ticket and outstanding miles may not always be redeemed for travel. Therefore, based on the number of Mileage Plan accounts and the miles in the accounts, we estimate how many miles will never be used (“breakage”), and do not record a liability for those miles. Our estimates of breakage consider activity in our members’ accounts, account balances, and other factors. We believe our breakage assumptions are reasonable. A hypothetical 1.0% change in our estimate of breakage (currently 12% in the aggregate) has approximately a $5.2 million affect on the liability. However, actual breakage could differ significantly from our estimates given the dynamic nature of the program and our inability to predict our members’ future behavior.

2.	The number of miles used per award (i.e., free ticket):

We estimate how many miles will be used per award. If actual miles used are more or less than estimated, we may need to adjust the liability and corresponding expense. Our estimates are based on the current requirements in our Mileage Plan program and historical redemptions on Alaska, Horizon or other airlines.

3.	The costs that will be incurred to provide travel:

When the frequent flyer travels on his or her award ticket, incremental costs such as food, fuel and insurance are incurred to carry that passenger. We estimate what these costs will be (excluding any contribution to overhead and profit) and accrue a liability. If the passenger travels on another airline on an award ticket, we often must pay the other airline for carrying the passenger. The other airline costs are based on negotiated agreements and are often substantially higher than the costs we would incur to carry that passenger. We estimate how much we will pay to other airlines for future travel awards based on historical redemptions and settlements with other carriers and accrue a liability accordingly. The costs actually incurred by us or paid to other airlines may be higher or lower than the costs that were estimated and accrued, and therefore we may need to adjust our liability and recognize a corresponding expense.

4.	The number of awards redeemed for travel on Alaska or Horizon versus other airlines:

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

We defer an amount that represents our estimate of the fair value of a free travel award by looking to the sales prices of comparable paid travel. As fare levels change, our deferral rate changes, which may result in more or less recognition of cash proceeds in any given quarter.

We review Mileage Plan estimates each quarter, and change our assumptions if facts and circumstances indicate that a change is necessary. Any such change in assumptions could have a significant effect on our financial position and results of operations.

Pension Plans

We account for the defined benefit pension plans using SFAS No. 87, “Employer’s Accounting for Pensions.” Under SFAS No. 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS No. 87 is generally independent of funding decisions or requirements. We recognized expense for our qualified defined-benefit pension plans of $71.7 million, $78.3 million, and $73.5 million in 2005, 2004, and 2003, respectively.

The calculation of pension expense and the corresponding liability requires the use of a number of important assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. At December 31, 2005, the fair value of our qualified defined-benefit pension plan assets totaled $680.9 million. We anticipate making a cash contribution of approximately $50 million during 2006.

Pension expense increases as the expected rate of return on pension plan assets decreases. As of January 1, 2006, we estimate that the pension plan assets will generate a long-term rate of return of 7.75%. This rate is slightly lower than the assumed rate of 8.0% used for the 2005 pension expense, and was developed by evaluating input from consultants and economists as well as long-term inflation assumptions. We regularly review the actual asset allocation and periodically rebalance investments as considered appropriate. This expected long-term rate of return on plan assets at December 31, 2005 is based on an allocation of U.S. and non-U.S. equities and U.S. fixed income securities. Decreasing the expected long-term rate of return by 0.5% (from 7.75% to 7.25%) would increase our estimated 2006 pension expense by approximately $3.6 million.

Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 5.50% and 5.75% at December 31, 2005 and 2004, respectively. The discount rate is determined based on the current rates earned on high quality long-term bonds. Decreasing the discount rate by 0.5% (from 5.50% to 5.00%) would increase our accumulated benefit obligation at December 31, 2005 by approximately $56.7 million and increase estimated 2006 pension expense by approximately $8.0 million.

The defined benefit plan for management personnel was closed to new entrants in 2003. We are working to restructure the defined benefit plans for other labor groups. Any such change could impact future pension expense and pension liabilities.

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict what these factors will be in the future.

Subsequent to December 31, 2005, the Financial Accounting Standards Board began to work on an exposure draft that would require balance sheet recognition of the full unfunded status of pension and other postretirement benefit plans for years ending after December 15, 2006. For us, this would be effective at December 31, 2006. This change in the accounting for pension and postretirement benefits will likely result in a significant charge to our accumulated other comprehensive income as we will be required to recognize the unfunded status based on the Projected Benefit Obligation rather than the Accumulated Benefit Obligation. The exposure draft is expected in March 2006.

Long-lived Assets

As of December 31, 2005, we had approximately $1.9 billion of property and equipment and related assets. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, changes in fleet plans, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, management decisions regarding the future use of the assets, a significant change in the long-lived assets condition, and operating cash flow losses associated with the use of the long-lived asset.

As part of our simplification and unit cost reduction initiatives, we may seek to accelerate the retirement of our MD-80 fleet in the future. Although no decision has been made, we expect to look closely at this option during the first quarter of 2006 and discuss it with our Board of Directors. If we make a decision to exit this fleet type, we would likely have to make substantial lease termination payments to lessors for our 11 leased MD-80 aircraft and we believe that we would incur a loss upon disposal of our 15 owned MD-80 aircraft as the carrying value of those aircraft exceeds the current market value. This loss would be recognized as an impairment charge if and when any such decision is made. The market value of MD-80 aircraft fluctuates and is highly dependent on factors out of our control, including the number of aircraft available in the market and fleet changes by other airlines and demand for those aircraft by other carriers. As of December 31, 2005, our 15 owned MD-80s have a combined net book value of approximately $205 million and we believe the current market value is in the range of $50 million to $80 million.

In 2003 and 2004, due to volatile economic conditions and indications of declining aircraft market values, we evaluated whether the book value of our aircraft was impaired in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” No impairment was necessary based on the results of the evaluations except as related to the B737-200C fleet and spare engines in 2004. See Note 12 in the Financial Statements for further discussion.

There is inherent risk in estimating the future cash flows used in the impairment test. If cash flows do not materialize as estimated, there is a risk the impairment charges recognized to date may be inaccurate, or further impairment charges may be necessary in the future.

Workers Compensation and Employee Health Care Accruals

The Company uses a combination of insurance and self-insurance mechanisms to provide for workers compensation claims and employee health care benefits. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience and outside expertise, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Realizability of Deferred Tax Assets

The Company has a net deferred tax liability of $50.2 million at December 31, 2005, which includes gross deferred tax assets of $406.5 million offset by a gross deferred tax liability of $456.7 million. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would be realizable and thus no valuation allowance has been recorded as of December 31, 2005. Our conclusion is based on the expected future reversals of existing taxable temporary differences and does not rely on future taxable income. Should we incur additional losses in the future, our ability to realize the net operating loss carryforwards may be subject to greater uncertainty. We will continue to reassess the need for a valuation allowance during each future reporting period.

Liquidity and Capital Resources

The table below presents the major indicators of financial condition and liquidity.

	December 31, 2005		December 31, 2004		Change
	(In millions, except per share and debt-to-capital amounts)
Cash and marketable securities	$982.3		$873.7		$108.6
Working capital	160.8		299.2		(138.4)
Long-term debt and capital lease obligations, net of current portion	762.6		798.2		(35.6)
Shareholder’s equity	626.9		676.6		(49.7)
Long-term debt-to-capital	55%:4	5%	54%:4	6%	NA
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	72%:2	8%	70%:3	0%	NA

During the year ended December 31, 2005, our cash and marketable securities increased $108.6 million to $982.3 million. This increase reflects cash provided by operating activities of $272.8 million and cash provided by financing activities of $222.7 million, , including $200.0 million in net proceeds from the sale of 5.7 million shares of Air Group’s common stock, which was transferred to us through an intercompany payable, offset by cash used for property and equipment additions, net of aircraft deposit returns and proceeds from asset dispositions, of $370.7 million and net purchases of marketable securities of $63.1 million.

Cash Provided by Operating Activities

During 2005, net cash provided by operating activities was $272.8 million, compared to $341.7 million during 2004. The decrease is due largely cash payments made for severance, a $42.7 million tax refund in 2004, and significantly higher fuel costs, offset by improved revenues in the current year .

Cash Used in Investing Activities

Cash used in investing activities was $450.0 million during 2005, compared to $392.1 million in 2004. We had net purchases of $63.1 million of marketable securities and $370.7 million for property and equipment additions, net of aircraft deposit returns and proceeds from asset dispositions. During 2005, our aircraft related capital expenditures, net of aircraft deposit returns and proceeds from asset dispositions, increased $221.2 million compared to 2004, primarily reflecting the net payment of $101.2 million related to the aircraft purchase commitment entered into during the second quarter of 2005 to acquire 35 Boeing 737-800 aircraft, as well as additional scheduled pre-delivery payments. As of January 1, 2005, we no longer have capital expenditures related to overhauls as those maintenance activities are expensed as incurred under our maintenance accounting policy adopted on that date. We expect capital expenditures to be approximately $400 million (of which $295 million is expected to be new-aircraft related) in 2006 as we take delivery of several new aircraft.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $222.7 million during 2005 compared to net cash used in financing activities of $114.3 million during 2004. The increase is due largely to $200.0 million of net proceeds from the sale of 5.7 million shares of Air Group common stock, transferred to us in the form of an intercompany payable. Additionally, we borrowed $73.8 million against our pre-delivery payment facility discussed below. Debt issuances were offset by normal long-term debt payments of $51.1 million.

We plan to meet our capital and operating commitments through internally generated funds from operations and cash and marketable securities on hand at December 31, 2005 totaling $982.3 million, along with proceeds from our new pre-delivery payment facility used to provide assistance with our pre-delivery funding requirements on the purchase of new B737-800 aircraft, and additional debt financing. We have debt financing arranged for all of our firm 2006 B737-800 deliveries.

Bank Line of Credit Facility

We have a $160 million variable-rate credit facility that expires in March 2008. As of December 31, 2005, there are no outstanding borrowings on this credit facility and the Company has no immediate plans to borrow using this credit facility. See Note 5 in the Financial Statements for further discussion.

Pre-delivery Payment Facility

On October 19, 2005, we finalized a $172 million variable-rate revolving loan facility with a syndicate of lenders to provide a portion of the pre-delivery funding requirements of our purchase of up to 38 new Boeing 737-800 aircraft (23 of which are firm orders) under the current aircraft purchase agreement. The facility will expire on August 31, 2009. The interest rate is based on one-month LIBOR plus a specified margin. Any borrowings will be secured by our rights under the Boeing purchase agreement. The principal amounts outstanding on the facility relate to specified aircraft and will be repaid at the time that we take delivery of the aircraft, likely using proceeds from long-term debt financing on those aircraft. We expect to fund additional pre-delivery payments throughout 2006 and beyond using this facility. As of December 31, 2005, $73.8 million was outstanding.

Supplemental Disclosure of Noncash Investing and Financing Activities

We received a $9.7 million credit toward our purchase deposits related to the aircraft purchase agreement entered into during the second quarter of 2005. This credit was recorded as additional purchase deposits and is included in other liabilities in our balance sheet and will be applied to future aircraft upon delivery.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Aircraft Purchase Commitments

At December 31, 2005, we had firm orders for 35 firm aircraft purchase orders requiring aggregate payments of approximately $954.8 million, as set forth below. In addition, we have entered into an operating lease agreement with a third party to take delivery of two B737-800 aircraft in late 2006. As of December 31, 2005, we had options to acquire 35 additional B737s and purchase rights for 30 more. Subsequent to year-end, we converted one option and two purchase rights into firm orders for three additional B737-800s to be delivered in 2007 and 2008. We expect to finance the firm orders and to the extent exercised, the option aircraft with leases, long-term debt or internally generated cash.

The following table summarizes aircraft purchase commitments and payments by year, as of December 31, 2005:

	Delivery Period - Firm Orders

Aircraft	2006	2007	2008	2009	2010	Beyond 2010	Total

Boeing 737-800	10	8	5	3	6	3	35

Payments (Millions)	$294.4	$195.6	$160.2	$126.6	$133.6	$44.4	$954.8

The 10 B737-800 aircraft are to be delivered throughout 2006 beginning in February. Financing for all of the 2006 B737-800 aircraft deliveries has been arranged. In addition to the 10 firm orders noted above, we have lease agreements in place for two B737-800 aircraft that will be delivered in November and December of 2006. Our first B737-800 aircraft scheduled for delivery in 2006 was delivered in February and was financed with $31.5 million of fixed-rate debt.

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, capital lease obligations, operating lease commitments, aircraft purchase commitments and other obligations as of December 31, 2005. This table excludes contributions to our various pension plans, which we expect to be approximately $50 million to $70 million per year through 2009.

(in millions)	2006	2007	2008	2009	2010	Beyond 2010	Total
Current and long-term debt and capital lease obligations (excluding the pre-delivery payment facility)	$54.6	$57.7	$60.7	$64.3	$68.7	$492.2	$798.2
Current and long-term portions of the pre-delivery payment facility	54.8	19.0	—	—	—	—	73.8
Operating lease commitments(1)	169.6	154.9	147.0	136.6	139.5	449.2	1,196.8
Aircraft purchase commitments	294.4	195.6	160.2	126.6	133.6	44.4	954.8
Interest obligations (2)	55.2	50.0	45.8	41.5	37.0	93.4	322.9
Other purchase obligations (3)	29.1	29.4	29.7	30.0	30.3	124.2	272.7

Total	$657.7	$506.6	$443.4	$399.0	$409.1	$1,203.4	$3,619.2

(1)	Includes two aircraft lease agreements for B737-800 aircraft that will be delivered in November and December of 2006.
(2)	For variable-rate debt, future obligations are shown above using interest rates in effect as of December 31, 2005.
(3)	Includes obligations under our long-term power-by-the-hour maintenance agreement.

New Accounting Standards

During the fourth quarter of 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, “Share Based Payment: An Amendment of SFAS Nos. 123 and 95.” The new standard requires companies to recognize as expense the fair value of stock options and other equity based compensation issued to employees as of the grant date. This new standard will apply both to stock options that Air Group grants to our employees and to our Employee Stock Purchase Plan, which features a look-back provision and allows employees to purchase Air Group stock at a 15% discount. Options are typically granted with ratable vesting provisions, and we intend to amortize compensation cost over the service period using the straight-line method. SFAS 123R was effective January 1, 2006. We will use the “modified prospective method” upon adoption whereby previously awarded but unvested equity awards are accounted for in accordance with SFAS 123R and prospective amounts are recognized in the income statement instead of simply being disclosed. Once adopted, we expect our stock-based compensation expense, as measured under

SFAS 123R, will be approximately $6 million to $8 million per year on a pre-tax basis, of which $3 million to $5 million will be for stock-based compensation that has not historically been recorded in our statements of operations.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143.” FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was adopted in the fourth quarter of 2005 and has had no significant impact on our financial position, results of operations or cash flows.

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

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 was adopted in the fourth quarter of 2005. EITF 05-6 did not have a significant impact on our financial position, results of operations or cash flows.

In March 2004, the EITF reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (EITF 03-1). The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance became effective for reporting periods beginning after June 15, 2004, while the disclosure requirements became effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, “(FSP EITF 03-01-1). FSP EITF 03-01-1 delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-01. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. This statement specifically nullifies the requirements of paragraphs 10-18 of EITF 03-1 and references existing other-than-temporary impairment guidance. The guidance under this FSP is effective for reporting periods beginning after December 15, 2005. At December 31, 2005, available-for-sale investments in the Company’s marketable securities portfolio had unrealized losses totaling $3.9 million which are recorded in Other Accumulated Comprehensive Income. Management does not believe that the securities with unrealized losses as of December 31, 2005 meet the criteria for recognizing the loss under existing other-than-temporary guidance.

Effect of Inflation and Price Changes

Inflation and price changes other than for aircraft fuel do not have a significant effect on our operating revenues, operating expenses and operating income.

RISK FACTORS

If any of the following occurs, our business, financial condition and results of operations could suffer.

The airline industry is highly competitive and subject to rapid change. We may be unable to compete effectively against other airlines with greater financial resources or lower operating costs, or to adjust rapidly enough in the event the nature of competition in our markets changes.

The airline industry is highly competitive as to fares, flight frequency, frequent flyer benefits, routes and service. The industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats. Recently, airlines have reduced routes and the number of planes available, which has resulted in reduced industry capacity and a trend towards increased fares. If airlines decide to increase their capacity in the future, this could cause fares to decline, which may adversely affect our business and results of operations. We currently compete with one or more other airlines on substantially all of our routes. Many of these airlines are larger and have significantly greater financial resources and name recognition or lower operating costs than our company. Others are operating under bankruptcy court protection and may institute substantial fare discounts in order to maintain cash flows and enhance customer loyalty. In addition, competitors who successfully reorganize out of bankruptcy could have lower operating costs derived from renegotiated labor, supply and financing agreements. Some of these competitors have chosen from time to time to add service, reduce their fares, or both, in our markets. We may be unable to compete effectively against other airlines that introduce service or discounted fares in the markets that we serve.

The airline industry, particularly regional airlines, also faces competition from ground transportation alternatives, such as buses, trains or automobiles. In addition, technology advancements may limit the desire for air travel. For example, video teleconferencing and other methods of electronic communication may reduce the need for in-person communication and add a new dimension of competition to the industry as business travelers seek lower-cost substitutes for air travel.

In addition, the United States and Mexico recently amended their bilateral agreement relating to commercial air service. The amendments expand authorized service levels to cities we serve in Mexico. Other airlines will likely seek to add service on some of the city pairs we currently serve, which will increase competition and potentially negatively affect our results of operations.

Our business, financial condition, and results of operations are substantially exposed to the current high prices and variability of jet fuel. Further increases in jet fuel costs would harm our business.

Fuel costs constitute a significant portion of our total operating expenses, comprising 26% and 20% of total operating expenses for the years ended December 31, 2005 and 2004, respectively. Significant increases in fuel costs during 2004 and 2005 have negatively impacted our results of operations. Further increases would harm our financial condition and results of operations. Based on historical trends, we estimate that a one-cent increase in our economic price per gallon of fuel increases our fuel expenses by approximately $3.5 million annually.

Historically, fuel costs have been unpredictable and subject to wide price fluctuations based on geopolitical issues and supply and demand. Fuel availability is also subject to periods of market surplus and shortage and is affected by demand for both home heating oil and gasoline. In addition, various events including natural disasters, such as hurricanes Katrina and Rita, and hostilities or other conflicts in oil producing areas or elsewhere, could result in reductions in the production or availability of crude oil or jet fuel and could result in increases in the cost of fuel. Because of the effect of any of these events on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. In the event of a fuel supply shortage, higher fuel prices or the curtailment of scheduled service could result. We may be unable to offset increases in the price of fuel through higher fares.

We utilize fuel hedges as a form of insurance against the volatility of fuel prices. To manage the risk of fuel price increases, we have entered into swap agreements and purchased call options that cap our fuel costs at designated per-barrel oil prices. Even with hedges, we are substantially and increasingly exposed to increases in jet fuel costs since the amount of hedged consumption declines and the price at which we are hedged increases. This means that even if fuel prices stay at current levels, our economic fuel cost will increase in future years, harming our business and results of operations, unless we are able to offset these higher fuel prices through higher fares.

If we are unable to meet our cost reduction goals, our results of operations and financial condition may suffer.

We, along with other airlines, have announced aggressive cost reduction goals that are an important part of our business strategy of offering the best value to passengers through competitive fares while at the same time achieving acceptable profit margins and return on capital. We believe having a lower cost structure better positions us to be able to grow our business and take advantage of market opportunities. For 2005, our non-fuel operating costs were slightly higher year over year, and we expect those costs to decline somewhat in 2006. If we are unable to further reduce our non-fuel unit costs, we would likely not be able to achieve our growth plan and our financial results may suffer.

We have incurred operating losses in each year since 2000 and may incur operating losses in the future. In addition, our quarterly results can fluctuate substantially.

In each year since 2000, we have incurred operating losses. For the year ended December 31, 2005, we incurred an operating loss of $10.8 million, and prior to that we incurred operating losses of $85.4 million and $19.4 million for the years ended December 31, 2004 and 2003, respectively. However, in 2005, when considering the benefit from fuel hedges that settled during the period that are included in nonoperating income (expense), we would have had an operating profit of $86.7 million. The inability to sustain profitability may hinder our ability to honor our existing obligations as they become due, to obtain future equity or debt financing or to do so on commercial terms, and to sustain and expand our business.

In addition, our quarterly operating results can fluctuate substantially due to a variety of factors including seasonal variations in traffic, the timing of various expenditures, and weather. Because expenses of an aircraft flight do not vary significantly with the number of passengers carried, a relatively small change in the number of passengers or in pricing has a disproportionate effect on an airline’s operating and financial results. Accordingly, a minor shortfall in expected revenue levels could cause a disproportionately negative impact on our results of operations. Due to these factors, as well as other risk factors described in this prospectus, quarter-to-quarter comparisons of our results may not be good indicators of our future performance. In addition, it is possible that in any future quarter our operating results could be below expectations of investors and any published reports or analyses regarding our company.

Our indebtedness and other fixed obligations could increase the volatility of earnings and otherwise restrict our activities.

We have and will continue to have for the foreseeable future a significant amount of indebtedness. Due to our high fixed costs, including aircraft lease commitments and debt service, a decrease in revenues results in a disproportionately greater decrease in earnings. As of December 31, 2005 and 2004, we had $872 million and $849 million of indebtedness outstanding, respectively, of which $798 million and $849 million, respectively, was secured by flight equipment and real property. In addition to long-term debt, we have significant other fixed obligations under operating leases related to our aircraft, airport terminal space, other airport facilities and office space. As of December 31, 2005, future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year were approximately $748 million for 2006 through 2010 and an aggregate of $449 million for the years thereafter.

As of December 31, 2005, we had commitments totaling $954.8 to purchase 35 additional aircraft through 2011. We also had operating lease commitments for two aircraft to be delivered in 2006. We will incur additional debt and other fixed obligations as we take delivery of new aircraft and other equipment and if we are able to expand into new markets.

Our outstanding indebtedness and other fixed obligations could have important consequences. For example, they could:

•	limit our ability to obtain additional financing for funding our growth strategy, capital expenditures, acquisitions, working capital or other purposes,

•	require us to dedicate a material portion of our operating cash flow to fund lease payments and interest payments on indebtedness, thereby reducing funds available for other purposes, and

•	limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions, including reacting to any economic slowdown in the airline industry.

Our ability to make scheduled payments on our debt and other fixed obligations will depend on our future operating performance and cash flow, which in turn will depend on prevailing economic and political conditions and financial, competitive, regulatory, business and other factors, many of which are beyond our control. We cannot assure you that we will be able to generate sufficient cash flow from our operations to pay our debt and other fixed obligations as they become due, and if we fail to do so our business could be harmed. If we are unable to make payments on our debt and other fixed obligations, we could be forced to renegotiate those obligations or obtain additional equity or debt financing. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our growth strategy. We cannot assure you that our renegotiation efforts would be successful or timely or that we could refinance our obligations on acceptable terms, if at all.

We may not be able to obtain or secure financing for our new aircraft.

As of December 31, 2005, we had commitments to purchase 35 new aircraft through 2011. We have secured financing for a portion of those aircraft. To complete the purchase of the remaining aircraft, which we intend to do, to replace retiring aircraft and to grow our fleet, we must secure financing, which we may not be able to do on acceptable terms, or at all. There can be no guarantee that additional financing will be available when required. Our inability to secure the financing could have a material adverse effect on our cash balances or result in delays in or our inability to take delivery of aircraft, which would impair our growth plans.

Our failure to successfully implement Alaska’s growth strategy could harm our business.

Alaska’s growth strategy involves adding additional Boeing 737-800 aircraft, increasing the frequency of flights to markets we currently serve, expanding into new markets and increasing flight connection opportunities. It is critical that we achieve our growth strategy in order for our business to attain economies of scale and to sustain or improve our results of operations. We may need to obtain additional gates and other operational facilities at our key airports in order to increase the frequency of our flights to these airports. Increasing the number of markets we serve depends on our ability to access suitable airports located in our targeted geographic markets in a manner that is consistent with our cost strategy. Any condition that would deny, limit or delay our access to airports we serve or seek to serve in the future will constrain our ability to grow. Expansion will also require additional skilled personnel, equipment and facilities. Our inability to hire and retain skilled personnel or to secure the required equipment and facilities efficiently and cost-effectively may negatively affect our ability to achieve our growth strategy. We cannot assure you that we will be able to successfully expand our existing markets, establish new markets or increase our flight connection opportunities, and our failure to do so could harm our business.

Growth of our fleet and expansion of our markets and services may also strain our existing management resources and systems to the point that they may no longer be adequate to support our operations, requiring us to make significant expenditures in these areas. We cannot assure you that we will be able to sufficiently develop our systems and infrastructure on a timely basis, and the failure to do so could harm our business.

A significant change to our fleet could negatively affect our financial performance.

Alaska currently operates a fleet of 84 Boeing 737 aircraft and 26 MD-80 aircraft. The MD-80 aircraft have an average age of nearly 14 years, the longest of any of our fleet types with the exception of the B737-200C aircraft, which are scheduled to be retired by the end of 2007. Generally, older aircraft have higher maintenance costs, consume more fuel and have lower reliability and customer acceptance than newer aircraft. In addition, having a mixed fleet of MD-80 and B737 aircraft adds operational complexity, results in higher crew and training costs, and drives the need for more inventory parts.

Although no decision has been made, as part of our simplification and unit cost reduction initiatives, we may seek to accelerate the retirement of our MD-80 fleet in the future. We expect to look closely at this option during the first quarter of 2006 and discuss it with our Board of Directors. If we make a decision to exit this fleet type, we would likely have to make substantial lease termination payments to lessors of the 11 leased MD-80 aircraft, which could negatively impact our financial performance. In addition, we believe that we would incur a loss upon disposal of owned MD-80 aircraft as the carrying value of those aircraft exceeds the current market value. This loss would be recognized as an impairment charge if and when any such decision is made and would thus have an adverse impact on our shareholders’ equity. The market value of MD-80 aircraft fluctuates and is highly dependent on factors out of our control, including the number of aircraft available in the market and fleet changes by other airlines and demand for those aircraft by other carriers. As of December 31, 2005, our 15 owned MD-80s have a combined net book value of approximately $205 million.

If Alaska fails to comply with financial covenants, some of its financing agreements may be terminated.

Alaska is required to comply with specific financial covenants in certain agreements. For example, on March 25, 2005, Alaska entered into a $160 million revolving credit facility, which contains certain restrictive financial covenants such as a minimum level of net worth covenant, a maximum level of debt and leases to net worth covenant, and a minimum level of fixed charge coverage covenant. We cannot ensure that Alaska will be able to comply with these covenants or provisions or that these requirements will not limit our ability to finance our future operations or capital needs. Alaska’s inability to comply with the required financial covenants or provisions could result in default under these financing agreements and could result in a cross default under Alaska’s other financing agreements. In the event of any such default and our inability to obtain a waiver of the default, all amounts outstanding under the agreements could be declared to be immediately due and payable. If Alaska did not have sufficient available cash to pay all amounts that became due and payable, Air Group or Alaska would have to seek additional debt or equity financing, which may not be available on acceptable terms, or at all. If such financing were not available, Alaska would have to sell assets in order to obtain the funds required to make accelerated payments or risk its aircraft becoming subject to repossession, which could harm our business.

We depend on a few key markets to be successful

Our strategy is to focus on serving a few key markets, including Seattle, Portland, Los Angeles and Anchorage. A significant portion of our flights occurs to and from our Seattle hub. In 2005, traffic to and from Seattle accounted for approximately 58% of our total traffic.

We believe that concentrating our service offerings in this way allows us to maximize our investment in personnel, aircraft, and ground facilities, as well as to gain greater advantage from sales and marketing efforts in those regions. As a result, we remain highly dependent on our key markets. Our business would be harmed by any circumstances causing a reduction in demand for air transportation in our key markets, such as adverse changes in local economic conditions, negative public perception about our product or significant price increases linked to increases in airport access costs and fees imposed on passengers. An increase in competition in our key markets could also cause us to reduce fares or take other competitive measures that harm our business, financial condition and results of operations.

Weakness in the general economy, and in the airline industry in particular, could have an adverse effect on our business, financial condition and results of operations.

We believe that airline traffic, including business traffic, is particularly sensitive to changes in economic growth and expectations. Low ticket yields and escalating fuel prices contributed to much of the airline industry suffering significant losses from 2001 through 2004. In addition, the war in Iraq or other conflicts or events in the Middle East or elsewhere may impact the economy and result in an adverse impact on the airline business. Similarly, an outbreak of a disease that affects travel behavior, such as Severe Acute Respiratory Syndrome (SARS) or avian flu, could have a material adverse impact on the airline industry. Any general reduction in airline passenger traffic as a result of any of these factors would harm our business, financial condition and results of operations.

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

The terrorist attacks of September 11, 2001 and their aftermath have negatively impacted the airline industry, including our company. Because a substantial portion of our costs are fixed in the short-term, we were unable to offset the reduction in customer demand through cost savings, and operating results were harmed to a proportionately greater degree. Additional terrorist attacks, the fear of such attacks or other hostilities involving the U.S. could have a further significant negative impact on the airline industry, including us, and could:

•	significantly reduce passenger traffic and yields due to a potentially dramatic drop in demand for air travel;

•	increase security and insurance costs;

•	make it more difficult for us to obtain war risk or other insurance;

•	increase fuel costs and the volatility of fuel prices;

•	increase costs from airport shutdowns, flight cancellations and delays resulting from security breaches and perceived safety threats; and

•	result in a grounding of commercial air traffic by the FAA.

The occurrence of any of these events would harm our business, financial condition and results of operations.

Our insurance costs dramatically increased immediately following the September 11, 2001 terrorist attacks and further increases in insurance costs would harm our business, financial condition and results of operations.

Immediately following the September 11, 2001 terrorist attacks, aviation insurers dramatically increased airline insurance premiums and significantly reduced the maximum amount of insurance available to airlines for third-party claims resulting from acts of terrorism, war or similar events to $50 million per event and in the aggregate. In light of this development, under the Air Transportation Safety and System Stabilization Act and the Homeland Security Act of 2002, as most recently amended by the Consolidated Appropriations Act of 2006, the government continues to offer domestic airlines either (i) third-party liability war risk coverage above $50 million, or (ii) in lieu of commercial war risk insurance, full hull, comprehensive and third-party liability war risk coverage. This coverage provides for the same limits of war and allied perils coverage for hull and comprehensive insurance and twice the limits of third-party liability insurance carried by the airline on September 11, 2001.

Although our insurance costs have decreased since the dramatic increase following September 11, 2001, aviation insurers could increase their premiums again in the event of additional terrorist attacks, hijackings, airline accidents or other events adversely affecting the airline industry. Furthermore, the full hull, comprehensive and third-party war risk insurance provided by the government is mandated through August 31, 2006. While the government may extend the deadline for when it will stop providing such coverage, we cannot be certain that any extension will occur, or if it does, how long the extension will last. It is expected that, should the government stop providing such coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government and the coverage will be much more limited, including smaller aggregate limits and short cancellation periods (i.e. 7 days or, in the case of certain events, a lesser period, including immediate termination). Significant increases in insurance premiums would adversely impact our business, financial condition and results of operations.

Many of our employees are covered by collective bargaining agreements. A failure to negotiate new agreements, or to do so on terms competitive with the labor costs and practices of our competitors, could disrupt our business and increase our costs.

As of December 31, 2005, labor unions represented approximately 84% of Alaska’s employees. Labor costs generally are a significant component of our total expenses, comprising approximately 30% and 34% of our total operating expenses in 2005 and 2004, respectively. Each of our different represented employee groups has separate collective bargaining agreements, and may make demands that would increase our operating expenses and adversely affect our profitability. Three of these agreements are currently subject to mediated negotiations through the National Labor Relations Act process. If we are unable to reach agreement on the terms of any collective bargaining agreement with any group of our employees or were to experience widespread employee dissatisfaction, we could be subject to work slowdowns or stoppages. We could also become subject to protests or picketing by organized labor groups representing our employees. Any of these events would be disruptive to our operations and could harm our business. In the event any agreement we reach with an organized labor group requires us to pay wages or to incur costs that are materially higher than those we currently pay or we are unable to fully offset such increased costs through fare increases, our expenses would increase and our operating margin would be harmed. In addition, to the extent we are unable to maintain the outsourcing or subcontracting of certain services for our business, we would incur substantial costs, including costs associated with hiring new employees, in order to perform these services in-house.

Our continuing obligation to fund our traditional pension plans could negatively affect our ability to compete in the marketplace because some of our competitors have either eliminated such obligations through bankruptcy or never had traditional pension plans in place. We operate in a highly competitive industry and our high labor costs or any increases to these costs could affect our ability to compete.

Our business could be harmed if we are unable to attract and retain qualified personnel at reasonable costs.

We compete against the major U.S. airlines and other businesses for labor in many highly skilled positions. If we are unable to hire, train and retain qualified employees at a reasonable cost, or if we lose the services of key personnel we may be unable to grow or sustain our business and our operating results and business prospects could be harmed. We may also have difficulty replacing management or other key personnel who leave and, therefore, the loss of any of these individuals could harm our business.

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

We rely on third-party vendors for certain critical activities.

We have historically relied on outside vendors for a variety of services and functions critical to our business, including airframe and engine maintenance, ground handling, fueling, computer reservation system hosting and software maintenance. As part of our cost control efforts, our reliance on outside vendors has recently increased and may continue to do so. In September 2004, Alaska began subcontracting the remainder of its heavy aircraft maintenance to outside vendors. In addition, Alaska retained outside suppliers for fleet service and facilities maintenance. In May 2005, Alaska subcontracted out its ground handling services at Seattle-Tacoma Airport to a vendor that provides similar services to Alaska and other carriers at many other locations.

Our increased use of outside vendors increases our exposure to several risks. In the event that one or more vendors goes into bankruptcy, ceases operation or fails to perform as promised, replacement services may not be readily available at competitive rates, or at all. Although we monitor our vendors for quality control, if one of our vendors fails to perform adequately we may experience increased costs, delays, maintenance issues, safety issues or negative public perception of our airline. In late 2005 and early 2006, Alaska experienced a number of negative press reports following several aircraft incidents in Seattle. The Company has taken steps to increase supervision and training of vendor personnel in order to reduce the risk of further incidents and negative publicity. Vendor bankruptcies, unionization, regulatory compliance issues or significant changes in the competitive marketplace among suppliers could adversely affect vendor services or force Alaska to renegotiate existing agreements on less favorable terms. These events could result in disruptions in Alaska’s operations or increases in its cost structure.

Our operations are often affected by factors beyond our control, including traffic congestion at airports, weather conditions and increased security measures, any of which could harm our financial condition and results of operations.

Like other airlines, our operations are subject to delays caused by factors beyond our control, including air traffic congestion at airports, adverse weather conditions and increased security measures, including measures imposed in response to security breaches. Delays frustrate passengers, reduce aircraft utilization and increase costs, all of which in turn affect our profitability. During periods of fog, snow, rain, freezing rain, storms or other adverse weather conditions, flights may be canceled or significantly delayed. Due to our geographic area of operations, we believe a significant portion of our operation is more susceptible to adverse weather conditions than many of our competitors. Cancellations or delays due to weather conditions, traffic control problems and breaches in security could harm our financial condition and results of operations.

Increases in government taxes and fees could reduce demand for air travel and harm our business.

Airlines pay or are responsible for collecting a number of different taxes and fees including, but not limited to, airport facility charges, immigration fees, security fees, excise taxes on ticket sales, and fuel taxes. We believe the demand for air travel is highly sensitive to fare levels. Although law makers may impose additional fees and view them as “pass-through costs,” we believe that a higher total ticket price in the eyes of the consumer will influence their purchase and travel decisions and may result in an overall decline in passenger traffic, which would harm our business.

Moreover, we believe that the impact of higher fixed-rate fees is proportionally greater for low fare carriers, carriers with a high percentage of leisure travelers, and carriers that fly relatively short segments. Because Alaska carries many leisure travelers, we believe higher security fees and other fee increases generally could negatively impact us more than some of our competitors.

Changes in government regulation imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions.

Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that involve significant compliance costs. In the last several years, Congress has passed laws, and the U.S. Department of Transportation, the Transportation Security Administration and the Federal Aviation Administration (the “FAA”) have issued regulations, relating to the maintenance and operation of airlines that have required significant expenditures. For example, the FAA has issued regulations covering, among other things, security measures, collision avoidance systems, noise abatement, environmental restrictions, safety procedures and maintenance regulations. Similarly, many aspects of an airline’s operations are subject to increasingly stringent federal, state and local laws protecting the environment. Additionally, because of significantly higher security and other costs incurred by airports since September 11, 2001, many airports have increased their rates and charges to air carriers. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising ticket prices, reducing revenue and/or increasing costs.

We rely heavily on automated systems to operate our business and any failure of these systems could harm our business.

We depend on automated systems to operate our business, including our computerized airline reservation system, our telecommunication systems and our website. We also issue a substantial number of our tickets to passengers as electronic tickets. We depend on our computerized reservation system to be able to issue, track and accept these electronic tickets. In order for our operations to work efficiently, our website and reservation system must be able to accommodate a high volume of traffic and deliver important flight information. Substantial or repeated website, reservations system or telecommunication systems failures could reduce the attractiveness of our services and cause our customers to purchase tickets from another airline. In addition, we rely on other automated systems for crew scheduling, flight dispatch, and other operational needs. Any disruption in these systems could result in the loss of important data, increase our expenses and possibly cause us to temporarily cease our operations.

We rely on partner airlines for code share and frequent flyer marketing arrangements

Alaska is a party to marketing agreements with a number of domestic and international air carriers, or “partners”, including but not limited to American Airlines, Continental Airlines, Delta Airlines and Northwest Airlines. These agreements provide that certain flight segments operated by us are held out as partner “codeshare” flights and that certain partner flights are held out for sale as Alaska codeshare flights. In addition, the agreements generally provide that members of Alaska’s Mileage Plan program can earn miles on or redeem miles for partner flights and vice versa. We receive a significant amount of revenue from flights sold under code share arrangements. In addition, we believe that the frequent flyer arrangements are an important part of our Mileage Plan program. The loss of a significant partner or certain partner flights could have a negative impact on our revenues or the attractiveness of our Mileage Plan, which we believe is a source of competitive advantage. In September 2005, both Northwest and Delta filed for protection under Chapter 11 of the Bankruptcy Code. Either carrier could propose plans of reorganization that would seek to modify or terminate some or all of these agreements.

We are dependent on a limited number of suppliers for aircrafts and parts.

Alaska is dependent on Boeing as its sole supplier for aircraft and many aircraft parts. As a result, we are more vulnerable to any problems associated with the supply of those aircrafts and parts, including design defects, mechanical problems, contractual performance by the manufacturers, or adverse perception by the public that would result in customer avoidance or in actions by the FAA resulting in an inability to operate our aircraft. Carriers that operate a more diversified fleet are better positioned than we are to manage such events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have interest rate risk in our floating rate debt obligations and our available for sale marketable investment portfolio, and commodity price risk in jet fuel required to operate our aircraft fleet. We purchase the majority of our jet fuel at prevailing market prices, and seek to manage market risk through execution of a documented hedging strategy and other means. We have market sensitive instruments in the form of fixed-rate debt instruments and financial derivative instruments used to hedge our exposure to jet fuel price increases. We do not purchase or hold any derivative financial instruments for trading purposes.

Fuel Prices

We utilize derivative financial instruments as hedges to decrease our exposure to the volatility of jet fuel prices. We believe there is risk in not hedging against the possibility of fuel price increases. See Note 11 in the Financial Statements for a summary of our hedge positions. We estimate that a 10% increase or decrease in crude oil prices as of December 31, 2005 would increase and decrease the fair value of our hedging portfolio by approximately $29.2 million and $28.4 million, respectively.

Please refer to page 20, as well as to Note 11 in the financial statements, for company specific data on the results of our fuel hedging program.

Financial Market Risk

We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term investment portfolio. Our debt obligations include variable-rate instruments, which have exposure to changes in interest rates. This exposure is somewhat mitigated through our variable-rate investment portfolio. A hypothetical 10% change in the average interest rates incurred on variable-rate debt during 2005 would correspondingly change our net earnings and cash flows associated with these items by approximately $1.8 million. In order to help mitigate the risk of interest rate fluctuations, we fixed the interest rates on several of our existing variable-rate debt agreements in 2005. As a result, our variable-rate debt is approximately 37% of our total long-term debt at December 31, 2005 compared to 57% at December 31, 2004.

We also have investments in marketable securities, which are exposed to market risk associated with changes in interest rates. If short-term interest rates were to average 1% more than they did in 2005, interest income would increase by approximately 20 basis points.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2005	2004	2005	2004	2005	2004	2005	2004
	(in millions)
Operating revenues	$523.3	$491.3	$616.3	$577.6	$689.3	$632.8	$587.2	$531.3
Operating income (loss)	(70.6)	(48.0)	1.6	(21.6)	80.4	41.0	(22.2)	(56.8)
Income (loss) before accounting change	9.3	(34.4)	12.9	(2.7)	82.3	61.0	(26.7)	(43.0)
Net income (loss)	(70.8)	(34.4)	12.9	(2.7)	82.3	61.0	(26.7)	(43.0)

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

Disclosure Controls and Procedures

As of December 31, 2005, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is communicated to our certifying officers on a timely basis.

Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective.

Internal Controls over Financial Reporting

We made no changes in our internal controls over financial reporting during 2005 that our certifying officers concluded materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements:

See Exhibit Index on page 96.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIRLINES, INC.

By:	/s/ William S. Ayer	Date: February 17, 2006
William S. Ayer, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 17, 2006 on behalf of the registrant and in the capacities indicated.

/s/ William S. Ayer	Chairman, President, Chief Executive Officer and Director
William S. Ayer

/s/ Bradley D. Tilden	Executive Vice President/Finance and Chief Financial Officer (Principal Financial Officer)
Bradley D. Tilden

/s/ Brandon S. Pedersen	Staff Vice President/Finance and Controller (Principal Accounting Officer)
Brandon S. Pedersen

/s/ Patricia M. Bedient	Director
Patricia M. Bedient

/s/ Phyllis J. Campbell	Director
Phyllis J. Campbell

/s/ Jessie J. Knight, Jr.	Director
Jessie J. Knight, Jr.

/s/ Dennis F. Madsen	Director
Dennis F. Madsen

/s/ Byron I. Mallott	Director
Byron I. Mallott

/s/ Richard A. Wien	Director
Richard A. Wien

BALANCE SHEETS

Alaska Airlines, Inc.

ASSETS

As of December 31 (In Millions)	2005	2004
Current Assets
Cash and cash equivalents	$73.3	$27.8
Marketable securities	909.0	845.9
Securities lending collateral	112.0	—
Receivables from related companies	51.1	64.9
Receivables - less allowance for doubtful accounts (2005 - $2.2; 2004 - $2.5)	113.5	91.9
Inventories and supplies - net	18.6	17.0
Deferred income taxes	86.1	66.6
Fuel hedge contracts	88.2	57.9
Prepaid expenses and other current assets	35.5	38.9

Total Current Assets	1,487.3	1,210.9

Property and Equipment
Aircraft and other flight equipment	2,086.3	2,101.7
Other property and equipment	403.4	396.6
Deposits for future flight equipment	276.2	39.5

	2,765.9	2,537.8
Less accumulated depreciation and amortization	915.4	809.6

Total Property and Equipment - Net	1,850.5	1,728.2

Intangible Assets Related to Additional Minimum Pension Liability	33.6	38.6

Fuel Hedge Contracts	45.2	26.6

Other Assets	95.3	77.6

Total Assets	$3,511.9	$3,081.9

See accompanying notes to financial statements.

BALANCE SHEETS

Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDERS’ EQUITY

As of December 31 (In Millions Except Share Amounts)	2005	2004
Current Liabilities
Accounts payable	$110.4	$125.9
Payables to related companies	218.0	5.7
Accrued aircraft rent	65.1	68.2
Accrued wages, vacation and payroll taxes	89.0	119.6
Other accrued liabilities	331.6	291.8
Air traffic liability	291.0	249.4
Securities lending obligation	112.0	—
Current portion of long-term debt and capital lease obligations	109.4	51.1

Total Current Liabilities	1,326.5	911.7

Long-Term Debt and Capital Lease Obligations, Net of Current Portion	762.6	798.2

Other Liabilities and Credits
Deferred income taxes	136.3	158.9
Deferred revenue	285.8	259.3
Other liabilities	373.8	277.2

	795.9	695.4

Commitments and Contingencies
Shareholder’s Equity
Common stock, $1 par value
Authorized: 1,000 shares
Issued: 2005 and 2004 - 500 shares	—	—
Capital in excess of par value	457.1	451.4
Deferred stock-based compensation	(6.7)	(2.9)
Accumulated other comprehensive loss	(132.0)	(82.7)
Retained earnings	308.5	310.8

	626.9	676.6

Total Liabilities and Shareholder’s Equity	$3,511.9	$3,081.9

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS

Alaska Airlines, Inc.

Year Ended December 31 (In Millions Except Per Share Amounts)	2005	2004	2003
Operating Revenues
Passenger	$2,183.0	$2,023.6	$1,840.4
Freight and mail	90.3	86.4	77.3
Other - net	142.8	123.0	109.7

Total Operating Revenues	2,416.1	2,233.0	2,027.4

Operating Expenses
Wages and benefits	737.4	799.7	781.5
Contracted services	119.9	96.5	81.6
Aircraft fuel	626.6	472.0	312.1
Aircraft maintenance	185.2	145.8	153.4
Aircraft rent	116.8	113.5	123.9
Food and beverage service	47.7	49.8	58.7
Selling expenses	126.9	132.2	148.0
Depreciation and amortization	125.4	128.1	119.5
Landing fees and other rentals	161.9	142.0	127.8
Other	158.7	148.6	140.3
Restructuring charges	20.4	53.4	—
Impairment of aircraft and related spare parts	—	36.8	—

Total Operating Expenses	2,426.9	2,318.4	2,046.8

Operating Loss	(10.8)	(85.4)	(19.4)

Nonoperating Income (Expense)
Interest income	32.5	26.2	15.2
Interest expense	(51.2)	(44.1)	(45.2)
Interest capitalized	8.1	1.1	1.5
U.S. government compensation	—	—	52.8
Fuel hedging gains	150.6	75.3	5.4
Other - net	(5.0)	(0.1)	1.5

	135.0	58.4	31.2

Income (loss) before income tax and accounting change	124.2	(27.0)	11.8
Income tax expense (benefit)	46.4	(7.9)	8.8

Income (loss) before accounting change	77.8	(19.1)	3.0
Cumulative effect of accounting change, net of tax	(80.1)	—	—

Net Income (Loss)	$(2.3)	$(19.1)	$3.0

Unaudited Pro Forma Results (assuming change in method of accounting was applied retrospectively):
Pro forma net income (loss)	NA	$(15.7)	$8.3

See accompanying notes to financial statements.

STATEMENTS OF SHAREHOLDER’S EQUITY

Alaska Airlines, Inc.

(In Millions)	Common Stock	Capital in Excess of Par Value	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at December 31, 2002	$0.0	$324.8	$0.0	$(82.0)	$326.9	$569.7

2003 net income					3.0	3.0
Other comprehensive income (loss):
Officers supplemental retirement plan net of $1.0 tax benefit				(2.0)		(2.0)

Related to marketable securities:
Change in fair value				(1.2)
Reclassification to earnings				(0.1)
Income tax effect				0.5

				(0.8)		(0.8)

Related to fuel hedges:
Change in fair value				24.0
Reclassification to earnings				(25.0)
Income tax effect				0.4

				(0.6)		(0.6)

Minimum pension liability adjustment net of $3.3 tax expense				5.2		5.2

Total comprehensive income						4.8

Capital contribution from Air Group		123.6				123.6

Balances at December 31, 2003	$0.0	$448.4	$0.0	$(80.2)	$329.9	$698.1

2004 net loss					(19.1)	(19.1)
Other comprehensive income (loss):
Officers supplemental retirement plan net of $1.0 tax expense				1.5		1.5

Related to marketable securities:
Change in fair value				(5.2)
Reclassification to earnings				0.9
Income tax effect				1.6

				(2.7)		(2.7)

Related to fuel hedges:
Change in fair value				16.1
Reclassification to earnings				(14.5)
Income tax effect				(0.6)

				1.0		1.0

Minimum pension liability adjustment net of $1.2 tax benefit				(2.3)		(2.3)

Total comprehensive loss						(21.6)

Deferred stock-based compensation		3.0	(3.0)			0.0
Amortization of deferred stock-based compensation		—	0.1			0.1

Balances at December 31, 2004	$0.0	$451.4	$(2.9)	$(82.7)	$310.8	$676.6

2005 net loss					(2.3)	(2.3)
Other comprehensive income (loss):
Officers supplemental retirement plan net of $0.7 tax benefit				(1.1)		(1.1)

Related to marketable securities:
Change in fair value				(3.5)
Reclassification to earnings				3.5
Income tax effect				0.0

				0.0		0.0

Related to fuel hedges:
Reclassification to earnings				(11.3)
Income tax effect				4.3

				(7.0)		(7.0)

Minimum pension liability adjustment, net of $24.4 tax benefit				(41.2)		(41.2)

Total comprehensive loss						(51.6)

Deferred stock-based compensation		5.7	(5.7)			0.0
Amortization of deferred stock-based compensation		—	1.9			1.9

Balances at December 31, 2005	$0.0	$457.1	$(6.7)	$(132.0)	$308.5	$626.9

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

Alaska Airlines, Inc.

Year Ended December 31 (In Millions)	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(2.3)	$(19.1)	$3.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	80.1	—	—
Restructuring charges	20.4	53.4	—
Impairment of aircraft and related spare parts	—	36.8	—
Depreciation and amortization	125.4	128.1	119.5
Amortization of airframe and engine overhauls	—	56.1	63.8
Amortization of deferred stock-based compensation	1.9	0.1	—
Changes in derivative fair values	(60.2)	(46.5)	2.3
Loss on sale of assets	3.0	2.0	3.4
Changes in deferred income taxes	35.4	(8.2)	5.7
(Increase) decrease in receivables - net	(7.8)	46.7	5.0
(Increase) decrease in prepaid expenses and other current assets	(4.3)	(15.3)	4.0
Increase in air traffic liability	41.6	12.3	26.0
Increase (decrease) in other current liabilities	(10.3)	81.5	39.3
Increase in deferred revenue and other-net	49.9	13.8	46.6

Net cash provided by operating activities	272.8	341.7	318.6

Cash flows from investing activities:
Proceeds from disposition of assets	3.1	10.1	0.5
Purchases of marketable securities	(1,184.5)	(976.1)	(942.9)
Sales and maturities of marketable securities	1,121.4	745.3	689.0
Property and equipment additions:
Aircraft and aircraft purchase deposits	(309.9)	(54.0)	(204.1)
Capitalized overhauls	—	(58.0)	(62.0)
Other flight equipment	(33.6)	(14.4)	(11.9)
Other property and equipment	(30.3)	(33.2)	(31.4)
Aircraft deposits returned	—	—	1.2
Restricted deposits and other	(16.2)	(11.8)	(15.2)

Net cash used in investing activities	(450.0)	(392.1)	(576.8)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	73.8	94.6	129.5
Long-term debt and capital lease payments	(51.1)	(208.9)	(71.3)
Proceeds from Air Group common stock offering, net of related fees	200.0
Capital contribution from Air Group	—	—	123.6

Net cash provided by (used in) financing activities	222.7	(114.3)	181.8

Net change in cash and cash equivalents	45.5	(164.7)	(76.4)
Cash and cash equivalents at beginning of year	27.8	192.5	268.9

Cash and cash equivalents at end of year	$73.3	$27.8	$192.5

Supplemental disclosure of cash paid (refunded) during the year for:
Interest (net of amount capitalized)	$41.4	$42.8	$43.3
Income taxes	1.5	3.3	(0.4)
Noncash investing and financing activities:
Credit received for flight deposits deferred in other liabilities	$9.7	—	—

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

Alaska Airlines, Inc.

December 31, 2005

Note 1. General and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Alaska Airlines, Inc. (Alaska or the Company), an Alaska corporation, is a wholly-owned subsidiary of Alaska Air Group, Inc. (Air Group), a Delaware corporation. Air Group is also the parent company of Horizon Air Industries, Inc. (Horizon) and Alaska Air Group Leasing (AAGL).

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and their preparation requires the use of management’s estimates. Actual results may differ from these estimates.

Nature of Operations

Alaska is a major airline and principally serves destinations in the state of Alaska and North/South service between cities in the Western U.S., Canada and Mexico. Alaska also provides East/West service to 8 cities, primarily from Seattle. It operates an all jet fleet and its average passenger trip in 2005 was 1,009 miles.

The Company’s operations and financial results are subject to various uncertainties, such as industry instability, which has lead to bankruptcy filings by some of the major carriers, general economic conditions, intense competition, volatile fuel prices, a largely unionized work force, the need to finance large capital expenditures, government regulation, and potential aircraft incidents.

Approximately 84% of Alaska’s employees are covered by collective bargaining agreements, of which approximately 61% are covered under agreements that are currently in negotiations or become amendable prior to December 31, 2006.

Airlines are characterized by high fixed costs. Small fluctuations in load factors and yield (a measure of ticket prices) can have a significant impact on operating results. The Company has been and continues working to reduce unit costs to better compete with carriers that have lower cost structures.

West Coast passenger traffic accounted for 47% of 2005 revenue passenger miles, passenger traffic within Alaska and between Alaska and the U.S. mainland accounted for 20%, the Mexico markets accounted for 10%, the Canada markets accounted for 5%, and other markets accounted for 18%. Based on passenger enplanements, Alaska’s leading airports are Seattle, Los Angeles, Portland and Anchorage. Based on 2005 revenues, its leading nonstop routes are Seattle-Anchorage, Seattle-Los Angeles, and Seattle-San Diego.

Reclassifications

Certain reclassifications have been made to conform the prior years’ data to the current format.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. They are carried at cost, which approximates market. The Company reduces cash balances when checks are disbursed. Due to the time delay in checks clearing the banks, the Company normally maintains a negative balance in its cash disbursement accounts, which is reported as a current liability. The amount of the negative cash balance was $27.7 million and $25.2 million at December 31, 2005 and 2004, respectively, and is included in accounts payable.

Securities Lending

Beginning in 2005, from time to time, the Company lends certain marketable securities to third parties for a period of time of less than one year. During the time period in which these securities are loaned to the third parties, the Company requires cash collateral for 102% of the daily market value of the loaned securities. This cash collateral is restricted and is deposited with a lending agent and invested by that agent in accordance with the Company’s guidelines to generate additional income, which is shared with the lending agent. As of December 31, 2005, the Company had $110.0 million of securities on loan under the program. The affected securities are classified as marketable securities and included in current assets. The Company maintains full ownership rights to the securities loaned and continues to earn interest and appreciation on them. The cash collateral is classified in current assets as securities lending collateral in our balance sheets and the related liability is classified in current liabilities as securities lending obligation.

Receivables

Receivables consist primarily of airline traffic (including credit card) receivables, amounts from customers, mileage plan partners, government tax authorities, and other miscellaneous amounts due to the Company, and are net of an allowance for doubtful accounts of $2.2 million at December 31, 2005 and $2.5 million at December 31, 2004. Management determines the allowance for doubtful accounts based on known troubled accounts and historical experience applied to an aging of accounts.

Inventories and Supplies - net

Expendable aircraft parts, materials and supplies are stated at average cost and are included in inventories and supplies-net. An obsolescence allowance for flight equipment expendable parts is accrued based on estimated lives of the corresponding fleet type and salvage values. Surplus inventories are carried at their net realizable value. The allowance for all non-surplus expendable inventories was $12.2 million and $11.5 million at December 31, 2005 and 2004, respectively. Inventory and supplies-net also includes fuel inventory of $3.9 million and $3.6 million at December 31, 2005 and 2004, respectively. Repairable and Rotable aircraft parts inventory are included in flight equipment.

Property, Equipment and Depreciation

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which are as follows:

Aircraft and related flight equipment:
Boeing 737-200C	through 2007*
Boeing 737-400/700/800/900	20 years
Boeing MD-80	20 years
Buildings	10-30 years

Capitalized leases and leasehold improvements	Term of lease

Other equipment	3-10 years

*	As a result of our announced intent to retire the B737-200C fleet, all aircraft and related flight equipment are being depreciated through 2006 and 2007, depending on the scheduled retirement dates.

Flight equipment includes repairable inventory parts, net of an obsolescence allowance. As of December 31, 2005 and 2004, this allowance totaled $14.0 million and $13.4 million, respectively.

Maintenance and repairs are expensed when incurred. Major modifications that extend the life or improve the usefulness of aircraft are capitalized and depreciated over their estimated period of use. Assets and related obligations for items financed under capital leases are initially recorded at an amount equal to the present value of the future minimum lease payments.

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

Internally-Used Software Costs

The Company capitalizes costs to develop internal-use software that are incurred in the application development stage. Amortization commences when the software is ready for its intended use and the amortization period is the estimated useful life of the software, generally three to five years. Capitalized costs primarily include contract labor and payroll costs of the individuals dedicated to the development of internal use software. The Company capitalized software development costs of $2.3 million, $6.7 million, and $3.2 million during the years ended December 31, 2005, 2004, and 2003, respectively.

Workers Compensation and Employee Health Care Accruals

The Company uses a combination of self-insurance and insurance mechanisms to provide for workers compensation claims and employee health care benefits. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience and outside expertise, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Deferred Revenue

Deferred revenue results primarily from the sale of mileage credits and the sale and leaseback of aircraft. This revenue is recognized when award transportation is provided or over the term of the applicable agreements.

Operating Leases

The Company leases aircraft, airport and terminal facilities, office space, and other equipment under operating leases. Some of these lease agreements contain rent escalation clauses or rent holidays. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases in the statements of operations.

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

As leased aircraft are returned, any payments are charged against the established accrual. The accrual is part of other current and long-term liabilities, and was $3.3 million and $6.9 million as of December 31, 2005 and December 31, 2004, respectively.

Revenue Recognition

Passenger revenue is recognized when the passenger travels. Tickets sold but not yet used are reported as air traffic liability. Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized as revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the statistical analysis of the Company’s historical data. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in results of operations during the period in which the evaluations are completed. Historically, such adjustments have not been significant.

Freight and mail revenues are recognized when service is provided. Other-net revenues are primarily related to the Mileage Plan and they are recognized as described in the “Mileage Plan” paragraph below.

Mileage Plan

Alaska operates a frequent flyer program (“Mileage Plan”) that provides travel awards to members based on accumulated mileage. For miles earned by flying on Alaska and through airline partners, the estimated incremental cost of providing free travel awards is recognized as a selling expense and accrued as a liability as miles are accumulated. Alaska also sells mileage credits to non-airline partners such as hotels, car rental agencies, a grocery store chain, and a major bank that offers Alaska Airlines affinity credit cards. The Company defers the portion of the sales proceeds that represents the estimated fair value of the award transportation and recognizes that amount as revenue when the award transportation is provided. The deferred proceeds are recognized as passenger revenue for awards redeemed on Alaska or Horizon, and as other-net revenue for awards redeemed on other airlines. Alaska’s Mileage Plan deferred revenue and liabilities are included under the following balance sheet captions at December 31 (in millions):

Balance Sheet Captions	2005	2004
Current Liabilities:
Other accrued liabilities	$165.0	$136.6
Other Liabilities and Credits:
Deferred revenue	280.9	252.9
Other liabilities	20.9	19.8

Total	$466.8	$409.3

The amounts recorded in other accrued liabilities relate primarily to deferred revenue expected to be realized within one year, including $25.1 million and $25.0 million at December 31, 2005 and 2004, respectively, associated with Mileage Plan awards issued but not yet flown.

Alaska’s Mileage Plan revenue is included under the following statements of operations captions for the years ended December 31 (in millions):

	2005	2004	2003
Passenger revenues	$81.3	$65.3	$63.0
Other-net revenues	98.9	77.8	76.0

Total Mileage Plan revenues	$180.2	$143.1	$139.0

Aircraft Fuel

Aircraft fuel includes raw jet fuel and associated “into-plane” costs, fuel taxes, oil, and the effective portion of our settled fuel hedges.

Contracted Services

Contracted services includes expenses for ground handling, security, navigation fees, temporary employees, data processing fees, and other similar services.

Selling Expenses

Selling expenses include credit card commissions, global distribution systems charges, Mileage Plan free travel awards, advertising, promotional costs, commissions and incentives. Advertising production costs are expensed the first time the advertising takes place. Advertising expense was $12.7 million, $14.9 million, and $15.3 million in 2005, 2004 and 2003, respectively.

Capitalized Interest

Interest is capitalized on flight equipment purchase deposits and ground facility progress payments as a cost of the related asset, and is depreciated over the estimated useful life of the asset. The interest cost is based on the Company’s weighted average borrowing rate.

Derivative Financial Instruments

The Company accounts for financial derivative instruments utilizing Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities”, as amended. The Company uses crude-oil-based derivative instruments, to hedge a portion of its exposure to jet fuel price increases. These instruments primarily consist of purchased call options, collar structures, and fixed-price swap agreements.

Income Taxes

The Company uses the asset and liability approach for accounting and reporting income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance would be established, if necessary, for the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Stock Options

The Company applies the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for stock options granted by Air Group to the Company’s employees.

The following table represents the pro forma net income (loss) before accounting change and pro forma net income (loss) had compensation cost for the Company’s stock options been determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” In accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and then amortized ratably over the vesting period. The following assumptions were used for grants in 2005, 2004, and 2003, respectively: dividend yield of 0% for all years; volatility of 43%, 37%, and 43%; risk-free interest rates of 4.39%, 3.43%, and 2.97%: and expected lives of 5 years for all years. Using these assumptions, the weighted average fair value of options granted was $14.37, $11.74, and $8.98 in 2005, 2004, and 2003, respectively.

	2005	2004	2003
Income (loss) before accounting change (in millions):
As reported	$77.8	$(19.1)	$3.0
Add: Total stock-based compensation expense recognized under the intrinsic value-based method, net of related tax	1.1	—	—
Deduct: Total stock-based compensation expense determined under fair value-based methods for all awards, net of related tax	(3.9)	(3.7)	(4.8)

Pro forma net income (loss) before accounting change	$75.0	$(22.8)	$(1.8)

Net income (loss) as reported	$(2.3)	$(19.1)	$3.0
Add: Total stock-based compensation expense recognized under the intrinsic value-based method, net of related tax	1.1	—	—
Deduct: Total stock-based compensation expense determined under fair value-based methods for all awards, net of related tax	(3.9)	(3.7)	(4.8)

Pro forma net loss	$(5.1)	$(22.8)	$(1.8)

During the fourth quarter of 2004, the Financial Accounting Standards Board issued SFAS 123R, “Share Based Payment: An Amendment of SFAS Nos. 123 and 95.” The new standard requires companies to recognize as expense the fair value of stock options and other equity-based compensation issued to employees as of the grant date. This new standard will apply both to stock options that Air Group grants to the Company’s employees and to the Employee Stock Purchase Plan, which features a look-back provision and allows employees to purchase Air Group stock at a 15% discount. Implementation of SFAS 123R was effective January 1, 2006. Options are typically granted with ratable vesting provisions, and the Company intends to amortize compensation cost over the service period using the straight-line method. The Company will use the “modified prospective method” upon adoption whereby previously awarded but unvested equity awards are accounted for in accordance with SFAS 123R and prospective amounts are recognized in the income statement instead of simply being disclosed. Once adopted, the Company expects that stock-based compensation expense, as measured under SFAS 123R, will be approximately $6 million to $8 million per year on a pre-tax basis, of which $3 million to $5 million will be for stock-based compensation that has not historically been recorded in our statements of operations.

Variable Interest Entities

The Company is the lessee in a series of operating leases covering our leased aircraft. In many instances, the lessors are trusts established by a third party specifically to purchase, finance and lease aircraft to the Company. These leasing entities meet the criteria for variable interest entities. However, they do not meet the consolidation requirements of Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (FIN 46) because the Company is not the primary beneficiary of the entity’s expected gains or losses. The Company’s conclusions are based on the fact that the leasing arrangements involved contain terms which are consistent with market terms at the inception of the lease and do not include residual value guarantees made by the Company, fixed-price purchase obligations or similar features that obligate the Company to absorb the majority of expected losses of the variable interest entities. The Company’s maximum exposure under these types of lease arrangements is the remaining lease payments, which are reflected in future lease commitments in Note 7 (plus the cost, if any, of bringing the equipment into compliance with the physical condition required for return).

New Accounting Standards

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The FIN also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective in the fourth quarter of 2005. FIN 47 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” for the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective beginning January 1, 2006. SFAS No. 154 is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 was effective for the fourth quarter of 2005. EITF 05-6 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In March 2004, the EITF reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (EITF 03-1). The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance became effective for reporting periods beginning after June 15, 2004, while the disclosure requirements became effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, “(FSP EITF 03-01-1). FSP EITF 03-01-1 delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-01. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. This statement specifically nullifies the requirements of paragraphs 10-18 of EITF 03-1 and references existing other-than-temporary impairment guidance. The guidance under this FSP is effective for reporting periods beginning after December 15, 2005. At December 31, 2005, available-for-sale investments in the Company’s marketable securities portfolio had unrealized pre-tax losses totaling $3.9 million which are recorded in Other Accumulated Comprehensive Income. Management does not believe that the securities with unrealized losses as of December 31, 2005 meet the criteria for recognizing the loss under existing other-than-temporary guidance.

Fourth Quarter Adjustments

Fourth quarter 2005 adjustments include the following items:

•	A $47.1 million mark-to-market loss on fuel hedges that settle in future periods, net of the reclassification of previously recorded mark-to-market gains on hedges that settled in the fourth quarter. For the full year, total mark-to-market gains, net of the reclassification, totaled $53.1 million.

•	A $0.3 million adjustment to restructuring charges to adjust the estimate for post-employment medical costs for affected employees based on actual costs incurred.

Fourth quarter 2004 adjustments include the following items:

•	A charge of $25.9 million related to restructuring initiatives announced earlier in 2004. The total charge for 2004 was $53.4 million.

•	A $20.3 million mark-to-market loss on fuel hedges that settle in future periods, net of the reclassification of previously recorded mark-to-market gains on hedges that settled in the fourth quarter. For the year ended December 31, 2004, total mark-to-market gain related to future hedges, net of the reclassification, was $50.1 million.

Note 2. Change in Accounting Principle

Effective January 1, 2005, the Company changed its method of accounting for major airframe and engine overhauls from the capitalize and amortize method to the direct expense method. Under the former method, these costs were capitalized and amortized to maintenance expense over the shorter of the life of the overhaul or the remaining lease term. Under the direct expense method, overhaul costs are expensed as incurred. The Company believes that the direct expense method is preferable because it eliminates the judgment and estimation needed to determine overhaul versus repair allocations in maintenance activities. Additionally, the Company’s approved maintenance program for the majority of its airframes now focuses more on shorter, but more frequent, maintenance visits. Management also believes that the direct expense method is the predominant method used in the airline industry. Accordingly, effective January 1, 2005, the Company wrote off the net book value of its previously capitalized airframe and engine overhauls for all aircraft resulting in a charge of $128.2 million pre-tax ($80.1 million after tax). The Company does not believe disclosing the effect of adopting the direct expense method on net income for 2005 provides meaningful information because of changes in the Company’s maintenance program, including the execution of a “power by the hour” engine maintenance agreement with a third party in late 2004.

Note 3. Marketable Securities

At December 31, 2005 and 2004 all of the Company’s marketable securities, including securities pledged under the securities lending program, were classified as available-for-sale. The securities are carried at fair value, with the unrealized gains and losses reported in shareholder’s equity under the caption “Accumulated Other Comprehensive Loss.” Realized gains and losses are included in other nonoperating income (expense) in the statements of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on marketable securities are included in interest income in the statements of operations.

Marketable securities consisted of the following at December 31 (in millions):

	2005	2004
Cost:
U.S. government securities	$207.3	$331.1
Asset-backed obligations	151.3	278.9
Other corporate obligations	554.3	239.6

	$912.9	$849.6

Fair value:
U.S. government securities	$206.1	$329.1
Asset-backed obligations	150.0	277.4
Other corporate obligations	552.9	239.4

	$909.0	$845.9

At December 31, 2005 and 2004, gross unrealized gains and losses were not material to the financial statements.

Of the marketable securities on hand at December 31, 2005, 80% are expected to mature in 2006, 17% in 2007, and 3% thereafter.

	2005	2004	2003
Proceeds from sales and maturities	$1,121.4	$745.3	$689.0
Gross realized gains	0.4	0.2	0.9
Gross realized losses	4.0	1.6	1.0

The Company’s total cash and marketable securities portfolio was $982.3 million and $873.7 million as of December 31, 2005 and 2004, respectively.

Note 4. Detail of Other Financial Statement Captions

Receivables

Receivables consisted of the following at December 31 (in millions):

	2005	2004
Airline traffic receivables	$59.8	$46.4
Mileage Plan receivables	26.7	25.6
Fuel hedging receivables	9.6	5.0
Other receivables	19.6	17.4
Allowance for doubtful accounts	(2.2)	(2.5)

	$113.5	$91.9

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31 (in millions):

	2005	2004
Prepaid aircraft rent	$8.0	$9.6
Prepaid commissions	6.5	5.6
Prepaid fuel costs	7.4	1.6
Other	13.6	22.1

	$35.5	$38.9

Other Assets

Other assets consisted of the following at December 31 (in millions):

	2005	2004
Restricted deposits (primarily restricted investments)	$83.7	$66.3
Deferred costs and other	11.6	11.3

	$95.3	$77.6

At December 31, 2005, the Company’s restricted deposits were primarily restricted investments used to guarantee various letters of credit and workers compensation self insurance programs. The restricted investments consist of highly liquid securities with original maturities of three months or less. They are carried at cost, which approximates market. Deferred costs and other includes deferred financing costs, long-term prepaid rent, lease deposits and other items.

Other Accrued Liabilities

Other accrued liabilities consisted of the following at December 31 (in millions):

	2005	2004
Mileage Plan deferred revenue	$122.9	$101.7
Additional minimum pension liability (qualified)	41.6	57.8
Additional minimum pension liability (nonqualified)	1.8	1.5
Other	165.3	130.8

	$331.6	$291.8

Other Liabilities

Other liabilities consisted of the following at December 31 (in millions):

	2005	2004
Additional minimum pension liability (qualified)	$182.6	$103.1
Additional minimum pension liability (nonqualified)	34.3	31.8
Postretirement medical benefits liability	54.4	47.2
Other	102.5	95.1

	$373.8	$277.2

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at December 31 (in millions, net of tax):

	2005	2004
Unrealized gains on unsettled fuel hedges	$(0.3)	$(7.3)
Unrealized loss on marketable securities considered available-for-sale	2.5	2.5
Additional minimum liability adjustment related to pension plans	129.8	87.5

	$132.0	$82.7

Note 5. Long-term Debt and Capital Lease Obligations

At December 31, 2005 and 2004, long-term debt and capital lease obligations were as follows (in millions):

	2005	2004
Fixed-rate notes payable due through 2015*	$546.5	$361.3
Variable-rate notes payable due through 2018*	325.3	487.6

Long-term debt	871.8	848.9
Capital lease obligations	0.2	0.4
Less current portion	(109.4)	(51.1)

	$762.6	$798.2

*	The weighted average fixed interest rate was 7.0% during 2005 and 7.3% during 2004. The weighted average variable interest rate was 4.4% during 2005 and 2.9% during 2004.

At December 31, 2005, borrowings of $798.0 million were secured by flight equipment and real property.

During 2005, Alaska entered into a $172 million variable-rate revolving pre-delivery payment (PDP) facility with a syndicate of lenders to provide a portion of the pre-delivery funding requirements for the Company’s purchase of up to 38 new Boeing 737-800 aircraft (23 of which are firm orders) under the current aircraft purchase agreement. The PDP facility will expire on August 31, 2009. The interest rate is based on the one-month LIBOR plus a specified margin. Borrowings are secured by the Company’s rights under the Boeing purchase agreement. The principal amounts outstanding on the PDP facility relate to specified aircraft and will be repaid at the time that the Company takes delivery of the aircraft, likely using proceeds from long-term debt financing on those aircraft. The Company expects to fund additional pre-delivery payments throughout 2006 and beyond using the PDP facility. As of December 31, 2005, the outstanding balance is $73.8 million and is included in variable-rate notes payable in the table above.

At December 31, 2005, long-term debt principal and capital lease payments for the next five years were as follows (in millions):

	PDP Facility	Other	Total
2006	$54.8	$54.6	$109.4
2007	19.0	57.7	76.7
2008	—	60.7	60.7
2009	—	64.3	64.3
2010	—	68.7	68.7
Thereafter	—	492.2	492.2

Total principal payments	$73.8	$798.2	$872.0

During 2005, the Company exercised its option under several of its existing variable-rate long-term debt arrangements to fix the interest rates through maturity. The fixed rates on these affected debt arrangements range from 5.2% to 6.5%. These changes did not result in any gain or loss in the statements of operations.

Bank Line of Credit

During 2004, Alaska repaid its $150 million credit facility and, on December 23, 2004, that facility expired. On March 25, 2005, Alaska finalized a $160 million variable-rate credit facility, that will expire in March 2008, with a syndicate of financial institutions. The interest rate on the credit facility varies depending on certain financial ratios specified in the agreement with a minimum interest rate of LIBOR plus 2%. Any borrowings will be secured by either aircraft or cash collateral. This credit facility contains contractual restrictions and requires maintenance of specific levels of net worth, maintenance of certain debt and leases to net worth, leverage and fixed charge coverage ratios, and limits on liens, asset dispositions, dividends, and certain other expenditures. Such provisions restrict Alaska from distributing any funds to Air Group in the form of dividends and limit the amount of funds Alaska can loan to Air Group. As of December 31, 2005, $300.0 million was available to loan to Air Group without violating the covenants in the credit facility. As of December 31, 2005, there are no outstanding borrowings on this credit facility.

Certain Alaska loan agreements contain provisions that require maintenance of specified financial covenants. At December 31, 2005, the Company was in compliance with all loan provisions.

Note 6. Related Party Transactions

During 2000, Alaska transferred a flight simulator to AAGL in exchange for a $2.4 million note receivable from AAGL and a $0.6 million reduction in its payable to Air Group. The loan has repayment terms of 12 years at 6.5% interest. AAGL is leasing the simulator to Alaska for 12 years.

Alaska performs all ticket processing for Horizon. Horizon’s ticket sales are recorded by Alaska as air traffic liability and revenue is allocated to and recorded by Horizon when transportation is provided.

Alaska’s Mileage Plan participants may redeem miles on Horizon flights. Additionally, participants who fly on Horizon may earn miles in Alaska’s Mileage Plan. Alaska does not pay nor receive amounts from Horizon for its participation in the plan.

The Company periodically loans Horizon funds at varying interest rates. All amounts are payable on demand. Interest income recognized related to the Horizon loans totaled $2.5 million, $2.0 million, and $2.4 million during 2005, 2004 and 2003, respectively. At December 31, 2005, receivables from related companies include $30.0 million from Horizon, $8.9 million from Alaska Air Group Leasing (AAGL) and $12.2 million from Air Group. At December 31, 2005, payables to related companies include $1.0 million to Horizon, $0.5 million to AAGL and $216.5 million to Air Group. In December 2005, Air Group sold 5.7 million shares of its common stock for net proceeds of $200.0 million. These proceeds were transferred to the Company through the related-party payable. See Note 14.

The Company has an agreement with Horizon to provide revenue sharing on certain markets. Under the arrangement, the Company makes a monthly payment to Horizon for markets that provide connecting traffic to the Company but create losses for Horizon (the incentive markets). Alternatively, if the markets are profitable for Horizon over a specified margin, Horizon will make a payment to the Company. The payment is based on fully allocated cost for Horizon to provide the transportation service, plus a specified margin if the Company has an operating profit for the quarter. Incentive markets are analyzed quarterly and the monthly reimbursement amount is adjusted to reflect the prior quarter’s actual performance. The Company received incentive payments from Horizon of $1.7 million during 2005 and paid incentive payments to Horizon of $13.8 million and $39.6 million in 2004 and 2003, respectively.

The Company also provides certain services to Horizon for which the Company receives payment from Horizon based on the cost of the services, including personnel expenses related to development and maintenance of alaskaair.com and horizon.com, the maintenance of telecommunications lines and related software, personnel and systems expenses to process Horizon’s revenue transactions, and printing and graphics services. The Company also pays certain leasing and other facilities costs on Horizon’s behalf that are reimbursed monthly by Horizon. Total amounts received by the Company from Horizon were $9.7 million, $10.5 million, and $9.1 million in 2005, 2004 and 2003, respectively.

In the normal course of business, Alaska and Horizon provide certain ground handling services and other station-related services to the other company. Charges for these services provided by the Company to Horizon totaled $2.5 million, $2.0 million, and $2.4 million in 2005, 2004 and 2003, respectively. Charges for these services provided by Horizon to the Company totaled $4.8 million in both 2005 and 2004 and $4.1 million in 2003.

Note 7. Commitments

Lease Commitments

At December 31, 2005, the Company had lease contracts for 48 aircraft that have remaining noncancelable lease terms of one to 15 years. The majority of airport and terminal facilities are also leased. Total rent expense was $229.8 million, $211.5 million, and $199.8 million, in 2005, 2004, and 2003, respectively.

Future minimum lease payments with noncancelable terms in excess of one year as of December 31, 2005 are shown below (in millions):

	Operating Leases
	Aircraft	Facilities	Capital Leases
2006	$121.6	$48.0	$0.1
2007	112.0	42.9	0.1
2008	110.0	37.0	—
2009	101.0	35.6	—
2010	113.1	26.4	—
Thereafter	372.4	76.8	—

Total lease payments	$930.1	$266.7	$0.2
Less amount representing interest			—

Present value of capital lease payments			$0.2

Aircraft Commitments

In June 2005, Alaska entered into an aircraft purchase agreement to acquire 35 B737-800 aircraft with deliveries beginning in January 2006 and continuing through April 2011. The purchase agreement also includes options to purchase an additional 15 aircraft and includes rights to purchase up to 50 additional aircraft under similar terms. Concurrent with the execution of this purchase agreement, Alaska paid $110.9 million in aircraft purchase and option deposits using cash and a credit of $9.7 million received from the manufacturer. The $9.7 million credit has been deferred as other liabilities in the Company’s balance sheet and will be applied to the purchase price of future aircraft upon delivery. In December, Alaska converted 20 of the purchase rights into options.

At December 31, 2005, the Company had firm purchase commitments for 35 total aircraft requiring aggregate payments of approximately $954.8 million. Alaska will also take delivery of two B737-800 aircraft in 2006 under operating lease agreements that have already been arranged.

Subsequent to year-end, Alaska converted one option and two purchase rights into firm orders for three additional B737-800s to be delivered in 2007 and 2008.

The Company expects to finance the firm orders and, to the extent exercised, the option aircraft with leases, long-term debt, or internally generated cash.

Note 8. Employee Benefit Plans

Four defined-benefit and four defined-contribution retirement plans cover various employee groups. The defined-benefit plans provide benefits based on an employee’s term of service and average compensation for a specified period of time before retirement. The Company also maintains an unfunded, noncontributory defined-benefit plan for certain elected officers. A summary of each plan follows:

Pension Plans-Qualified Defined Benefit

The Company’s pension plans are funded as required by the Employee Retirement Income Security Act of 1974 (ERISA). The defined-benefit plan assets consist primarily of marketable equity and fixed-income securities. The Company uses a December 31 measurement date for these plans. The following table sets forth the status of the plans for 2005 and 2004 (in millions):

	2005	2004
Projected benefit obligation (PBO)
Beginning of year	$909.9	$805.0
Service cost	50.4	53.8
Interest cost	50.9	48.0
Amendments	—	(0.7)
Curtailment (gain) loss	0.2	(10.1)
Change in assumptions	(11.1)	30.9
Actuarial loss	23.3	4.6
Benefits paid	(34.5)	(21.6)

End of year	$989.1	$909.9

Plan assets at fair value
Beginning of year	$607.0	$529.5
Actual return on plan assets	39.1	49.8
Employer contributions	69.3	49.3
Benefits paid	(34.5)	(21.6)

End of year	$680.9	$607.0

The accumulated benefit obligation for the defined-benefit pension plans was $904.8 million and $767.9 million at December 31, 2005 and 2004, respectively.

	2005	2004
Funded status (PBO less fair value of plan assets)	$(308.2)	$(302.9)
Unrecognized loss	284.4	276.7
Unrecognized prior service cost	33.2	38.2

Net amount recognized	$9.4	$12.0

	2005	2004
Amounts recognized in the balance sheet:
Intangible asset	$33.2	$38.2
Accrued benefit liability-current	(41.6)	(57.8)
Accrued benefit liability-long term	(182.6)	(103.1)
Accumulated other comprehensive loss	200.4	134.8

Net amount recognized	$9.4	$12.0

Weighted average assumptions used to determine benefit obligations as of December 31:

Discount rates of 5.50% and 5.75% were used as of December 31, 2005 and 2004, respectively. For both years, the rate of compensation increase used varied from 3.47% to 6.80%, depending on the plan.

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

Discount rates of 5.75% and 6.00% were used as of December 31, 2005 and 2004, respectively. For both years, the expected return on plan assets used was 8.0% and the rate of compensation increase used varied from 3.47% to 6.80%, depending on the plan.

In determining the discount rate used, the Company’s policy is to use the rates on high-quality long-term bonds near the end of the year and round to the nearest 25 basis points. In determining the expected return on plan assets, the Company assesses the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.

The asset allocation of the defined-benefit plans, by asset category, is as follows as of the end of 2005 and 2004:

	2005	2004
Asset category:
Domestic equity securities	66%	66%
Non-U.S. equity securities	5	5
Fixed income securities	29	29

Plan assets	100%	100%

The Company’s investment policy focuses on achieving maximum returns at a reasonable risk for pension assets over a full market cycle. The Company uses a number of fund managers and invests in various asset classes to diversify risk. Target allocations for the primary asset classes are approximately:

Domestic equities:	65%
Non-U.S. equities:	5%
Fixed income:	30%

Pension assets are rebalanced periodically to maintain the above target asset allocations. An individual equity investment will not exceed 10% of the entire equity portfolio. Fixed income securities carry a minimum “A” rating by Moody’s and/or Standard and Poor’s and the average life of the bond portfolio may not exceed 10 years. The Company does not currently intend to invest plan assets in the Company’s common stock.

Net pension expense for the defined-benefit plans included the following components for 2005, 2004, and 2003 (in millions):

	2005	2004	2003
Service cost	$50.4	$53.8	$44.6
Interest cost	50.9	48.0	43.1
Expected return on assets	(49.9)	(43.9)	(33.9)
Amortization of prior service cost	4.9	5.1	5.2
Recognized actuarial loss	15.4	15.3	14.5

Net pension expense	$71.7	$78.3	$73.5

In 2005 and 2004, the Company recorded $41.2 million (net of taxes of $24.4 million) and $2.3 million (net of taxes of $1.2 million), respectively, in non-cash charges to equity in connection with the defined-benefit plans that the Company sponsors for eligible employees. The charge in 2005 can be partially attributed to the reduction of the discount rate and a change from the GAM83 mortality tables to the RP2000 tables. In 2003, the Company recorded a reduction of this equity charge of $5.2 million (net of taxes of $3.3 million) primarily reflecting higher than expected return on assets.

The Company expects to contribute approximately $50 million to these defined-benefit pension plans during 2006.

Future benefits expected to be paid over the next ten years under the defined-benefit pension plans from the assets of those plans as of December 31, 2005 are as follows (in millions):

2006	$41.6
2007	52.7
2008	53.8
2009	53.9
2010	53.2
2011 - 2015	343.9

Total payments	$599.1

Pension Plans-Nonqualified Defined Benefit

Alaska also maintains an unfunded, noncontributory defined-benefit plan for certain elected officers. This plan uses a December 31 measurement date. The following table sets forth the status of the plans for 2005 and 2004 (in millions):

	2005	2004
Projected benefit obligation
Beginning of year	$34.5	$35.8
Service cost	1.3	1.1
Interest cost	1.9	1.9
Change in assumptions	2.8	(1.2)
Actuarial gain	(0.3)	(1.3)
Benefits paid	(2.5)	(1.8)

End of year	$37.7	$34.5

	2005	2004
Plan assets at fair value
Beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contributions	2.5	1.8
Benefits paid	(2.5)	(1.8)

End of year	$—	$—

The accumulated benefit obligation for the noncontributory defined-benefit plan was $36.1 million and $33.3 million at December 31, 2005 and 2004, respectively.

Weighted average assumptions used to determine benefit obligations as of December 31:

Discount rates of 5.50% and 5.75% were used as of December 31, 2005 and 2004, respectively. For both years, the rate of compensation increase used was 5.00%.

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

Discount rates of 5.75% and 6.00% were used as of December 31, 2005 and 2004, respectively. For both years, the rate of compensation increase used was 5.00%.

	2005	2004
Funded status	$(37.7)	$(34.5)
Unrecognized loss	8.6	6.5
Unrecognized prior service cost	0.4	0.5

Net amount recognized	$(28.7)	$(27.5)

	2005	2004
Amounts recognized in the balance sheet:
Intangible assets	$0.4	$0.5
Accrued benefit liability-current	(1.8)	(1.5)
Accrued benefit liability-long term	(34.3)	(31.8)
Accumulated other comprehensive loss	7.0	5.2

Net amount recognized	$(28.7)	$(27.6)

Net pension expense for the noncontributory defined-benefit plans included the following components for 2005, 2004 and 2003 (in millions):

	2005	2004	2003
Service cost	$1.3	$1.1	$0.8
Interest cost	1.9	1.9	2.1
Amortization of prior service cost	0.1	0.1	0.1
Actuarial loss	0.3	0.3	0.3

Net pension expense	$3.6	$3.4	$3.3

Future benefits expected to be paid over the next ten years under the noncontributory defined-benefit pension plans as of December 31, 2005 are as follows (in millions):

2006	$1.8
2007	1.9
2008	1.9
2009	2.0
2010	2.1
2011 - 2015	11.3

Total payments	$21.0

Defined-Contribution Plans

The defined-contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. All of these plans require Company contributions. Total expense for the defined-contribution plans was $14.6 million, $15.5 million, and $14.7 million, respectively, in 2005, 2004, and 2003.

Employee Incentive Pay Plans

Alaska has four separate plans that pay employees based on certain profitability and operational metrics. The aggregate expense under these plans in 2005, 2004 and 2003 was $15.3 million, $4.3 million, and $4.0 million, respectively. The plan descriptions are as follows:

•	The Profit Sharing Plan is based on Air Group profitability. All of the Company’s union work groups participate in this plan except for Alaska employees represented by the Aircraft Mechanics Fraternal Association (AMFA) and the Transport Workers Union (TWU).

•	The Variable Pay Plan pays Alaska’s mechanics, represented by AMFA, as certain pre-tax margin levels are achieved. This program was new in 2005 in conjunction with the contract ratified in the fourth quarter.

•	The Operational Performance Rewards Program was a new program in 2005 that entitles all employees to quarterly payouts of up to $300 per person if operational and customer service objectives are met.

•	Performance-Based Pay is a program that rewards non-union employees and Alaska dispatchers, represented by TWU, based on four separate metrics related to: (1) Air Group profitability, (2) safety, (3) achievement of unit cost goals, and (4) employee engagement.

Postretirement Medical Benefits

The Company allows retirees to continue their medical, dental, and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees, because the premiums received by the Company are less than the actual cost of the retirees’ claims. The accumulated postretirement benefit obligation (APBO) for this subsidy is unfunded, and at December 31, 2005 and 2004 was $82.1 million and $76.2 million, respectively. This liability was determined using an assumed discount rate of 5.50% and 5.75% in 2005 and 2004, respectively. The accrued liability related to the subsidy is included within other liabilities on the Balance Sheet, and totaled $54.4 million and $47.2 million at December 31, 2005 and 2004, respectively. The Company expects future annual subsidies to be similar to the historical payments.

The Company uses a December 31 measurement date to assess obligations associated with the subsidy. Net periodic benefit cost for the postretirement medical plans included the following components for 2005, 2004, and 2003 (in millions):

	2005	2004	2003
Service cost	$3.4	$3.6	$3.5
Interest cost	4.1	4.1	4.3
Expected return on assets	—	—	—
Amortization of prior service cost	(0.6)	(0.2)	(0.2)
Recognized actuarial loss	1.6	1.8	2.0

Net periodic benefit cost	$8.5	$9.3	$9.6

A 1% higher or lower trend rate has the following effect on the Company’s postretirement medical plans during 2005, 2004, and 2003 (in millions):

	2005	2004	2003
Change in service and interest cost
1% higher trend rate	$1.2	$1.3	$1.3
1% lower trend rate	(1.0)	(1.1)	(1.1)

Change in year-end postretirement benefit obligation
1% higher trend rate	$11.4	$10.1	$10.5
1% lower trend rate	(9.7)	(8.6)	(9.0)

Note 9. Income Taxes

Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts for tax purposes.

Deferred tax (assets) and liabilities comprise the following at December 31 (in millions):

	2005	2004
Excess of tax over book depreciation	$414.6	$437.8
Fuel hedges	39.6	23.5
Other - net	2.5	3.1

Gross deferred tax liabilities	456.7	464.4

Mileage Plan	(172.5)	(156.0)
Alternative minimum tax	(49.6)	(54.7)
Leased aircraft return provision	(7.5)	(2.6)
Inventory obsolescence	(12.5)	(12.6)
Deferred revenue	(18.0)	(15.5)
Asset impairment	(17.0)	(14.0)
Employee benefits	(120.2)	(81.6)
Loss carryforwards*	(2.3)	(18.9)
Other - net	(6.9)	(16.2)

Gross deferred tax assets	(406.5)	(372.1)

Net deferred tax liabilities	$50.2	$92.3

Current deferred tax asset	$(86.1)	$(66.6)
Noncurrent deferred tax liability	136.3	158.9

Net deferred tax liability	$50.2	$92.3

*	State loss carryforwards of $57.7 million ($2.3 million tax effected) expire beginning in 2006 and ending in 2024.

The Company has concluded that it is more likely than not that its deferred tax assets would be realizable and thus no valuation allowance has been recorded as of December 31, 2005. This conclusion is based on the expected future reversals of existing taxable temporary differences and does not rely on future taxable income. Should the Company incur additional losses in the future, the Company’s ability to realize the net operating loss carryforwards may be subject to greater uncertainty. The Company will continue to reassess the need for a valuation allowance during each future reporting period.

The components of income tax expense (benefit) were as follows (in millions):

	2005	2004	2003
Current tax expense (benefit):
Federal	$10.5	$(0.5)	$2.5
State	0.6	(0.5)	0.6

Total current	11.1	(1.0)	3.1

Deferred tax expense (benefit):
Federal	30.9	(7.6)	4.6
State	4.4	0.7	1.1

Total deferred	35.3	(6.9)	5.7

Total tax expense (benefit) related to income (loss) before accounting change	$46.4	$(7.9)	$8.8

Deferred tax benefit, Cumulative Effect of Accounting Change:
Federal	$(42.8)	$—	$—
State	(5.3)	—	—

Total tax benefit, Cumulative Effect of Accounting Change	$(48.1)	$—	$—

Income tax expense (benefit) reconciles to the amount computed by applying the U.S. federal rate of 35% to income (loss) before income tax and accounting change as follows (in millions):

	2005	2004	2003
Income (loss) before income tax and accounting change	$124.2	$(27.0)	$11.8
Expected tax expense (benefit)	43.5	(9.5)	4.1
Nondeductible expenses	1.9	1.6	2.1
State income taxes	3.4	(0.4)	0.9
Other - net	(2.4)	0.4	1.7

Actual tax expense (benefit)	$46.4	$(7.9)	$8.8

Effective tax rate	37.4%	29.3%	74.6%

Note 10. Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows (in millions):

	December 31, 2005
	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$73.3	$73.3
Marketable securities	909.0	909.0
Restricted deposits	83.7	83.7
Fuel hedge contracts	133.4	133.4

Liabilities:
Long-term debt and capital lease obligations	872.0	881.3

	December 31, 2004
	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$27.8	$27.8
Marketable securities	845.9	845.9
Restricted deposits	66.3	66.3
Fuel hedge contracts	84.5	84.5

Liabilities:
Long-term debt and capital lease obligations	848.9	866.7

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

The Company’s trade receivables do not represent a significant concentration of credit risk at December 31, 2005 due to the frequency that settlement takes place and the dispersion across many industry and government segments.

Note 11. Fuel Hedge Contracts

The Company records all derivative instruments, currently all of which are fuel hedge contracts, on the balance sheet at their fair value. Changes in the fair value of these fuel hedge contracts are recorded each period in earnings.

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel, which accounted for 26% and 20% of 2005 and 2004 operating expenses (excluding restructuring and impairment charges), respectively. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company enters into purchased call options, collar structures, and fixed-price swap agreements.

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

The following table summarizes realized fuel hedging gains and changes in fair value of hedging contracts outstanding as of December 31, 2005 and 2004 (in millions):

	2005	2004
Fuel expense before hedge activities (“raw” or “into-plane” fuel cost)	$637.9	$486.6
Less: gains on settled hedges included in fuel expense	(11.3)	(14.6)

GAAP fuel expense	$626.6	$472.0

Less: gains on settled hedges included in nonoperating income (expense)	(97.5)	(25.2)

Economic fuel expense	$529.1	$446.8

Mark-to-market hedging gains included in nonoperating income (expense) related to hedges that settle in future periods, net of the reclassification of previously recorded mark-to-market gains to gains on settled hedges included in non- operating income (expense)	$53.1	$50.1

Outstanding fuel hedge positions as of December 31, 2005 are as follows:

	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Approximate Crude Oil Price per Barrel
First Quarter 2006	52%	44.2	$35.70
Second Quarter 2006	53%	46.5	$39.76
Third Quarter 2006	46%	43.2	$43.41
Fourth Quarter 2006	35%	31.7	$46.10
First Quarter 2007	20%	18.2	$43.09
Second Quarter 2007	19%	18.5	$45.11
Third Quarter 2007	22%	22.6	$45.27
Fourth Quarter 2007	17%	15.5	$47.89
First Quarter 2008	11%	10.7	$50.44
Second Quarter 2008	6%	6.2	$49.26
Third Quarter 2008	6%	5.9	$48.97
Fourth Quarter 2008	5%	4.8	$48.68

As of December 31, 2005 and 2004, the fair values of the Company’s fuel hedge positions were $133.4 million and $84.5 million, respectively, and are presented as both current and non-current assets in the in the balance sheets.

Note 12. Impairment Charges

Impairment of 737-200C Aircraft

In June 2004, the Company’s Board approved a plan to accelerate the retirement of Alaska’s Boeing 737-200C fleet and remove those aircraft from service (by the end of 2007) earlier than initially planned. In July 2004, the Company announced its plan to replace these aircraft by modifying five existing 737-400 aircraft and using other existing 737-400 aircraft for the remaining passenger capacity. Four of the five modified airplanes will be converted into combination passenger/cargo aircraft and one will be converted to an all-cargo aircraft.

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

The estimated fair value of the Company’s aircraft was derived using third-party appraisals and market data compiled by an independent pricing authority, and adjusted for other factors that management deemed appropriate. In conjunction with the fair value determination, the Company has reassessed the useful lives and residual values of the fleet and related spare equipment and began depreciating the remaining carrying values through 2007 when the last aircraft will be retired.

Note 13. Restructuring Charges

During the second quarter of 2005, Alaska contracted out ramp services at the Seattle-Tacoma International Airport. This event resulted in a reduction of approximately 475 employees in Seattle. Severance and related costs associated with this restructuring were originally estimated at $16.1 million, which was recorded in the second quarter.

During the third quarter of 2004, Alaska announced a management reorganization and the closure of its Oakland heavy maintenance base, contracting out of the Company’s fleet service and ground support equipment and facility maintenance functions, as well as other initiatives. In total, these restructuring activities resulted in a reduction of approximately 900 employees. Severance and related costs associated with this restructuring were originally estimated at $53.4 million, of which $27.5 million and $25.9 million was recorded during the third and fourth quarters of 2004, respectively.

The severance package offered to impacted employees included cash payments based on years of service and one year of medical coverage after severance date. Since Alaska self-insures for employee medical coverage, the Company estimated the projected claims cost for affected employees and recorded a corresponding accrual. Actual costs will likely differ from the estimate if employees accept positions with other employers and no longer need the coverage provided by Alaska or simply submit claims during the one year period that are higher or lower than our estimate. The Company expects to record additional adjustments in 2006, as the number of impacted employees that select the extended medical coverage becomes known, although any remaining adjustments are expected to be nominal.

The following table displays the activity and balance of the severance and related cost components of the Company’s restructuring accrual as of and for the years ended December 31, 2005 and 2004. There were no restructuring charges during the same period of 2003 ($ in millions):

Accrual for Severance and Related Costs	2005	2004
Balance at December 31, 2004 and 2003, respectively	$38.7	$—
Restructuring charges	16.1	53.4
Restructuring charge adjustments	(3.7)	—
Cash payments	(48.0)	(14.7)

Balance at December 31, 2005 and 2004, respectively	$3.1	$38.7

The Company will make the majority of the remaining cash payments in the first quarter of 2006. The accrual for severance and related costs at December 31, 2005 and 2004 is included in accrued wages, vacation and payroll taxes in the balance sheets.

During March 2005, the Company notified the Port of Oakland of its decision to terminate the lease for the Oakland hangar as part of its ongoing restructuring efforts. Accordingly, the Company recorded an impairment charge of $7.7 million in the first quarter of 2005 for the leasehold improvements that will be abandoned as a result of the lease termination. Additionally, the Company recorded a charge of $0.3 million for certain costs associated with the lease termination, which have been paid.

Note 14. Air Group Common Stock Offering

On December 16, 2005, Air Group sold 5.7 million shares of its common stock at $35.15 per share for aggregate proceeds of $200.4 million. Air Group had approximately $0.4 million of offering related expenses that have been recorded as an offset to additional paid-in capital on the balance sheets. The net proceeds were transferred to Alaska and recorded as payables to related companies in the accompanying balance sheet.

Note 15. Contingencies

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

In May 2005, the Air Line Pilots Association filed a lawsuit in federal district court in Seattle to overturn the current labor contract covering Alaska’s pilots as established by an arbitrator, which was effective May 1, 2005. On July 21, 2005, the Company filed a motion to dismiss the lawsuit. On October 28, 2005, the district court granted the Company’s motion to dismiss. This matter is closed.

In March 2005, Alaska filed a lawsuit in federal district court in Seattle against the International Association of Machinists (IAM) seeking to compel arbitration of a dispute regarding the permissibility, under the collective bargaining agreement, of subcontracting of Alaska’s ramp service operation in Seattle. On May 10, 2005, the IAM filed a counter claim against Alaska alleging that Alaska violated the Railway Labor Act status quo and engaged in bad faith bargaining by, among other things, stating that it would subcontract the Seattle ramp work if it could not reach agreement with the IAM on an acceptable new labor contract. On May 13, 2005, Alaska subcontracted the ramp service operation in Seattle, resulting in the immediate reduction of approximately 475 employees represented by the IAM. Shortly after this event, the IAM filed a motion for preliminary injunction seeking to reverse the subcontracting by Alaska. That motion was heard and denied by a federal court judge on June 2, 2005. Alaska filed a motion to dismiss the IAM counterclaim. The court dismissed the IAM’s status quo claim, and the bad faith bargaining claim to the extent it was based on the Seattle ramp subcontracting (as opposed to other conduct during the parties’ negotiations). The court stated that the IAM shall file an amended counterclaim by January 18, 2006, but the IAM did not do so. On February 6, 2006, the court entered an order directing the IAM to show cause why its counterclaim should not be dismissed for failure to prosecute. The IAM submitted its response to the court’s order to show cause on February 16, 2006, but the court has not yet issued a ruling on the matter. A trial date has been set for September 2006.

The Company could potentially be responsible for environmental remediation costs primarily related to jet fuel and other petroleum contamination that occurs in the normal course of business at various locations in the Company’s system. The Company has established an accrual for estimated remediation costs for known contamination based on information currently available. The accrual was not significant at December 31, 2005 or 2004.

Note 16. U.S. Government Compensation

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder

Alaska Airlines, Inc.:

We have audited the accompanying balance sheets of Alaska Airlines, Inc. as of December 31, 2005 and 2004, and the related statements of operations, shareholder’s equity and cash flows for each of the years in the two-year period ended December 31, 2005. In connection with our audit of the financial statements, we also have audited financial statement schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alaska Airlines, Inc. as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Seattle, Washington

February 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Alaska Airlines, Inc.

Seattle, Washington

We have audited the accompanying balance sheet of Alaska Airlines, Inc. (the “Company”) as of December 31, 2003, and the related statements of operations, shareholder’s equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2003, listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Alaska Airlines, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Seattle, Washington

February 27, 2004

VALUATION AND QUALIFYING ACCOUNTS
Alaska Airlines, Inc.	Schedule II

(In Millions)	Beginning Balance	Additions Charged to Expense	(A) Deductions	Ending Balance
Year Ended December 31, 2003
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$1.9	$0.9	$(1.2)	$1.6

Obsolescence allowance for flight equipment spare parts	$23.7	$2.1	$(1.5)	$24.3

(b) Reserve recorded as other long-term liabilities:
Leased aircraft return provision	$14.2	$5.0	$(5.0)	$14.2

Year Ended December 31, 2004
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$1.6	$2.1	$(1.2)	$2.5

Obsolescence allowance for flight equipment spare parts	$24.3	$1.6	$(1.0)	$24.9

(b) Reserve recorded as other long-term liabilities:
Leased aircraft return provision	$14.2	$3.3	$(10.6)	$6.9

Year Ended December 31, 2005
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$2.5	$1.2	$(1.5)	$2.2

Obsolescence allowance for flight equipment spare parts	$24.9	$5.9	$(4.6)	$26.2

(b) Reserve recorded as other long-term liabilities:
Leased aircraft return provision	$6.9	$2.9	$(6.5)	$3.3

(A)	Deduction from reserve for purpose for which reserve was created. For leased aircraft return provisions, the balance is reclassified to other long-term liabilities if the lease is extended on the underlying aircraft.

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

Certain of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference from the document described in parenthesis. Certain others are filed herewith. The exhibits are numbered in accordance with Item 601 of Regulation S-K.

*3.1	Articles of Incorporation of Alaska Airlines, Inc. as amended through March 7, 1991 (Exhibit 3.1 to Second Quarter 2002 10-Q)

*3.2	Bylaws of Alaska Airlines, Inc., as amended and in effect November 4, 1997 (Exhibit 3.2 to 2004 10-K)

*4.1	Trust Indenture and Security Agreement for Alaska Airlines Equipment Trust Certificates, Series A and B (Exhibit 4(a)(1) to Form S-3, Amendment No. 1, Registration No. 33-46668)

*4.2	Trust Indenture and Security Agreement for Alaska Airlines Equipment Trust Certificates, Series C and D (Exhibit 4(a)(1) to Form S-3, Amendment No. 2, Registration No. 33-46668)

*4.3	Participation Agreement for Alaska Airlines Equipment Trust Certificates, Series A and B (Exhibit 4(b)(1) to Form S-3, Amendment No. 1, Registration No. 33-46668)

*4.4	Participation Agreement for Alaska Airlines Equipment Trust Certificates, Series C and C (Exhibit 4(b)(1) to Form S-3, Amendment No. 2, Registration No. 33-46668)

*4.5	Lease Agreement for Alaska Airlines Equipment Trust Certificates (Exhibit 4(b)(2) to Form S-3, Registration No. 33-46668)

*10.1	Credit Agreement dated as of March 25, 005 among Alaska Airlines, Inc., as borrower, Bank of America, N.A. as administrative agent, Citicorp USA, Inc. as syndication agent, U.S. Bank National Association as documentation agent, and other lenders. (Exhibit 10.1 to First Quarter 2005 10-Q)

*#10.2	Aircraft General Terms Agreement dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc. (Exhibit 10.1 to Second Quarter 2005 10-Q)

*#10.3	Purchase Agreement No. 2497 dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc. (Exhibit 10.2 to Second Quarter 2005 10-Q)

*#10.4	Credit Agreement dated October 19, 2005 between Alaska Airlines, Inc. and HSH Nordbank AG New York Branch, as security agent, Norddeutsche Landesbank Girozentrale, and DekaBank Deutsche Girozentrale (Exhibit 10.2 to Third Quarter 2005 10-Q)

*10.5	Alaska Air Group, Inc. Performance Based Pay Plan (formerly “Management Incentive Plan”)*** (Exhibit 10.19 to Third Quarter 2004 10-Q)

*10.6	2004 Alaska Air Group, Inc. Long-Term Incentive Equity Plan and form of stock option and restricted stock unit agreements (Exhibit 10.2 to 2004 10-K)***

*10.7	Alaska Air Group, Inc. 1988 Stock Option Plan, as amended through May 19, 1992 (Registration Statement No. 33-52242)***

*#10.8	Lease Agreement dated January 22, 1990 between International Lease Finance Corporation and Alaska Airlines, Inc. for the lease of a B737-400 aircraft, summaries of 19 substantially identical lease agreements and Letter Agreement #1 dated January 22, 1990 (Exhibit 10-14 to 1990 10-K)

*10.9	Alaska Air Group, Inc. 1996 Long-Term Incentive Equity Plan (Registration Statement 333-09547)***

*10.10	Alaska Air Group, Inc. 1997 Non Officer Long-Term Incentive Equity Plan (Registration Statement 333-39899)***

*10.11	Alaska Air Group, Inc. 1981 Supplementary Retirement Plan for Elected Officers, as amended by First Amendment to the Alaska Airlines, Inc. and Alaska Air Group, Inc. Supplementary Retirement Plan for Officers (Exhibit 10.15 to 1997 10-K)***

*10.12	Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan, as amended by First Amendment to the Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan and Second Amendment to the Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan (Exhibit 10.16 to 1997 10-K***

*10.13	Alaska Air Group, Inc. 1999 Long-Term Incentive Equity Plan (Registration Statement 333-87563)***

*10.14	Alaska Air Group, Inc. Change of Control Agreement dated October 27, 1999 (Exhibit 10.18 to 1999 Form 10-K)

*10.15	Alaska Air Group, Inc. Nonqualified Deferred Compensation Plan, as amended by First Amendment to the Alaska Air Group, Inc. Nonqualified Deferred Compensation Plan (Exhibit 10.17 to Amendment No. 1 to Registration Statement No. 333-107177 dated September 23, 2003)

*10.16	Supplemental retirement plan arrangement dated as of December 29, 1996 between Alaska Airlines, Inc. and George Bagley (Exhibit 10.19 to 2004 10-K)***

*10.16 (a)	Employment agreement between Alaska Airlines, Inc. and George D. Bagley (Exhibit 10 to First Quarter 2002 10-Q)***

*10.16 (b)	Retirement and Non-Compete Agreement by and between George D. Bagley and Alaska Airlines, Inc. (Exhibit 10.1 to September 14, 2005 8-K)***

**12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

*18.1	Letter from KPMG LLP regarding change in accounting principle (Exhibit 18.1 to First Quarter 2005 10-Q)

**23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP)

**23.2	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

**31.1	Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

**31.2	Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

**32.1	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

**32.2	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Previously filed.
**	Filed herewith.
***	Indicates management contract or compensatory plan or arrangement.
#	Confidential treatment was requested as to a portion of this document.