Form 10-Q
period 2006-03-31
ALASKA AIRLINES INC
filed 2006-05-10
CIK 3202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

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

The registrant has 500 common shares, par value $1.00, outstanding at March 31, 2006.

Cautionary Note regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events and involve known and unknown risks and uncertainties that may cause actual outcomes to be materially different from those indicated by any forward-looking statements. Some of the things that could cause our actual results to differ from our expectations are: the competitive environment and other trends in our industry; changes in our operating costs including fuel, which can be volatile; our ability to meet our cost reduction goals; our inability to achieve or maintain profitability and fluctuations in our quarterly results; our significant indebtedness; our inability to secure new aircraft financing; the implementation of our growth strategy; the timing of the MD-80 fleet disposal, the market value of MD-80 aircraft, and the amounts of potential lease termination payments with lessors and sublease payments from sublessees; compliance with our financial covenants; potential downgrades of our credit ratings and the availability of financing; the concentration of our revenue from a few key markets; general economic conditions, as well as economic conditions in the geographic regions we serve; actual or threatened terrorist attacks; global instability and potential U.S. military actions or activities; insurance costs; labor disputes; our ability to attract and retain qualified personnel; an aircraft accident or incident; liability and other claims asserted against us; operational disruptions; increases in government fees and taxes; changes in laws and regulations; our reliance on automated systems; and our reliance on third-party vendors and partners. For a discussion of these and other risk factors, see Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. All of the forward- looking statements are qualified in their entirety by reference to the risk factors discussed therein. These risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict such new risk factors, nor can it assess the impact, if any, of such new risk factors on our business or events described in any forward-looking statements. We disclaim any obligation to publicly update or revise any forward-looking statements after the date of this report to conform them to actual results. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements

BALANCE SHEETS (unaudited)

Alaska Airlines, Inc.

(In Millions)	March 31, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$139.5	$73.3
Marketable securities	871.1	909.0
Securities lending collateral	108.7	112.0
Receivables from related companies	131.9	51.1
Receivables - net	127.3	113.5
Inventories and supplies - net	19.0	18.6
Deferred income taxes	92.2	86.1
Fuel hedge contracts	85.1	88.2
Prepaid expenses and other current assets	39.6	35.5

Total Current Assets	1,614.4	1,487.3

Property and Equipment
Aircraft and other flight equipment	1,779.9	2,086.3
Other property and equipment	410.2	403.4
Deposits for future flight equipment	284.8	276.2

	2,474.9	2,765.9
Less accumulated depreciation and amortization	667.0	915.4

Total Property and Equipment - Net	1,807.9	1,850.5

Intangible Assets Related to Additional Minimum Pension Liability	33.6	33.6

Fuel Hedge Contracts	43.1	45.2

Other Assets	96.7	95.3

Total Assets	$3,595.7	$3,511.9

See accompanying notes to condensed financial statements.

BALANCE SHEETS (unaudited)

Alaska	Airlines, Inc.

(In Millions Except Share Amounts)	March 31, 2006	December 31, 2005
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$103.0	$110.4
Payables to related companies	218.1	218.0
Accrued aircraft rent	63.8	65.1
Accrued wages, vacation and payroll taxes	77.7	89.0
Other accrued liabilities	364.0	331.6
Air traffic liability	395.1	291.0
Securities lending obligation	108.7	112.0
Current portion of long-term debt	163.5	109.4

Total Current Liabilities	1,493.9	1,326.5

Long-Term Debt	804.7	762.6

Other Liabilities and Credits
Deferred income taxes	96.4	136.3
Deferred revenue	288.6	285.8
Other liabilities	360.4	373.8

	745.4	795.9

Commitments and Contingencies Shareholder’s Equity
Common stock, $1 par value
Authorized: 1,000 shares
Issued: 2006 and 2005 - 500 shares	—	—
Capital in excess of par value	451.9	457.1
Deferred stock-based compensation	—	(6.7)
Accumulated other comprehensive loss	(132.2)	(132.0)
Retained earnings	232.0	308.5

	551.7	626.9

Total Liabilities and Shareholder’s Equity	$3,595.7	$3,511.9

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

Alaska Airlines, Inc.

Three Months Ended March 31 (In Millions)	2006	2005
Operating Revenues
Passenger	$536.8	$471.3
Freight and mail	20.5	19.3
Other - net	32.7	32.7

Total Operating Revenues	590.0	523.3

Operating Expenses
Wages and benefits	175.7	196.9
Variable incentive pay	6.4	2.8
Contracted services	31.9	27.8
Aircraft fuel, including hedging gains and losses	142.0	34.2
Aircraft maintenance	44.3	50.1
Aircraft rent	29.3	28.4
Food and beverage service	10.8	10.9
Selling expenses	33.2	32.7
Depreciation and amortization	32.2	30.3
Landing fees and other rentals	38.4	40.6
Other	39.0	38.4
Impairment of aircraft	131.1	—
Restructuring charges and adjustments	—	7.4

Total Operating Expenses	714.3	500.5

Operating Income (Loss)	(124.3)	22.8

Nonoperating Income (Expense)
Interest income	11.8	6.3
Interest expense	(15.8)	(11.5)
Interest capitalized	4.3	0.7
Other - net	(0.7)	(2.9)

	(0.4)	(7.4)

Income (loss) before income tax and accounting change	(124.7)	15.4
Income tax expense (benefit)	(48.2)	6.1

Income (loss) before accounting change	(76.5)	9.3
Cumulative effect of accounting change, net of tax	—	(80.1)

Net Loss	$(76.5)	$(70.8)

See accompanying notes to condensed financial statements.

CONDENSED STATEMENT OF SHAREHOLDER’S EQUITY (unaudited)

Alaska Airlines, Inc.

(In Millions)	Common Stock	Capital in Excess of Par Value	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at December 31, 2005	$0.0	$457.1	$(6.7)	$(132.0)	$308.5	$626.9

Net loss for the three months ended March 31, 2006					(76.5)	(76.5)
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value				0.5
Reclassification to earnings				(0.3)
Income tax effect				(0.1)

				0.1		0.1

Related to fuel hedges:
Reclassification to earnings				(0.5)
Income tax effect				0.2

				(0.3)		(0.3)

Total comprehensive loss						(0.2)
Implementation of SFAS 123R		(6.7)	6.7			—
Stock-based compensation		1.5				1.5

Balances at March 31, 2006	$0.0	$451.9	$0.0	$(132.2)	$232.0	$551.7

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

Alaska Airlines, Inc.

Three Months Ended March 31 (In Millions)	2006	2005
Cash flows from operating activities:
Net loss	$(76.5)	$(70.8)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change, net of tax	—	80.1
Restructuring charges and adjustments	—	7.4
Impairment of aircraft	131.1	—
Depreciation and amortization	32.2	30.3
Stock-based compensation	1.5	0.3
Changes in fair values of open fuel hedge contracts	4.7	(83.7)
Changes in deferred income taxes	(45.8)	5.7
Increase in receivables - net	(94.6)	(86.9)
(Increase) decrease in prepaid expenses and other current assets	(6.1)	0.7
Increase in air traffic liability	104.1	90.0
Increase in other current liabilities	12.7	8.6
Decrease in deferred revenue and other-net	(11.5)	(1.8)

Net cash provided by (used in) operating activities	51.8	(20.1)

Cash flows from investing activities:
Proceeds from disposition of assets	—	1.8
Purchases of marketable securities	(108.3)	(247.5)
Sales and maturities of marketable securities	146.4	495.3
Property and equipment additions:
Aircraft and aircraft purchase deposits	(108.6)	(73.2)
Other flight equipment	(3.7)	(1.0)
Other property	(6.9)	(10.4)
Restricted deposits and other	(0.7)	(0.7)

Net cash provided by (used in) investing activities	(81.8)	164.3

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	105.4	0.0
Long-term debt payments	(9.2)	(8.6)

Net cash provided by (used in) financing activities	96.2	(8.6)

Net change in cash and cash equivalents	66.2	135.6
Cash and cash equivalents at beginning of period	73.3	27.8

Cash and cash equivalents at end of period	$139.5	$163.4

Supplemental disclosure of cash paid during the period for:
Interest	$8.5	$8.1
Income taxes	—	0.7

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

Alaska Airlines, Inc.

Note 1. Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

The accompanying unaudited condensed financial statements of Alaska Airlines, Inc. (Alaska or the Company) should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments have been made which are necessary to present fairly the Company’s financial position as of March 31, 2006, as well as the results of operations for the three months ended March 31, 2006 and 2005. The adjustments made were of a normal recurring nature. The Company is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group) whose principal subsidiaries are Alaska and Horizon Air Industries, Inc. (Horizon).

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

Reclassifications

The Company has reclassified all of its fuel hedging gains and losses from other nonoperating income (expense) to aircraft fuel, including hedging gains and losses, for all periods presented. Certain other reclassifications have been made to conform the prior year’s data to the current format.

Securities Lending

From time to time, the Company lends certain marketable securities to third parties for a time period of less than one year. As of March 31, 2006, the Company had $106.3 million of securities on loan under the program. These affected securities are included as marketable securities under current assets.

Note 2. Impairment of Aircraft

In March 2006, the Company’s Board approved a plan to accelerate the retirement of its MD-80 fleet (15 owned aircraft) and remove those aircraft from service by the end of 2008, which is earlier than the original retirement schedule. The Company expects to use firm orders, options and additional purchase rights under its existing order of B737-800 aircraft to replace the capacity lost from the early retirement of the MD-80s.

As a result of this decision, the Company evaluated impairment as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and concluded that the carrying value of the MD-80 fleet was no longer recoverable when compared to the estimated remaining future cash flows. Accordingly, during the first quarter of 2006, the Company recorded an impairment charge totaling $131.1 million (pretax) to write down the fleet to its estimated fair market value.

The estimated fair value of the Company’s aircraft was derived using third-party appraisals and market data compiled by a third-party consultant, adjusted for certain factors deemed appropriate by management, such as the position of each aircraft in its maintenance cycle. In conjunction with the fair value determination, the Company has reassessed the useful lives and residual values of the fleet and related spare equipment and will depreciate the remaining carrying values through the estimated date that each aircraft will be retired. The estimate of residual salvage value is highly judgmental. Actual proceeds upon sale of the aircraft may differ materially from our estimate.

The Company also leases 11 MD-80 aircraft. The current expiration dates on these leases range from January 2007 to January 2013. The Company expects to cease operation of nine of these aircraft prior to the lease expiration date. This likely will be done through lease buy-outs, lease agreement restructuring, subleasing of the aircraft, or storing the aircraft at a long-term storage facility. At such time as one of these actions is taken on the aircraft, the Company will have an associated charge that will be recorded in the statements of operations.

Note 3. Change in Accounting Principle

Effective January 1, 2005, the Company changed its method of accounting for major airframe and engine overhauls from the capitalize and amortize method to the direct expense method. Under the former method, these costs were capitalized and amortized to maintenance expense over the shorter of the life of the overhaul or the remaining lease term. Under the direct expense method, overhaul costs are expensed as incurred. Accordingly, in the first quarter of 2005, the Company wrote off the net book value of its previously capitalized airframe and engine overhauls for all aircraft in a charge totaling $128.2 million pre-tax ($80.1 million after tax).

Note 4. Related Company Transactions

The Company periodically loans Horizon funds at varying interest rates. All amounts are payable on demand. Interest income recognized related to the Horizon loans totaled $0.9 million and $0.7 million for the quarters ended March 31, 2006 and 2005, respectively. At March 31, 2006, receivables from related companies include $110.3 million from Horizon, $8.8 million from Alaska Air Group Leasing (AAGL) and $12.8 million from Air Group. At March 31, 2006, payables to related companies include $1.4 million to Horizon, $0.5 million to AAGL and $216.2 million to Air Group.

The Company has an agreement with Horizon to provide revenue sharing on certain markets. Under the arrangement, the Company makes a monthly payment to Horizon for markets that provide connecting traffic to the Company but create losses for Horizon (the incentive markets). Alternatively, if the markets are profitable for Horizon over a specified margin, Horizon will make a payment to the Company. The payment is based on fully allocated cost for Horizon to provide the transportation service, plus a specified margin if the Company has an operating profit for the quarter. Incentive markets are analyzed quarterly and the monthly reimbursement amount is adjusted to reflect the prior quarter’s actual performance. The Company made incentive payments to Horizon of $1.2 million and $2.0 million during the quarters ended March 31, 2006 and 2005, respectively.

The Company also provides certain services to Horizon for which the Company receives payment from Horizon based on the cost of the services, including personnel expenses related to development and maintenance of alaskaair.com, the maintenance of telecommunications lines and related software, personnel and systems expenses to process Horizon’s revenue transactions, and printing and graphics services. The Company also pays certain leasing and other facilities costs on Horizon’s behalf that are reimbursed monthly by Horizon. Total amounts received by the Company from Horizon were $2.7 million for each of the quarters ended March 31, 2006 and 2005.

For the quarters ended March 31, 2006 and 2005, charges for ground handling and other station-related services provided by the Company to Horizon totaled $1.5 million and $0.4 million, respectively. For the quarters ended March 31, 2006 and 2005, charges for these services provided by Horizon to the Company totaled $2.4 million and $1.3 million, respectively.

Note 5. Stock Plans

The Company adopted Statement of Financial Accounting Standards (SFAS) 123R, “Share-Based Payment: An Amendment of SFAS Nos. 123 and 95,” as of January 1, 2006. This new standard requires companies to recognize as expense the fair value of stock options and other equity-based compensation issued to employees as of the grant date. The standard applies to both stock options and restricted stock units that Air Group grants to the Company’s employees and Air Group’s Employee Stock Purchase Plan (ESPP), which features a look-back provision and allows employees to purchase stock at a 15% discount. The Company is using the “modified prospective method,” which is explained below.

The adoption of SFAS 123R changes the accounting for stock options under Air Group’s long-term incentive equity plans and changes the accounting for the ESPP. Accounting for restricted stock awards did not change with the adoption of the standard. All stock-based compensation expense is recorded in wages and benefits in the condensed statements of operations.

Stock Options

SFAS 123R is effective for all stock options granted beginning January 1, 2006. For stock options granted prior to January 1, 2006, for which the vesting period is not complete, the “modified prospective method” for transition permitted by SFAS 123R was used. Under this method, the Company accounts for the unvested portion of these awards on a prospective basis, with expense recognized in the statements of operations beginning January 1, 2006 using the grant-date fair values previously calculated for pro forma disclosures. The Company selected this method due to the relatively limited use of stock-based awards and the immaterial impact on the comparability between periods. Options are typically granted with graded vesting provisions, and compensation cost is amortized over the service period using the straight-line method.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the Company to make several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the term nearest the expected term of the option at the time of grant. The dividend yield is zero as Air Group does not pay dividends and has no plans to do so in the future. The market price volatility of Air Group’s common stock is based on a combination of the historical volatility over a time period equal to the expected term of the option and management’s judgment of future volatility. The expected life of the options and the expected forfeiture rates are based on historical experience for various homogenous employee groups.

During the three months ended March 31, 2006, Air Group granted 7,675 options to the Company’s employees with a weighted average exercise price of $30.08 per share and a fair value of $14.17 per share, resulting in total grants with aggregate fair value of $0.1 million. The fair value was derived using an interest free rate of 4.5%, expected volatility of 41.6% and expected life of 6 years.

The total intrinsic value of options exercised during the quarter ended March 31, 2006 was $0.4 million. Cash received by Air Group from option exercises by Alaska employees during the quarter ended March 31, 2006 totaled $1.1 million.

Impact of Adoption of SFAS 123R

Stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 is as follows:

	Pretax Effect	After Tax Effect
	(in millions)	(in millions)
Stock Options	$0.7	$0.4
ESPP	0.1	0.1
Restricted Stock Units	0.7	0.4

Total	$1.5	$0.9

As of March 31, 2006, $4.8 million and $6.3 million of compensation cost associated with unvested stock options and restricted stock awards, respectively, attributable to future service had not yet been recognized. These amounts will be recognized as expense over a weighted-average period of 1.3 years and 1.2 years for stock options and restricted stock awards, respectively.

Had compensation cost for the Company’s stock options and ESPP been determined in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” income before the accounting change and the net loss for the three months ended March 31, 2005 would have been downwardly impacted by $0.6 million.

Note 6. Restructuring Charges

During the second quarter of 2005, Alaska contracted out ramp services at the Seattle-Tacoma International Airport. This event resulted in a reduction of approximately 475 employees in Seattle. Severance and related costs associated with this restructuring were originally estimated at $16.1 million, which was recorded in the second quarter of 2005.

During the third quarter of 2004, Alaska announced a management reorganization and the closure of its Oakland heavy maintenance base, contracting out of the Company’s fleet service and ground support equipment and facility maintenance functions, as well as other initiatives. Restructuring charges of $53.4 million were recorded in 2004, and virtually all of the related liability was paid in 2005.

The following table displays the activity and balance of the severance and related costs components of the Company’s restructuring accrual as of and for the three months ended March 31, 2006 and 2005. The restructuring adjustment relates to our change in estimated costs of medical coverage extended to impacted employees. The Company may record similar adjustments in the future quarters as the number of impacted employees that select the extended medical coverage become known ($ in millions):

	2006	2005
Accrual for Severance and Related Costs
Balance at December 31, 2005 and 2004, respectively	$3.1	$38.7
Restructuring adjustment	—	(0.6)
Cash payments	(1.6)	(20.3)

Balance at March 31	$1.5	$17.8

The remaining accrual is solely for medical coverage, and payments are made as medical claims are received. The accrual for severance and related costs at March 31, 2006 is included in accrued wages, vacation and payroll taxes in the balance sheets.

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

Note 7. Fuel Hedge Contracts

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into swap agreements and call options for crude oil.

The Company records derivative instruments, all of which are currently fuel hedge contracts, on the balance sheet at their fair value. Because of historical variations in the spread between the prices of West Texas Intermediate crude oil and jet fuel since the second quarter of 2004, the Company’s hedge contracts are not “highly correlated” to changes in prices of aircraft fuel, as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result, changes in the fair value of derivatives are recorded each period in aircraft fuel expense.

Beginning January 1, 2006, the Company records all of its fuel hedging gains and losses in aircraft fuel, including hedging gains and losses. Prior to January 1, 2006, the majority of these fuel hedging gains and losses were recorded in other nonoperating income (expense). The prior period presentation has been conformed to the current year format.

The following table summarizes GAAP and economic aircraft fuel expense for the three months ended March 31, 2006 and 2005 (in millions):

	Three Months Ended March 31
	2006	2005
Aircraft fuel expense*	$142.0	$34.2
Add: mark-to-market gains (losses) related to hedges that settle in future periods, net of the reclassification of previously recorded mark-to-market gains on settled hedges	(1.2)	77.7

Economic fuel expense	$140.8	$111.9

*	Includes gains on hedges that settled during the period of $25.8 million and $19.1 million in 2006 and 2005, respectively.

The following table compares amounts as originally presented to the current year format for the three months ended (in millions):

March 31, 2005
Aircraft fuel expense as originally reported	$127.6
Reclassification of fuel hedging gains	(93.4)

Aircraft fuel expense in current format	$34.2

Operating income (loss) as originally reported	$(70.6)
Reclassification of fuel hedging gains	93.4

Operating income in current format	$22.8

Nonoperating income (expense) as originally reported	$86.0
Reclassification of fuel hedging gains	(93.4)
Nonoperating income (expense) in current format	$(7.4)

Outstanding fuel hedge positions as of March 31, 2006 are as follows:

	Approximate % of Expected Fuel Requirements	Gallons Hedged	Approximate Crude Oil Price per Barrel
		(in millions)
Second Quarter 2006	53%	46.0	$39.76
Third Quarter 2006	46%	42.7	$43.41
Fourth Quarter 2006	35%	31.3	$46.10
First Quarter 2007	20%	18.0	$43.09
Second Quarter 2007	19%	18.3	$45.11
Third Quarter 2007	22%	22.4	$45.27
Fourth Quarter 2007	17%	15.3	$47.89
First Quarter 2008	11%	10.6	$50.44
Second Quarter 2008	6%	6.1	$49.26
Third Quarter 2008	6%	5.8	$48.97
Fourth Quarter 2008	5%	4.7	$48.68

The fair values of the Company’s fuel hedge positions for the period ended March 31, 2006 and December 31, 2005 were $128.2 million and $133.4 million, respectively, and are presented as fuel hedge contracts in the balance sheets.

Note 8. Other Assets

Other assets consisted of the following (in millions):

	March 31, 2006	December 31, 2005
Restricted deposits (primarily restricted investments)	$84.6	$83.7
Deferred costs and other	12.1	11.6

	$96.7	$95.3

Note 9. Mileage Plan

Alaska’s Mileage Plan deferrals and liabilities are included under the following balance sheet captions (in millions):

	March 31, 2006	December 31, 2005
Current Liabilities:
Other accrued liabilities	$179.1	$165.0
Other Liabilities and Credits (non-current):
Deferred revenue	284.1	280.9
Other liabilities	20.3	20.9

	$483.5	$466.8

Note 10. Employee Benefit Plans

Pension Plans-Qualified Defined Benefit

Net pension expense for the three months ended March 31 included the following components (in millions):

	March 31, 2006	March 31, 2005
Service cost	$12.3	$13.7
Interest cost	12.7	12.9
Expected return on assets	(12.5)	(12.5)
Amortization of prior service cost	1.2	1.2
Actuarial loss	3.9	3.6

Net pension expense	$17.6	$18.9

The Company made $16.8 million in contributions during the three months ended March 31, 2006, and expects to contribute an additional $55.1 million to these plans during the remainder of 2006. The Company made $19.3 million in contributions to its defined benefit pension plans during the three months ended March 31, 2005.

Pension Plans-Nonqualified Defined Benefit

Net pension expense for the unfunded, noncontributory defined benefit plans for the three months ended March 31 included the following components (in millions):

	March 31, 2006	March 31, 2005
Service cost	$0.4	$0.3
Interest cost	0.5	0.4
Actuarial loss	0.1	0.1

Net pension expense	$1.0	$0.8

Postretirement Medical Benefits

Net periodic benefit cost for the postretirement medical plans for the three months ended March 31 included the following components:

	March 31, 2006	March 31, 2005
Service cost	$1.3	$1.0
Interest cost	1.0	1.1
Amortization of prior service cost	(0.2)	(0.1)
Actuarial loss	0.4	0.5

Net periodic benefit cost	$2.5	$2.5

Note 11. Long-term Debt

At March 31, 2006 and December 31, 2005, long-term debt obligations were as follows (in millions):

	March 31, 2006	December 31, 2005
Fixed-rate notes payable due through 2020	$655.9	$546.7
Variable-rate notes payable due through 2018	312.3	325.3

Long-term debt	968.2	872.0
Less current portion	(163.5)	(109.4)

	$804.7	$762.6

During the first three months of 2006, Alaska issued $63.5 million of fixed-rate debt secured by flight equipment. In addition, there was a $41.9 million net increase in the Company’s pre-delivery payment facility.

In the first quarter of 2006, the Company exercised its option under certain existing variable-rate, long-term debt arrangements to fix the interest rates through maturity. The fixed rates on these affected debt arrangements range from 6.2% to 6.8%. These changes did not result in any gain or loss in the statements of operations.

Note 12. Contingencies

In March 2005, the Company filed a lawsuit in federal district court in Seattle against the International Association of Machinists (IAM) seeking to compel arbitration of a dispute regarding the permissibility, under the collective bargaining agreement, of subcontracting of the Company’s ramp service operation in Seattle. In May 2005, the IAM filed a counter claim against the Company alleging that it violated the Railway Labor Act status quo and engaged in bad faith bargaining by, among other things, stating that it would subcontract the Seattle ramp work if it could not reach agreement with the IAM on an acceptable new labor contract. The Company filed a motion to dismiss the IAM counterclaim. On April 6, 2006, the court dismissed the IAM’s entire counterclaim and has granted voluntary dismissal of the Company’s lawsuit. This matter is closed.

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

Alaska Airlines Financial and Statistical Data

	Quarter Ended March 31
	2006	2005		% Change
Financial Data (in millions):
Operating Revenues:
Passenger	$536.8	$471.3		13.9
Freight and mail	20.5	19.3		6.2
Other - net	32.7	32.7		0.0

Total Operating Revenues	590.0	523.3		12.7

Operating Expenses:
Wages and benefits	175.7	196.9		(10.8)
Variable incentive pay	6.4	2.8		128.6
Contracted services	31.9	27.8		14.7
Aircraft fuel, including hedging gains and losses	142.0	34.2		315.2
Aircraft maintenance	44.3	50.1		(11.6)
Aircraft rent	29.3	28.4		3.2
Food and beverage service	10.8	10.9		(0.9)
Selling expenses	33.2	32.7		1.5
Depreciation and amortization	32.2	30.3		6.3
Landing fees and other rentals	38.4	40.6		(5.4)
Other	39.0	38.4		1.6
Impairment of aircraft	131.1	—		NM
Restructuring charges and adjustments	—	7.4		NM

Total Operating Expenses	714.3	500.5		42.7

Operating Income (Loss)	(124.3)	22.8		NM

Interest income	11.8	6.3
Interest expense	(15.8)	(11.5)
Interest capitalized	4.3	0.7
Other - net	(0.7)	(2.9)

	(0.4)	(7.4)

Income (Loss) Before Income Tax and Accounting Change	$(124.7)	$15.4		NM

Operating Statistics:
Revenue passengers (000)	3,905	3,851		1.4
RPMs (000,000) “traffic”	4,080	3,897		4.7
ASMs (000,000) “capacity”	5,539	5,370		3.1
Passenger load factor	73.7%	72.6%		1.1pts
	13.16 ¢	12.09	¢	8.8
Operating revenue per ASM	10.65 ¢	9.74	¢	9.3
Operating expenses per ASM (a)	12.90 ¢	9.32	¢	38.4
Operating expenses per ASM excluding fuel, impairment of aircraft, and restructuring charges and adjustments(a)	7.97 ¢	8.55	¢	(6.8)
GAAP fuel cost per gallon (a)	$1.68	$0.41		313.7
Economic fuel cost per gallon (a)	$1.67	$1.33		25.4
Fuel gallons (000,000)	84.5	84.2		0.4
Average number of full-time equivalent employees	8,988	9,219		(2.5)
Aircraft utilization (blk hrs/day)	11.0	10.7		2.8
Average aircraft stage length (miles)	921	897		2.7
Operating fleet at period-end	113	109		3.7

NM = Not Meaningful

(a)	See Note A on page 19.

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

The following tables reconcile our non-GAAP financial measures to the most directly comparable GAAP financial measures for Alaska Airlines, Inc.:

Alaska Airlines, Inc.:

($ in millions)

	Three Months Ended March 31,
	2006	2005
Unit cost reconciliations:
Operating expenses	$714.3	$500.5
ASMs (000,000)	5,539	5,370

Operating expenses per ASM	12.90 ¢	9.32 ¢

Operating expenses	$714.3	$500.5
Less: aircraft fuel	(142.0)	(34.2)
Less: impairment of aircraft	(131.1)	—
Less: restructuring charges and adjustments	—	(7.4)

Operating expenses excluding fuel, impairment of aircraft, and restructuring charges and adjustments	$441.2	$458.9
ASMs (000,000)	5,539	5,370

Operating expenses per ASM excluding fuel, impairment of aircraft, and restructuring charges and adjustments	7.97 ¢	8.55 ¢

Reconciliation to GAAP income (loss) before taxes and accounting change:
Income (loss) before taxes and accounting change, excluding mark-to-market hedging gains (losses), impairment of aircraft, and restructuring charges and adjustments	$7.6	$(54.9)
Mark-to-market hedging gains (losses) included in aircraft fuel	(1.2)	77.7
Less: impairment of aircraft	(131.1)	—
Less: restructuring charges and adjustments	—	(7.4)

GAAP income (loss) before taxes and accounting change as reported	$(124.7)	$15.4

	Three Months Ended March 31,
	2006	Cost/Gal	2005	Cost/Gal
Aircraft fuel reconciliations:*
GAAP fuel expense**	$142.0	$1.68	$34.2	$0.41
Add: mark-to-market gains (losses) related to hedges that settle in future periods, net of the reclassification of previously recorded mark-to-market gains on settled hedges	(1.2)	(0.01)	77.7	0.92

Economic fuel expense	$140.8	$1.67	$111.9	$1.33

Fuel gallons (000,000)	84.5		84.2

*	Beginning this quarter, the Company is recording all fuel hedging activity, including mark-to-market gains and losses, in aircraft fuel expense. Prior year amounts have been reclassified for consistency.

**	Includes $25.8 million and $19.1 million in 2006 and 2005, respectively, of gains on hedges that settled during the reported period.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Alaska’s filings with the Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at www.alaskaair.com. The information contained on our website is not a part of this quarterly report on Form 10-Q. As used in this Form 10-Q, the terms “Alaska,” “our,” “we” and “Company” refer to Alaska Airlines, Inc., unless the context indicates otherwise.

First Quarter in Review and Current Events

We continue to experience positive revenue trends following the success of industry-wide fare increases in the latter half of 2005 and the first quarter of 2006, coupled with a reduction in discounting. High load factors and increases in passenger traffic have also contributed to the revenue improvements over the prior year.

Operating expenses per available seat mile increased 38.4% to 12.90 cents compared to the first quarter of 2005. A $131.1 million impairment charge taken on our MD-80 fleet as a result of our decision to transition to an all Boeing 737 aircraft fleet was a significant contributor to the increase in operating unit costs. Additionally, continuing record high fuel prices have led the increase in operating costs over the prior. Our unit costs excluding fuel, restructuring and impairment charges decreased 6.8% to 7.97 cents compared to the first quarter of 2005. This is primarily due to a decrease in operating costs (other than fuel, restructuring and impairment charges) coupled with a 3.1% increase in capacity.

Fleet Transition and Related Impairment Charge

In March 2006, our Board approved a plan to accelerate the retirement of our Boeing MD-80 fleet and remove these aircraft from service by December 2008. This decision was made to transition to a single fleet type consisting of Boeing 737 aircraft. Our fleet currently includes 15 owned and 11 leased MD-80 aircraft. This plan will allow us to reduce annual operating costs as newer replacement aircraft have lower maintenance and fuel costs, as well as realize other cost savings resulting from a single fleet type. As a result of this decision, we evaluated the 15 owned MD-80s and the related spare parts for impairment under the existing accounting rules and concluded that the carrying value of these aircraft is no longer recoverable when compared to the estimated remaining future cash flows. Consequently, during the first quarter of 2006, we recorded a non-cash impairment charge associated with the owned MD-80 fleet of $131.1 million ($81.9 million after tax).

In addition, we plan to return substantially all of our leased MD-80 aircraft to lessors before the end of the contractual lease terms. Early return of leased aircraft generally involves termination payments to lessors. While the actual cost of termination payments will not be known until the timing of each aircraft’s return is finalized, we expect those cash payments to be between $150 and $170 million, based on early return provisions of the leases. However, actual payments could be lower if we are able to negotiate more favorable terms with lessors or if we are able to sublease the aircraft. We expect these exit costs to result in charges to the income statement of between $130 million and $150 million before tax ($80 million to $95 million, after tax). These costs will be recorded in future periods as plans are finalized. As a result of the decision to return leased aircraft earlier than originally anticipated, we began accruing for leased aircraft return costs. Our policy is that cash payments associated with returning leased aircraft are accrued immediately after the last heavy maintenance visit prior to the scheduled aircraft return date.

Once the transition to a single fleet is complete, we expect to save between $118 million and $130 million in annual operating costs. Approximately 40% of this savings is based on fuel savings assuming crude oil prices at $60 per barrel. If oil prices increase, the savings could be more substantial; however, if oil prices decline, the savings could be less. Another 40% of the expected savings is based on estimated average annual maintenance savings over the expected life of the replacement B737-800 aircraft. Maintenance savings in the earlier years of the replacement aircraft will likely be higher. The savings will be partially offset by increased interest expense resulting from the financing of new replacement aircraft. However, the amount of additional interest expense is dependent on whether we finance these aircraft or fund the purchase with operating cash flow, and if financed, the terms and interest rates of the related borrowings. The remaining benefit is expected to come from lower pilot training and reserve costs and other benefits of a single fleet type.

Labor Costs and Negotiations

Alaska and the Association of Flight Attendants reached an agreement on a new four-year contract for the airline’s approximately 2,500 flight attendants. The new contract was ratified on April 26, 2006. The new agreement includes an immediate 3% pay increase and a signing bonus of, on average, approximately $1,100 per flight attendant. Additionally, Alaska will offer a voluntary severance package to a number of flight attendants that includes, among other things, a lump-sum payment of $2,000 per year of service up to a maximum of 25 years and continuing travel benefits. Based on initial responses, we expect the lump-sum payment to be approximately $5 million to $7 million in the second quarter.

We are pleased with the success we have had recently in coming to agreement with a number of our work groups for long-term contracts. None of the contract negotiations is at an impasse or has reached the 30-day cooling off period required under the Railway Labor Act that would trigger self help. Therefore, we currently believe the risk of work stoppage is low.

Mark-to-Market Fuel Hedging Gains

Beginning in the second quarter of 2004, we lost the ability to defer, as a component of comprehensive income, recognition of any unrealized gain or loss on our fuel hedge contracts until the hedged fuel is consumed. We lost this ability because the price correlation between crude oil, the commodity we use to hedge, and West Coast jet fuel fell below required accounting thresholds.

As a result, our earnings are more volatile as we mark our entire hedge portfolio to market each period through earnings, even though the actual consumption will take place in a future period.

Historically, we have reported these gains and losses in other nonoperating income and expense. Beginning in the first quarter of 2006, however, we report these gains and losses in aircraft fuel, including hedging gains and losses, in the condensed statements of operations. Prior period amounts have been reclassified to conform to the current year format. Our mark-to-market hedging losses for contracts that settle in future periods were $1.2 million in the first quarter of 2006 compared to $77.7 million of gains in the first quarter of 2005. Additionally, in the first quarters of 2006 and 2005, we recorded gains from settled fuel hedges totaling $25.8 million and $19.1 million, respectively, which are also recorded in aircraft fuel.

We have provided information on mark-to-market gains or losses, as well as calculations of our economic fuel cost per gallon on page 19. For more discussion, see Note 7 to our condensed financial statements.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices.

Outlook

For 2006, we expect capacity increase of approximately 5% over 2005 capacity. The expected capacity increase is due largely to the return to a full schedule after last year’s summer capacity reduction and the introduction of 12 new B737-800 aircraft in 2006, with most of these coming later in the year.

RESULTS OF OPERATIONS

Revenues

Operating revenues increased $66.7 million, or 12.7%, during the first quarter of 2006 as compared to the same period in 2005 due primarily to a 9.3% increase in operating revenue per available seat mile (RASM) and a 3.1% increase in capacity. The increase in RASM resulted from an increase in load factors and an 8.8% increase in ticket yields resulting from higher ticket prices designed to offset higher fuel prices and a reduction in discounting. The increase in capacity is primarily the result of three B737-800 aircraft delivered in 2006 compared to two in the first quarter of 2005.

Load factor increased 1.1 percentage points to 73.7% for the first quarter of 2006 due primarily to a 4.7% increase in passenger traffic, outpacing the 3.1% increase in capacity. We expect that load factors will continue to improve and that yields and passenger unit revenues will be higher in the second quarter of 2006 compared to 2005, similar to the quarter-over-quarter improvements seen in the first quarter.

Freight and mail revenues increased $1.2 million, or 6.2%, primarily due to higher mail and freight yields and fuel surcharges added to our freight services during the third quarter of 2005, offset by lower volumes.

Operating Expenses

For the quarter, total operating expenses increased $213.8 million, or 42.7%, as compared to the same period in 2005. Operating expenses per ASM increased 38.4% from 9.32 cents in the first quarter of 2005 to 12.90 cents in the first quarter of 2006. The increase in operating expenses per ASM is due largely to the impairment charge taken on our owned MD-80 fleet, significant increase in aircraft fuel, increases in variable incentive pay for all employee groups, contracted services, and depreciation and amortization, offset by a decline in wages and benefits, aircraft maintenance, and landing fees and other rentals. Operating expenses per ASM excluding fuel, restructuring and impairment charges decreased by 6.8% to 7.97 cents per ASM compared to 8.55 cents per ASM in 2005. Our estimates of costs per ASM excluding fuel and restructuring adjustments for the second quarter, third quarter, fourth quarter, and full year of 2006 are 7.9 cents, 7.5 cents, 7.5 cents, and 7.65 cents, respectively. We are, however, feeling the pressure of higher than expected costs for variable pay and credit card commissions, which are a function of higher expected profits and revenues, along with higher flight attendant costs following the ratification of the new contract and possibly lower than originally expected capacity. We are working to find ways to offset these.

Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits decreased by $21.2 million, or 10.8%, during the first quarter of 2006 compared to the same period in 2005 primarily due to the following:

•	the reduction in pilot wages resulting from the new pilot contract that took effect in May 2005; and

•	the subcontracting out of our ramp services operation in Seattle in the second quarter of 2005.

The year-over-year decline in wages was partially offset by the following:

•	an increase in mechanics wages resulting from the contract ratified in the fourth quarter of 2005; and

•	the recognition, beginning this year, of $0.8 million of stock-based compensation expense for stock options and our employee stock purchase program, as a result of new accounting rules. See Note 5 in the condensed financial statements.

•	Variable incentive pay increased $3.6 million, or 128.6%, over the same period in 2005, due primarily to an increase in forecasted 2006 profit for Air Group compared to forecasted profit as of the end of the first quarter in 2005.

•	Contracted services increased $4.1 million, or 14.7%, due largely to the contracting out of our Seattle ramp operations in May 2005.

•	Aircraft fuel increased $107.8 million, due primarily to a significant decline in the mark-to-market fuel hedging gains in 2006 compared to 2005. As mentioned above, we began recording all fuel hedging gains and losses in aircraft fuel during the first quarter of 2006 and have reclassified prior periods to conform to the current period presentation. For the first quarter of 2006, aircraft fuel includes $1.2 million of mark-to-market losses related to hedges that settle in future periods, net of the reclassification of previously recorded mark-to-market gains on settled hedges, compared to $77.7 million of gains during the same period of 2005. Additionally, aircraft fuel expense includes $25.8 million and $19.1 million of gains from settled hedges during the first quarter of 2006 and 2005, respectively. After excluding mark-to-market gains and losses recorded during the quarter, our “economic,” or net, fuel expense increased $28.9 million, or 25.8%, over the same period in 2005, due to the continued rise in fuel prices. Our economic fuel cost per gallon increased 25.4% over the first quarter of 2005 from $1.33 to $1.67.

See page 19 for a table summarizing fuel cost per gallon realized by Alaska (the economic cost per gallon) and the cost per gallon on a GAAP basis (including all hedging gains and losses).

•	Aircraft maintenance decreased by $5.8 million, or 11.6%, compared to the prior year quarter due largely to fewer airframe maintenance events and savings from process improvement initiatives. Our current expectation is that aircraft maintenance costs will be down approximately $10.0 million for the full year of 2006 compared to 2005.

•	Depreciation and amortization increased $1.9 million, or 6.3%, compared to the first quarter of 2005. This is primarily due to two new B737-800 aircraft delivered during 2005 and three additional new B737-800 aircraft delivered in the first quarter of 2006, offset by the lower depreciable base on the MD-80 fleet as a result of the impairment. For all of 2006, we are expecting depreciation and amortization to increase by approximately $7.0 million as a result of the ten new B737-800 aircraft deliveries in 2006, offset by the lower depreciable MD-80 base.

•	Landing fees and other rentals decreased by $2.2 million, or 5.4%, compared to the first quarter of 2005. This is primarily due to a $1.5 million credit received from the Port of Seattle related to overpayment in 2005, and lower rates in 2006 based on a new seven-year lease agreement for the Seattle-Tacoma airport. Our current expectation is that landing fees and other rentals will be higher for the full year of 2006 compared to 2005, as we continue to see upward cost pressure on airport facility rents, including increasing joint-use costs, and mandated security costs.

Nonoperating Income (Expense)

Net nonoperating income (expense) was $(0.4) million in the first quarter of 2006 compared to $(7.4) million during the same period of 2005. Interest income increased $5.5 million compared to the first quarter of 2005, primarily due to higher average portfolio returns and a higher average cash and marketable securities balance. Interest expense increased $4.3 million primarily due to interest rate increases on our variable-rate debt, new debt arrangements in the first quarter of 2006, the increased balance on our pre-delivery payment facility, and the changes to some of our variable-rate debt arrangements to slightly higher fixed rates during the latter half of 2005 and the first quarter of 2006. Capitalized interest increased $3.6 million from $0.7 million in the first quarter of 2005 to $4.3 million in the first quarter of 2006. This increase is due to the significant increase in deposits for future flight equipment resulting from our new aircraft purchase agreements for B737-800.

Income Tax Expense (Benefit)

We file a consolidated tax return with Air Group and other Air Group subsidiaries. Each member of the consolidated group calculates its tax provision and tax liability, if applicable, on a separate-entity basis. Accounting standards require us to provide for income taxes each quarter based on either our estimate of the effective tax rate for the full year or the actual year-to-date effective tax rate if it is our best estimate of our annual expectation. We use the actual year-to-date effective tax rate to provide for income taxes as the volatility of airfares and fuel prices and the seasonality of our business make it difficult to accurately forecast full-year pre-tax results, and as a relatively small change in pre-tax results could cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as employee per diem costs, relative to pre-tax profit or loss. Our effective income tax rate on pre-tax income for the first quarter of 2006 is 38.7%. In arriving at this rate, we considered a variety of factors, including year-to-date pre-tax results, the U.S. federal rate of 35%, estimated year-to-date nondeductible expenses and estimated state income taxes. The current quarter also includes a $1.9 million tax benefit associated with the reduction of certain tax contingency accruals for periods for which the statute of limitations expired in March 2006. We evaluate our tax rate each quarter and make adjustments when necessary.

Critical Accounting Estimates

For information on our critical accounting estimates, see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005.

Liquidity and Capital Resources

The table below presents the major indicators of financial condition and liquidity.

	March 31, 2006	December 31, 2005	Change
	(In millions, except per share and debt-to-capital amounts)
Cash and marketable securities	$1,010.6	$982.3	$28.3
Working capital	120.5	160.8	(40.3)
Long-term debt	804.7	762.6	42.1
Shareholders’ equity	551.7	626.9	(75.2)
Long-term debt-to-capital	59%:41%	55%:45%	NA
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	74%:26%	72%:28%	NA

During the three months ended March 31, 2006, our cash and marketable securities increased $28.3 million to just over $1.0 billion. This increase reflects cash provided by operating activities of $51.8 million and cash provided by financing activities of $96.2 million, offset by cash used for investing activities of $81.8 million.

Our debt-to-capital ratio increased from December 31, 2005 due primarily to the reduction of our shareholders’ equity from the non-cash impairment charge on our MD-80 fleet, coupled with an increase in our outstanding debt resulting from new aircraft-secured debt arrangements in the first quarter of 2006.

Cash Provided by (Used in) Operating Activities

During the first quarter of 2006, net cash provided by operating activities was $51.8 million, compared to net cash used in operating activities of $20.1 million during the same period of 2005. The improvement was driven by significantly higher operating revenues and large cash payments made for severance in the first quarter of 2005, offset by continued increases in fuel costs.

Cash Provided by (Used in) Investing Activities

Cash used in investing activities was $81.8 million during the first quarter of 2006, compared to cash provided by investing activities of $164.3 million during the same period of 2005. During the first quarter of 2006, we had net sales of marketable securities of $38.1 million and used $119.2 million for property and equipment additions. During the three months ended March 31, 2006, our aircraft-related capital expenditures, net of proceeds from asset dispositions, increased $36.4 million as compared to the same period of 2005, primarily as a result of the increase in pre-delivery payments made for future aircraft deliveries and the purchase of three aircraft in the first quarter of 2006, compared to one in 2005. We expect capital expenditures to be approximately $520.0 million for the full year of 2006.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $96.2 million during the first quarter of 2006 compared to net cash used of $8.6 million during the same period of 2005. We obtained debt financing for two new B737-800 aircraft in the first quarter of 2006. Additionally, there was a net increase of $41.9 million in our pre-delivery payment facility. Offsetting these increases were normal long-term debt payments of $9.2 million during 2006.

We plan to meet our capital and operating commitments through internally generated funds from operations and cash and marketable securities on hand at March 31, 2006, along with additional debt financing and proceeds from our pre-delivery payment facility.

Bank Line of Credit Facility

Our $160 million variable-rate credit facility restricts us from distributing any funds to Air Group in the form of dividends and limits the amount of funds we can loan to Air Group. As of March 31, 2006, $300.0 million was available to loan to Air Group without violating the covenants in the credit facility. As of March 31, 2006, there are no outstanding borrowings on this credit facility and we have no immediate plans to draw on the facility.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Aircraft Purchase Commitments

At March 31, 2006, we had firm orders for 38 aircraft requiring aggregate payments of approximately $1.1 billion, as set forth below. In addition, we have options to acquire 32 additional B737-800s and purchase rights for 27 more. Subsequent to March 31, 2006, we converted one of our options into a firm order to be delivered in November 2007. We also have entered into operating lease agreements for two B737-800 aircraft to be delivered in late 2006. We expect to finance the firm orders and, to the extent exercised, the option aircraft through operating lease arrangements, long-term debt or internally generated cash.

During the first quarter of 2006, we received delivery of three B737-800 aircraft, two of which were financed with fixed-rate debt arrangements. The third aircraft is expected to be financed during the second quarter. The following table summarizes aircraft purchase commitments as of March 31, 2006 and payments by year:

Delivery Period - Firm Orders
	April 1 – December 31,						Beyond 2010
Aircraft	2006		2007	2008	2009	2010		Total
Boeing 737-800	7	*	11	7	4	6	3	38

Payments (Millions)	$245.4		$271.6	$214.1	$159.2	$144.9	$44.4	$1,079.6

*	Excludes operating lease agreements for two aircraft to be delivered in late 2006.

As noted, we announced a plan to transition to a single Boeing 737 fleet type by the end of 2008, which includes an acceleration of the retirement of our MD-80 fleet. As a result, we expect to exercise additional options and purchase rights on our Boeing 737-800 order in the future in addition to the firm deliveries that are identified in the contractual table above.

Giving consideration to this fleet transition plan, the following table displays our currently anticipated fleet count as of December 31, 2006, 2007 and 2008:

	2006	2007	2008
737-200	3	0	0
MD80	21	15	0
737-400	40	40	40
737-700	22	20	20
737-800*	15	29	42
737-900	12	12	12

Totals	113	116	114

*	Includes options for three aircraft in 2007 and five in 2008 which have not yet been exercised. The total also assumes we will identify one airplane for delivery in 2008 for which we have not yet secured a delivery position.

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of March 31, 2006. This table excludes contributions to our various pension plans, which we expect to be approximately $55 million to $75 million per year through 2009.

	April 1 – December 31,					Beyond 2010
(in millions)	2006	2007	2008	2009	2010		Total
Current and long-term debt Obligations	$47.2	$61.3	$64.4	$68.2	$72.7	$538.6	$852.4
Current and long-term portions of the pre-delivery payment facility	74.5	41.3	—	—	—	—	115.8
Operating lease commitments (1)	103.6	135.6	127.6	117.4	120.7	388.8	993.7
Aircraft purchase commitments	245.4	271.6	214.1	159.2	144.9	44.4	1,079.6
Interest obligations (2)	56.1	67.5	55.1	44.9	40.1	108.2	371.9
Other purchase obligations (3)	21.9	29.4	29.7	30.0	30.3	124.2	265.5

Total	$548.6	$606.6	$490.9	$419.7	$408.7	$1,204.2	$3,678.7

(1)	Includes two aircraft lease agreements for B737-800 aircraft that will be delivered in late 2006. Also includes contractual lease obligations for 11 leased MD-80 aircraft, the majority of which we intend to retire earlier than expected.

(2)	For variable-rate debt, future obligations are shown above using interest rates in effect as of March 31, 2006.

(3)	Includes obligations under our long-term power-by-the-hour maintenance agreement.

Effect of Inflation - Inflation and price changes other than for aircraft fuel and passenger fares do not have a significant effect on our operating revenues, operating expenses and operating income.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from the information provided in Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our 2005 10-K except as follows:

Fuel Hedging

We utilize call options and collar structures as hedges to decrease our exposure to the volatility of jet fuel prices. We believe there is risk in not hedging against the possibility of fuel price increases. See Note 7 in the condensed financial statements for a summary of our hedge positions. We estimate that a 10% increase or decrease in crude oil prices as of March 31, 2006 would increase or decrease the fair value of our hedge portfolio by approximately $27.7 million and $27.2 million, respectively.

Please refer to page 19, as well as to Note 7 in the condensed financial statements, for company specific data on the results of our fuel-hedging program.

ITEM 4.	Controls and Procedures

As of March 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is communicated to our certifying officers on a timely basis.

Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective.

We made no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2006, that our certifying officers concluded materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

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

In March 2005, we filed a lawsuit in federal district court in Seattle against the International Association of Machinists (IAM) seeking to compel arbitration of a dispute regarding the permissibility, under the collective bargaining agreement, of subcontracting of our ramp service operation in Seattle. In May 2005, the IAM filed a counter claim against us alleging that we violated the Railway Labor Act status quo and engaged in bad faith bargaining by, among other things, stating that we would subcontract the Seattle ramp work if we could not reach agreement with the IAM on an acceptable new labor contract. We filed a motion to dismiss the IAM counterclaim. On April 6, 2006, the court dismissed the IAM’s entire counterclaim and has granted voluntary dismissal of our lawsuit. This matter is closed.

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

ITEM 1A.	Risk Factors

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which would materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index on page 33.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA AIRLINES, INC.
Registrant

Date: May 10, 2006

By:	/s/ Brandon S. Pedersen
Brandon S. Pedersen
Staff Vice President/Finance and Controller

By:	/s/ Bradley D. Tilden
Bradley D. Tilden
Executive Vice President/Finance and Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit No.	Description
31.1 (1)	Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2 (1)	Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1 (1)	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2 (1)	Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(1)	Filed herewith.