Form 10-Q
period 2006-06-30
ALASKA AIRLINES INC
filed 2006-08-14
CIK 3202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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

The registrant has 500 common shares, par value $1.00, outstanding at June 30, 2006.

Cautionary Note regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events and involve known and unknown risks and uncertainties that may cause actual outcomes to be materially different from those indicated by any forward-looking statements. Some of the things that could cause our actual results to differ from our expectations are: the competitive environment and other trends in our industry; changes in our operating costs including fuel, which can be volatile; our ability to meet our cost reduction goals; our inability to achieve or maintain profitability and fluctuations in our quarterly results; our significant indebtedness; the implementation of our growth strategy; the timing of the MD-80 fleet disposal and the amounts of potential lease termination payments with lessors and sublease payments from sublessees; compliance with our financial covenants; potential downgrades of our credit ratings and the availability of financing; the concentration of our revenue from a few key markets; general economic conditions, as well as economic conditions in the geographic regions we serve; actual or threatened terrorist attacks; global instability and potential U.S. military actions or activities; insurance costs; labor disputes; our ability to attract and retain qualified personnel; an aircraft accident or incident; liability and other claims asserted against us; operational disruptions; increases in government fees and taxes; changes in laws and regulations; our reliance on automated systems; and our reliance on third-party vendors and partners. For a discussion of these and other risk factors, see Item 1A, “Risk Factors” of this Form 10-Q. All of the forward- looking statements are qualified in their entirety by reference to the risk factors discussed therein. These risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict such new risk factors, nor can it assess the impact, if any, of such new risk factors on our business or events described in any forward-looking statements. We disclaim any obligation to publicly update or revise any forward-looking statements after the date of this report to conform them to actual results. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements

BALANCE SHEETS (unaudited)

Alaska Airlines, Inc.

ASSETS

(In Millions)	June 30, 2006	December 31, 2005
Current Assets
Cash and cash equivalents	$140.5	$73.3
Marketable securities	962.9	909.0
Securities lending collateral	112.2	112.0
Receivables from related companies	83.3	51.1
Receivables - net	144.3	113.5
Inventories and supplies - net	16.7	18.6
Deferred income taxes	95.9	86.1
Fuel hedge contracts	80.7	88.2
Prepaid expenses and other current assets	64.3	35.5

Total Current Assets	1,700.8	1,487.3

Property and Equipment
Aircraft and other flight equipment	1,818.1	2,086.3
Other property and equipment	425.2	403.4
Deposits for future flight equipment	336.0	276.2

	2,579.3	2,765.9
Less accumulated depreciation and amortization	697.6	915.4

Total Property and Equipment - Net	1,881.7	1,850.5

Intangible Assets Related to Additional Minimum Pension Liability	33.6	33.6

Fuel Hedge Contracts	39.9	45.2

Other Assets	96.5	95.3

Total Assets	$3,752.5	$3,511.9

See accompanying notes to condensed financial statements.

BALANCE SHEETS (unaudited)

Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER’S EQUITY

(In Millions)	June 30, 2006	December 31, 2005
Current Liabilities
Accounts payable	$70.2	$62.7
Payables to related companies	36.8	218.0
Accrued aircraft rent	57.5	65.1
Accrued wages, vacation and payroll taxes	87.5	89.0
Other accrued liabilities	410.0	379.3
Air traffic liability	430.4	291.0
Securities lending obligation	112.2	112.0
Current portion of long-term debt	196.3	109.4

Total Current Liabilities	1,400.9	1,326.5

Long-Term Debt	818.5	762.6

Other Liabilities and Credits
Deferred income taxes	125.9	136.3
Deferred revenue	300.3	285.8
Other liabilities	343.8	373.8

	770.0	795.9

Commitments and Contingencies
Shareholder’s Equity
Common stock, $1 par value
Authorized: 1,000 shares Issued: 2006 and 2005 - 500 shares	—	—
Capital in excess of par value	613.8	457.1
Deferred stock-based compensation	—	(6.7)
Accumulated other comprehensive loss	(131.9)	(132.0)
Retained earnings	281.2	308.5

	763.1	626.9

Total Liabilities and Shareholder’s Equity	$3,752.5	$3,511.9

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

Alaska Airlines, Inc.

Three Months Ended June 30 (In Millions)	2006	2005
Operating Revenues
Passenger	$647.3	$561.2
Freight and mail	25.6	23.9
Other - net	37.5	31.2

Total Operating Revenues	710.4	616.3

Operating Expenses
Wages and benefits	186.9	180.1
Variable Incentive Pay	7.6	1.9
Contracted services	34.2	31.6
Aircraft fuel	173.7	127.6
Aircraft maintenance	41.9	50.2
Aircraft rent	28.9	29.3
Food and beverage service	11.9	11.5
Selling expenses	38.5	32.6
Depreciation and amortization	32.2	30.7
Landing fees and other rentals	40.5	39.1
Other	39.4	41.5
Restructuring charges	3.8	14.7

Total Operating Expenses	639.5	590.8

Operating Income	70.9	25.5

Nonoperating Income (Expense)
Interest income	14.8	7.6
Interest expense	(17.8)	(12.4)
Interest capitalized	5.1	1.2
Other - net	(0.5)	0.2

	1.6	(3.4)

Income before income tax	72.5	22.1
Income tax expense	23.3	9.2

Net Income	$49.2	$12.9

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

Alaska Airlines, Inc.

Six Months Ended June 30 (In Millions)	2006	2005
Operating Revenues
Passenger	$1,184.1	$1,032.5
Freight and mail	46.1	43.2
Other - net	70.2	63.9

Total Operating Revenues	1,300.4	1,139.6

Operating Expenses
Wages and benefits	362.6	377.0
Variable Incentive Pay	14.0	4.7
Contracted services	66.1	59.4
Aircraft fuel	315.7	161.8
Aircraft maintenance	86.2	100.3
Aircraft rent	58.2	57.7
Food and beverage service	22.7	22.4
Selling expenses	73.2	63.9
Depreciation and amortization	64.4	61.0
Landing fees and other rentals	77.4	81.1
Other	78.4	79.9
Restructuring charges	3.8	22.1
Impairment of aircraft	131.1	—

Total Operating Expenses	1,353.8	1,091.3

Operating Loss	(53.4)	48.3

Nonoperating Income (Expense)
Interest income	26.6	13.9
Interest expense	(33.6)	(23.9)
Interest capitalized	9.4	1.9
Other - net	(1.2)	(2.7)

	1.2	(10.8)

Income (loss) before income tax and accounting change	(52.2)	37.5
Income tax expense (benefit)	(24.9)	15.3

Income (loss) before accounting change	(27.3)	22.2
Cumulative effect of accounting change, net of tax	—	(80.1)

Net Loss	$(27.3)	$(57.9)

See accompanying notes to condensed financial statements.

CONDENSED STATEMENT OF SHAREHOLDER’S EQUITY (unaudited)

Alaska Airlines, Inc.

(In Millions)	Common Stock	Capital in Excess of Par Value	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at December 31, 2005	$—	$457.1	$(6.7)	$(132.0)	$308.5	$626.9

Net loss for the six months ended June 30, 2006					(27.3)	(27.3)
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value				1.1
Reclassification to earnings				(0.4)
Income tax effect				(0.3)

				0.4		0.4

Related to fuel hedges:
Reclassification to earnings				(0.5)
Income tax effect				0.2

				(0.3)		(0.3)

Total comprehensive loss						0.1
Contribution from parent company		160.2				160.2
Implementation of SFAS 123R		(6.7)	6.7			—
Stock-based compensation		3.2				3.2

Balances at June 30, 2006	$—	$613.8	$—	$(131.9)	$281.2	$763.1

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

Alaska Airlines, Inc.

Six Months Ended June 30 (In Millions)	2006	2005
Cash flows from operating activities:
Net loss	$(27.3)	$(57.9)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change, net of tax	—	80.1
Restructuring charges and adjustments	3.8	22.1
Impairment of aircraft	131.1	—
Depreciation and amortization	64.4	61.0
Stock-based compensation	3.2	0.5
Changes in fair values of open fuel hedge contracts	12.2	(91.3)
Changes in deferred income taxes	(20.2)	13.5
Increase in receivables - net	(103.1)	(47.6)
Increase in prepaid expenses and other current assets	(29.4)	(8.8)
Increase in air traffic liability	139.4	125.3
Increase (decrease) in other current liabilities	44.3	(14.5)
Increase( decrease) in deferred revenue and other-net	(16.4)	10.1

Net cash provided by operating activities	202.0	92.5

Cash flows from investing activities:
Proceeds from disposition of assets	—	2.2
Purchases of marketable securities	(339.3)	(598.3)
Sales and maturities of marketable securities	286.8	751.3
Property and equipment additions:
Aircraft and aircraft purchase deposits	(193.0)	(180.1)
Other flight equipment	(25.2)	(16.9)
Other property	(6.5)	(19.8)
Restricted deposits and other	(0.3)	(2.3)

Net cash used in investing activities	(277.5)	(63.9)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	169.8	—
Long-term debt payments	(27.1)	(25.4)

Net cash provided by (used in) financing activities	142.7	(25.4)

Net change in cash and cash equivalents	67.2	3.2
Cash and cash equivalents at beginning of period	73.3	27.8

Cash and cash equivalents at end of period	$140.5	$31.0

Supplemental disclosure of cash paid during the period for:
Interest	$22.3	$21.5
Income taxes	0.1	1.1
Noncash investing and financing activities:
Equity contribution from parent company (see note 12)	160.2	—
Reduction in intercompany receivables and payables (see note 12)	40.2	—
Credit received for flight deposits deferred in other liabilities		9.7

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

Alaska Airlines, Inc.

Note 1.	Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

The accompanying unaudited condensed financial statements of Alaska Airlines, Inc. (Alaska or the Company) should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Alaska Airlines, Inc. (Alaska or the Company), an Alaska corporation, is a wholly-owned subsidiary of Alaska Air Group, Inc. (Air Group), a Delaware corporation. In the opinion of management, all adjustments have been made which are necessary to present fairly the Company’s financial position as of June 30, 2006, as well as the results of operations for the three and six months ended June 30, 2006 and 2005. The adjustments made were of a normal recurring nature.

The Company’s condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In preparing these condensed financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Significant estimates made include assumptions used to record liabilities, expenses and revenues associated with the Company’s Mileage Plan, amounts paid to lessors upon aircraft lease terminations, the fair market value of surplus or impaired aircraft, engines and parts, assumptions used in the calculations of pension expense in the Company’s defined benefit plans, and the amounts of certain accrued liabilities. Actual results may differ from the Company’s estimates.

Reclassifications

The Company has reclassified all of its fuel hedging gains and losses from other nonoperating income (expense) to aircraft fuel, including hedging gains and losses, for all periods presented (see Note 4). Certain other reclassifications have been made to conform the prior year’s data to the current format.

Securities Lending

From time to time, the Company lends certain marketable securities to third parties for a time period of less than one year. During the time period in which these securities are loaned to the third parties, the Company requires cash collateral for 102% of the daily market value of the loaned securities. As of June 30, 2006, the Company had $109.1 million of securities on loan under the program. These affected securities are included as marketable securities under current assets.

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

The estimated fair value of the Company’s aircraft was derived using third-party appraisals and market data compiled by a third-party consultant, adjusted for certain factors deemed appropriate by management, such as the position of each aircraft in its maintenance cycle. Subsequent to the end of the second quarter, the Company received preliminary bids from third parties to purchase the aircraft. These bids did not indicate a need for further impairment as of June 30, 2006. In conjunction with the fair value determination, the Company has reassessed the useful lives and residual values of the fleet and related spare equipment and will depreciate the remaining carrying values through the estimated date that each aircraft will be retired. The estimate of residual salvage value is highly judgmental. Actual proceeds upon sale of the aircraft may differ materially from the estimate used at the time the impairment charge was recorded and the preliminary offers received to date.

The Company also leases 11 MD-80 aircraft. The current expiration dates on these leases range from January 2007 to January 2013. The Company expects to cease operation of nine of these aircraft prior to the lease expiration date through lease buy-outs, lease agreement restructuring, subleasing of the aircraft, or storing the aircraft at a long-term storage facility. At such time as one of these actions is taken on the aircraft, the Company expects to have an associated charge that will be recorded in the statements of operations. See Note 14.

Note 3.	Restructuring Charges

A new four-year contract with the Association of Flight Attendants for Alaska’s approximately 2,500 flight attendants was ratified on April 26, 2006. Under this agreement, the Company paid a signing bonus, in aggregate, of $2.7 million in May 2006, which is included in wages and benefits in our statement of operations. The new agreement also included an immediate 3% pay increase, higher employee health care contributions, improvements in supervisors’ ability to work closely with flight attendants, and a number of productivity enhancements. Additionally, Alaska offered a voluntary severance package to a number of flight attendants that included, among other things, a lump-sum payment of $2,000 per year of service up to a maximum of 25 years and continuing travel benefits. During the quarter ended June 30, 2006, the Company recorded a restructuring charge of $3.8 million related to the severance amounts, which will be paid to approximately 100 flight attendants.

During the second quarter of 2005, Alaska contracted out ramp services at the Seattle-Tacoma International Airport. This event resulted in a reduction of approximately 475 employees in Seattle. Severance and related costs associated with this restructuring were originally estimated at $16.1 million, which was recorded in the second quarter of 2005.

The following table displays the activity and balance of the severance and related costs components of the Company’s restructuring accrual as of and for the six months ended June 30, 2006 and 2005. The restructuring adjustment in 2005 relates to our change in estimated costs of medical coverage extended to impacted employees ($ in millions):

Accrual for Severance and Related Costs	2006	2005
Balance at December 31, 2005 and 2004, respectively	$3.1	$38.7
Restructuring charge	3.8	16.1
Restructuring adjustment	—	(2.0)
Cash payments	(3.1)	(29.5)

Balance at June 30	$3.8	$23.3

The Company will make the majority of the remaining cash payments during the third quarter of 2006. The accrual for severance and related costs at June 30, 2006 is included in accrued wages, vacation and payroll taxes in the balance sheets.

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

Note 4.	Fuel Hedge Contracts

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into call options, collar structures, and swap agreements for crude oil, among other initiatives.

The Company records derivative instruments, all of which are currently fuel hedge contracts, on the balance sheet at their fair value. Because of historical variations in the spread between the prices of West Texas Intermediate crude oil (the commodity the Company uses to hedge) and jet fuel, the Company’s hedge contracts are not “highly correlated” to changes in prices of aircraft fuel, as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result, changes in the fair value of these fuel hedge contracts are recorded each period in aircraft fuel expense.

Beginning January 1, 2006, the Company records all of its fuel hedging gains and losses in aircraft fuel, including hedging gains and losses. Prior to January 1, 2006, the majority of these fuel hedging gains and losses were recorded in other nonoperating income (expense). The prior period presentation has been conformed to the current year format. The following table summarizes GAAP and economic aircraft fuel expense for the three and six months ended June 30, 2006 and 2005 (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Raw or “into-plane” fuel cost	$200.0	$154.7	$366.6	$285.7
Less: gains on settled hedges	(29.6)	(24.5)	(55.4)	(43.6)

Economic fuel expense	$170.4	$130.2	$311.2	$242.1

Less: mark-to-market (gains) or losses related to hedges that settle in future periods, net of the reclassification of previously recorded mark-to-market gains on settled hedges	3.3	(2.6)	4.5	(80.3)

Aircraft fuel expense, as reported	$173.7	$127.6	$315.7	$161.8

The following table compares amounts as originally presented to the current year format for the three and six months ended June 30, 2005 (in millions):

	Three and Six Months Ended June 30, 2005
Aircraft fuel expense as originally reported	$151.5	$279.1
Reclassification of fuel hedging gains	(23.9)	(117.3)

Aircraft fuel expense	$127.6	$161.8

Operating income (loss) as originally reported	$1.6	$(69.0)
Reclassification of fuel hedging gains	23.9	117.3

Operating income	$25.5	$48.3

Nonoperating income as originally reported	$20.5	$106.5
Reclassification of fuel hedging gains	(23.9)	(117.3)

Nonoperating expense	$(3.4)	$(10.8)

Outstanding fuel hedge positions as of June 30, 2006 are as follows:

	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Approximate Crude Oil Price per Barrel
Third Quarter 2006	46%	42.7	$43.41
Fourth Quarter 2006	35%	31.3	$46.10
First Quarter 2007	20%	18.0	$43.09
Second Quarter 2007	19%	18.3	$45.11
Third Quarter 2007	22%	22.4	$45.27
Fourth Quarter 2007	17%	15.3	$47.89
First Quarter 2008	11%	10.6	$50.44
Second Quarter 2008	6%	6.1	$49.26
Third Quarter 2008	6%	5.8	$48.97
Fourth Quarter 2008	5%	4.7	$48.68

The fair values of the Company’s fuel hedge positions at June 30, 2006 and December 31, 2005 were $120.6 million and $133.4 million, respectively, and are presented as fuel hedge contracts in the balance sheets.

Note 5.	Change in Accounting Principle

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

Note 6.	Related Company Transactions

The Company periodically loans Horizon funds at varying interest rates. All amounts are payable on demand. Interest income recognized related to the Horizon loans totaled $1.1 million and $0.8 million for the quarters ended June 30, 2006 and 2005, respectively, and $2.0 million and $1.5 million for the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006, receivables from related companies include $62.4 million from Horizon, $8.7 million from Alaska Air Group Leasing (AAGL) and $12.2 million from Air Group. At June 30, 2006, payables to related companies include $1.3 million to Horizon, $0.5 million to AAGL and $35.0 million to Air Group.

The Company has an agreement with Horizon to provide revenue sharing on certain markets. Under the arrangement, the Company makes a monthly payment to Horizon for markets that provide connecting traffic to the Company but create losses for Horizon (the incentive markets). The payment is based on fully allocated cost for Horizon to provide the transportation service, plus a specified margin if the Company has an operating profit for the quarter. Incentive markets are analyzed quarterly and the monthly reimbursement amount is adjusted to reflect the prior quarter’s actual performance. The Company made incentive payments to Horizon of $0.3 million and $0.7 million during the quarters ended June 30, 2006 and 2005, respectively, and $1.5 million and $2.7 million during the six months ended June 30, 2006 and 2005, respectively.

The Company also provides certain services to Horizon for which the Company receives payment from Horizon based on the cost of the services, including personnel expenses related to development and maintenance of alaskaair.com and horizonair.com, the maintenance of telecommunications lines and related software, personnel and systems expenses to process Horizon’s revenue transactions, and printing and graphics services. The Company also pays certain leasing and other facilities costs on Horizon’s behalf that are reimbursed monthly by Horizon. Total amounts received by the Company from Horizon were $2.7 million for the quarters ended June 30, 2006 and 2005, and $5.4 million for the six months ended June 30, 2006 and 2005, respectively.

In the normal course of business, Alaska and Horizon provide certain ground handling services to the other company. Charges for ground services provided by the Company to Horizon totaled $1.5 million and $0.8 million during the quarters ended June 30, 2006 and 2005, respectively, and $2.9 and $1.2 for the six months ended June 20, 2006 and 2005, respectively. Charges for ground services provided by Horizon to the Company totaled $2.3 million and $1.4 million for the quarters ended June 30, 2006 and 2005, respectively, and $4.7 million and $2.7 million for the six months ended June 30, 2006 and 2005, respectively.

Note 7.	Other Assets

Other assets consisted of the following (in millions):

	June 30, 2006	December 31, 2005
Restricted deposits (primarily restricted investments)	$84.5	$83.7
Deferred costs and other	12.0	11.6

	$96.5	$95.3

Note 8.	Mileage Plan

Alaska’s Mileage Plan deferrals and liabilities are included under the following balance sheet captions (in millions):

	June 30, 2006	December 31, 2005
Current Liabilities:
Other accrued liabilities	$187.3	$165.0
Other Liabilities and Credits (non-current):
Deferred revenue	296.2	280.9
Other liabilities	22.1	20.9

	$505.6	$466.8

Note 9.	Long-term Debt

At June 30, 2006 and December 31, 2005, long-term debt obligations were as follows (in millions):

	June 30, 2006	December 31, 2005
Fixed-rate notes payable due through 2020	$676.0	$546.7
Variable-rate notes payable due through 2019	338.8	325.3

Long-term debt	1,014.8	872.0
Less current portion	(196.3)	(109.4)

	$818.5	$762.6

During the first six months of 2006, Alaska borrowed $95.4 million using fixed-rate debt secured by flight equipment and increased its borrowings on its pre-delivery payment facility by $74.4 million.

During the first six months of 2006, the Company exercised its option under certain existing variable-rate, long-term debt arrangements to fix the interest rates through maturity. The fixed rates on these affected debt arrangements range from 6.2% to 6.8%. These changes did not result in any gain or loss in the condensed statements of operations.

Note 10.	Employee Benefit Plans

Pension Plans-Qualified Defined Benefit

Net pension expense for the three and six months ended June 30 included the following components (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Service cost	$12.3	$11.8	$24.6	$25.5
Interest cost	12.7	12.9	25.4	25.8
Expected return on assets	(12.5)	(12.5)	(25.0)	(25.0)
Amortization of prior service cost	1.2	1.2	2.4	2.4
Actuarial loss	3.9	3.6	7.8	7.2

Net pension expense	$17.6	$17.0	$35.2	$35.9

The Company made $55.1 million and $71.9 million in contributions during the three and six months ended June 30, 2006, respectively, and does not expect to contribute additional amounts to these plans in 2006. The Company made $19.3 million and $38.6 million in contributions during the three and six months ended June 30, 2005, respectively.

Pension Plans-Nonqualified Defined Benefit

Net pension expense for the unfunded, noncontributory defined benefit plans for certain elected officers of the Company for the three and six months ended June 30 included the following components (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$0.4	$0.3	$0.8	$0.6
Interest cost	0.5	0.4	1.0	0.8
Actuarial loss	0.1	0.1	0.2	0.2

Net pension expense	$1.0	$0.8	$2.0	$1.6

Postretirement Medical Benefits

Net periodic benefit cost for the postretirement medical plans for the three and six months ended June 30 included the following components (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$1.4	$1.0	$2.7	$2.0
Interest cost	1.1	1.1	2.1	2.2
Amortization of prior service cost	3.5	(0.1)	3.3	(0.2)
Actuarial loss	0.4	0.5	0.8	1.0

Net periodic benefit cost	$6.4	$2.5	$8.9	$5.0

Note 11.	Stock Plans

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

Stock Options

SFAS 123R is effective for all stock options granted beginning January 1, 2006. For stock options granted prior to January 1, 2006, for which the vesting period is not complete, the “modified prospective method” for transition permitted by SFAS 123R was used. Under this method, the Company accounts for the unvested portion of these awards on a prospective basis, with expense recognized in the condensed statements of operations beginning January 1, 2006 using the grant-date fair values previously calculated for pro forma disclosures. The Company selected this method due to the relatively limited use of stock-based awards and the immaterial impact on the comparability between periods.

Options are typically granted with graded vesting provisions, and compensation cost is amortized over the service period using the straight-line method. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the Company to make several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the term nearest the expected term of the option at the time of grant. The dividend yield is zero as Air Group does not pay dividends and has no plans to do so in the immediate future. The market price volatility of the common stock is based on a combination of the historical volatility over a time period equal to the expected term of the option and management’s judgment of future volatility. The expected life of the options and the expected forfeiture rates are based on our historical experience for various homogenous employee groups.

During the three months ended March 31, 2006, Air Group granted 7,675 options to the Company’s employees with a weighted-average exercise price of $30.08 per share and a fair value of $14.17 per share, resulting in total grants with aggregate fair value of $0.1 million. The fair value was derived using a risk-free interest rate of 4.5%, expected volatility of 41.6% and expected life of 6 years. No options were granted during the three-month period ended June 30, 2006.

The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $6.1 million and $6.5 million, respectively. Cash received by Air Group from option exercises by Alaska employees during the three and six months ended June 30, 2006 totaled $14.6 million and $15.7 million, respectively.

Impact of Adoption of SFAS 123R

Stock-based compensation expense recognized under SFAS 123R for the three and six months ended June 30, 2006 is as follows:

	Three Months Ended June 30, 2006
	Pretax Effect (in millions)	After Tax Effect (in millions)
Stock Options	$0.6	$0.4
ESPP	0.4	0.3
Restricted Stock Units	0.7	0.4

Total	$1.7	$1.1

	Six Months Ended June 30, 2006
	Pretax Effect (in millions)	After Tax Effect (in millions)
Stock Options	$1.3	$0.8
ESPP	0.5	0.3
Restricted Stock Units	1.4	0.9

Total	$3.2	$2.0

As of June 30, 2006, $4.0 million and $5.6 million of compensation cost associated with unvested stock options and restricted stock awards, respectively, attributable to future service had not yet been recognized. These amounts will be recognized as expense over a weighted-average period of 1.6 years and 1.1 years for stock options and restricted stock awards, respectively.

Had compensation cost for stock options and employee stock purchase plan been determined in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” net income for the three months ended June 30, 2005 would have been negatively impacted by $0.9 million, and the net loss for the six months ended June 30, 2005 would have been negatively impacted by $1.6 million.

Note 12.	Contribution from Parent

On December 16, 2005, Air Group sold 5.7 million shares of its common stock at $35.15 per share for aggregate proceeds of $200.4 million. The net proceeds were transferred to Alaska and recorded as payables to related companies in the balance sheet. In the second quarter of 2006, Air Group contributed the equity to its subsidiaries, of which Alaska was credited $160.2 million. This transaction relieved an equal amount of Alaska’s payable to Air Group and reduced Alaska’s receivable from Horizon by $40.2 million.

Note 13.	Contingencies

In April 2006, the federal district court in Seattle dismissed a counterclaim by the International Association of Machinists (IAM) alleging that Alaska violated the Railway Labor Act status quo and engaged in bad faith bargaining. At the same time, the court also granted voluntary dismissal of Alaska’s lawsuit against IAM seeking to compel arbitration of dispute regarding the permissibility of subcontracting of Alaska’s ramp service operation in Seattle. The appeal period has expired and these matters are closed.

However, in addition to the court cases, the IAM filed a grievance against Alaska alleging that Alaska violated the collective bargaining agreement by, among other things, subcontracting the ramp service operation in Seattle when the parties could not reach agreement on an acceptable labor contract. This matter is scheduled for arbitration in August and December of 2006.

The Company is also a party to routine commercial and employment litigation incidental to its business and with respect to which no material liability is expected.

Management believes the ultimate disposition of these matters is not likely to materially affect the Company’s financial position or results of operations. However, this belief is based on management’s current understanding of the relevant law and facts; it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges, juries, and arbitrators.

Note 14.	Subsequent Events

In the second quarter of 2004, the Company announced its intention to accelerate the retirement of Alaska’s B737-200 fleet and remove those aircraft from service. On July 7, 2006, the Company entered into a purchase and sale agreement for six B737-200 aircraft. The Company’s seventh (and remaining) B737-200 aircraft will be donated to an aviation museum in Alaska. The six aircraft will be sold and delivered at various intervals through April 2007. The total purchase price for the six aircraft is $5.9 million, which is greater than the net book value of the aircraft as of June 30, 2006.

As part of the Company’s fleet transition plan, Alaska entered into purchase and sale agreements, subsequent to June 30, 2006, to buyout five of its nine long-term MD-80 aircraft leases. These agreements are expected to all close during the third quarter of 2006. The total purchase price for the five aircraft, including assumed debt, is approximately $80 million. As the estimated fair market value of the MD-80 aircraft is below that amount, the Company will record a charge in the third quarter of approximately $65 million. Similar to the owned MD-80 fleet, the Company will begin immediately to market these five aircraft for sale.

In July 2006, Alaska reached a new four-year agreement with the approximately 3,700 clerical, office and passenger service employees and the ramp service agents and stock clerks, all represented by the International Association of Machinists. This agreement includes, among other things, a $500 signing bonus per employee (approximately $1.9 million in the aggregate), an immediate 2% wage increase, higher employee health care contributions, fewer restrictions in Alaska’s managers’ and supervisors’ ability to work with and along side represented employees, and a provision whereby new employees will only participate in a defined contribution retirement plan. In addition, a severance package was offered to employees in the top four wage-scale steps that includes cash payments based on years of service, one year of medical coverage after the severance date, and continued travel benefits for a period of time. The amount of the charge will not be known until the number of employees accepting the severance package is known, which is expected to be in September 2006. However, for illustrative purposes only, if one quarter of the approximately 1,400 eligible employees accept the offer, the charge would be approximately $20 million.

Alaska Airlines Financial and Statistical Data (unaudited)

	Three Months Ended June 30					Six Months Ended June 30
Financial Data (in millions):	2006		2005		%Change	2006	2005		%Change
Operating Revenues:
Passenger	$647.3		$561.2		15.3	$1,184.1	$1,032.5		14.7
Freight and mail	25.6		23.9		7.1	46.1	43.2		6.7
Other - net	37.5		31.2		20.2	70.2	63.9		9.9

Total Operating Revenues	710.4		616.3		15.3	1,300.4	1,139.6		14.1

Operating Expenses:
Wages and benefits	186.9		180.1		3.8	362.6	377.0		(3.8)
Variable incentive pay	7.6		1.9		300.0	14.0	4.7		197.9
Contracted services	34.2		31.6		8.2	66.1	59.4		11.3
Aircraft fuel, including hedging gains and losses	173.7		127.6		36.1	315.7	161.8		95.1
Aircraft maintenance	41.9		50.2		(16.5)	86.2	100.3		(14.1)
Aircraft rent	28.9		29.3		(1.4)	58.2	57.7		0.9
Food and beverage service	11.9		11.5		3.5	22.7	22.4		1.3
Selling expenses	38.5		32.6		17.9	73.2	66.6		9.9
Depreciation and amortization	32.2		30.7		4.9	64.4	61.0		5.6
Landing fees and other rentals	40.5		39.1		3.6	77.4	78.4		(1.3)
Other	39.4		41.5		(5.1)	78.4	79.9		(1.9)
Impairment of aircraft	—		—		NM	131.1	—		NM
Restructuring charges and adjustments	3.8		14.7		NM	3.8	22.1		NM

Total Operating Expenses	639.5		590.8		8.2	1,353.8	1,091.3		24.1

Operating Income (Loss)	70.9		25.5		NM	(53.4)	48.3		NM

Interest income	14.8		7.6			26.6	13.9
Interest expense	(17.8)		(12.4)			(33.6)	(23.9)
Interest capitalized	5.1		1.2			9.4	1.9
Other - net	(0.5)		0.2			(1.2)	(2.7)

	1.6		(3.4)			1.2	(10.8)

Income (Loss) Before Income Tax and Accounting Change	$72.5		$22.1		NM	$(52.2)	$37.5		NM

Operating Statistics:
Revenue passengers (000)	4,443		4,232		5.0	8,348	8,083		3.3
RPMs (000,000) “traffic”	4,626		4,317		7.2	8,706	8,214		6.0
ASMs (000,000) “capacity”	5,834		5,543		5.2	11,373	10,913		4.2
Passenger load factor	79.3%		77.9%		1.4pts	76.5%	75.3%		1.2pts
Yield per passenger mile	13.99	¢	13.00	¢	7.6	13.60 ¢	12.57	¢	8.2
Operating revenue per ASM (RASM)	12.18	¢	11.12	¢	9.5	11.43 ¢	10.44	¢	9.5
Operating expenses per ASM (a)	10.96	¢	10.66	¢	2.8	11.90 ¢	10.00	¢	19.0
Operating expense per ASM excluding fuel, impairment of aircraft, and restructuring charges and adjustments (a)	7.92	¢	8.09	¢	(2.1)	7.94 ¢	8.31	¢	(4.5)
GAAP fuel cost per gallon (a)	$1.96		$1.48		32.1	$1.82	$0.95		91.5
Economic fuel cost per gallon (a)	$1.92		$1.51		27.0	$1.80	$1.42		26.4
Fuel gallons (000,000)	88.8		86.2		3.0	173.3	170.4		1.7
Average number of full-time equivalent employees	9,347		9,144		2.2	9,168	9,180		(0.1)
Aircraft utilization (blk hrs/day)	11.0		10.7		2.8	11.0	10.3		6.8
Average aircraft stage length (miles)	920		903		1.9	921	900		2.3
Operating fleet at period-end	113		109		3.7	113	109		3.7

NM = Not Meaningful

(a)	See Note A on page 21

Note A:

Pursuant to Item 10 of Regulation S-K, we are providing disclosure of the reconciliation of reported non-GAAP financial measures to their most directly comparable financial measures reported on a GAAP basis. The non-GAAP financial measures provide management the ability to measure and monitor performance both with and without the cost of aircraft fuel (including the gains and losses associated with our fuel hedging program where appropriate), aircraft impairment charges, and restructuring charges and adjustments. Because the cost and availability of aircraft fuel are subject to many economic and political factors beyond our control and we record changes in the fair value of our hedge portfolio in our income statement, it is our view that the measurement and monitoring of performance without fuel is important. In addition, we believe the disclosure of financial performance without impairment and restructuring charges is useful to investors. Finally, these non-GAAP financial measures are also more comparable to financial measures reported to the Department of Transportation by other major network airlines.

Alaska Airlines, Inc.:

($ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Unit cost reconciliations:
Operating expenses	$639.5	$590.8	$1,353.8	$1,091.3
ASMs (000,000)	5,834	5,543	11,373	10,913

Operating expenses per ASM	10.96 ¢	10.66 ¢	11.90 ¢	10.00 ¢

Operating expenses	$639.5	$590.8	$1,353.8	$1,091.3
Less: aircraft fuel	(173.7)	(127.6)	(315.7)	(161.8)
Less: impairment of aircraft	—	—	(131.1)	—
Less: restructuring charges and adjustments	(3.8)	(14.7)	(3.8)	(22.1)

Operating expenses excluding fuel, impairment of aircraft, and restructuring charges and adjustments	$462.0	$448.5	$903.2	$907.4
ASMs (000,000)	5,834	5,543	11,373	10,913

Operating expenses per ASM excluding fuel, impairment of aircraft, and restructuring charges and adjustments	7.92 ¢	8.09 ¢	7.94 ¢	8.31 ¢

Reconciliation to GAAP income (loss) before taxes and accounting change:
Income (loss) before taxes and accounting change, excluding mark-to-market hedging gains (losses), impairment of aircraft, and restructuring charges and adjustments	$79.6	$34.2	$87.2	$(20.7)
Mark-to-market hedging gains (losses) included in aircraft fuel	(3.3)	2.6	(4.5)	80.3
Less: impairment of aircraft	—	—	(131.1)	—
Less: restructuring charges and adjustments	(3.8)	(14.7)	(3.8)	(22.1)

GAAP income (loss) before taxes and accounting change as reported	$72.5	$22.1	$(52.2)	$37.5

Aircraft fuel reconciliations:*

($ in millions except per gallon amounts)

	Three Months Ended June 30,
	2006		2005
		Cost/Gal		Cost/Gal
Raw or “into-plane” fuel cost	$200.0	$2.25	$154.7	$1.79
Less: gains on settled hedges	(29.6)	(0.33)	(24.5)	(0.28)

Economic fuel expense*	$170.4	$1.92	$130.2	$1.51

Less: mark-to-market (gains) or losses related to hedges that settle in future periods, net of the reclassification of previously recorded mark-to-market gains on settled hedges	3.3	0.04	(2.6)	(0.03)

GAAP fuel expense*	$173.7	$1.96	$127.6	$1.48

Fuel gallons (000,000)	88.8		86.2

	Six Months Ended June 30,
	2006		2005
		Cost/Gal		Cost/Gal
Raw or “into-plane” fuel cost	$366.6	$2.12	$285.7	$1.68
Less: gains on settled hedges	(55.4)	(0.32)	(43.6)	(0.26)

Economic fuel expense*	$311.2	$1.80	$242.1	$1.42

Less: mark-to-market (gains) or losses related to hedges that settle in future periods, net of the reclassification of previously recorded mark-to-market gains on settled hedges	4.5	0.02	(80.3)	(0.47)

GAAP fuel expense*	$315.7	$1.82	$161.8	$0.95

Fuel gallons (000,000)	173.3		170.4

*	Beginning in the first quarter of 2006, the Company is recording all fuel hedging activity, including mark-to-market gains and losses, in aircraft fuel expense. Prior year amounts have been reclassified for consistency.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Second Quarter in Review and Current Events

Our success this quarter was primarily driven by positive revenue trends resulting from industry-wide fare increases that began in the latter half of 2005 and continued through the second quarter of 2006. Record-high load factors and increases in passenger traffic have also contributed to the revenue improvements over the prior year.

Our total operating costs increased year-over-year primarily due to higher fuel prices. We also recorded a $3.8 million restructuring charge associated with the voluntary severance package offered to our flight attendants as part of a new four-year contract. Operating expenses per available seat mile increased 2.8% to 10.96 cents compared to the second quarter of 2005. However, our unit costs excluding fuel and the restructuring charge decreased 2.1% to 7.92 cents compared to the second quarter of 2005. This decrease was primarily due to a 5.2% increase in capacity, offset by a 3% increase in operating costs (other than fuel and restructuring charges).

Labor Costs and Negotiations

Alaska and the Association of Flight Attendants reached an agreement on a new four-year contract for the airline’s approximately 2,500 flight attendants. The contract was ratified on April 26, 2006. The new agreement includes an immediate 3% pay increase and an aggregate signing bonus of $2.7 million, higher employee health care contributions, improvements in our supervisors’ ability to work closely with flight attendants, and a number of productivity enhancements. Additionally, Alaska offered a voluntary severance package to a number of flight attendants that includes, among other things, a lump-sum payment of $2,000 per year of service up to a maximum of 25 years and continuing travel benefits. During the quarter ended June 30, 2006, we recorded a restructuring charge of $3.8 million related to the severance amounts, which will be paid to approximately 100 flight attendants.

Subsequent to the end of the quarter, we reached a new four-year agreement with the approximately 3,700 clerical, office and passenger service employees and ramp service agents and stock clerks at Alaska, all represented by the International Association of Machinists. This agreement includes, among other things, a $500 signing bonus per employee (approximately $1.9 million in the aggregate), an immediate 2% wage increase, higher employee health care contributions, fewer restrictions in our managers’ and supervisors’ ability to work with and along side represented employees, and a provision whereby new employees will only participate in a defined contribution retirement plan. In addition, a severance package was offered to employees in the top four wage-scale steps that includes cash payments based on years of service, one year of medical coverage after the severance date, and continued travel benefits for a period of time. The amount of the charge will not be known until the number of employees accepting the severance package is known, which is expected to be in September 2006. However, for illustrative purposes only, if one quarter of the approximately 1,400 eligible employees accepts the offer, the charge would be approximately $20 million.

Mark-to-Market Fuel Hedging Gains

Beginning in the second quarter of 2004, we lost the ability to use hedge accounting because the price correlation between crude oil, the commodity we use to hedge, and West Coast jet fuel fell below required thresholds. As a result, our earnings are more volatile as we mark our entire hedge portfolio to market each period through earnings, even though the actual consumption will take place in a future period.

Historically, we have reported these gains and losses in other nonoperating income and expense. Beginning in the first quarter of 2006, however, we report these gains and losses in aircraft fuel, including hedging gains and losses, in the condensed statements of operations. Prior period amounts have been reclassified to conform to the current year format. We had $3.3 million ($2.0 million after tax) of mark-to-market losses on our hedge portfolio in the second quarter of 2006 compared to $2.6 million ($1.6 million after tax) of gains in the second quarter of 2005. These gains and losses are reported net of the reclassification of previously recorded mark-to-market gains on settled hedges. Additionally, in the second quarters of 2006 and 2005, we recorded gains from settled fuel hedges totaling $29.6 million and $24.5 million, respectively, which are also recorded in aircraft fuel.

We have provided information on mark-to-market gains or losses, as well as calculations of our economic fuel cost per gallon on pages 21. For more discussion, see Note 4 to our condensed financial statements.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices. We expect to resume our hedging activity in the third quarter of 2006, although significant changes in market condition could affect our decisions.

Outlook

For 2006, Alaska expects capacity increase of approximately 5% over 2005 capacity. The expected capacity increase at Alaska is due largely to the return to a full schedule after last year’s summer capacity reduction and the introduction of 12 new B737-800 aircraft in 2006, with most of the remaining deliveries in the fourth quarter.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2006 to Three Months Ended June 30, 2005

Revenues

Operating revenues increased $94.1 million, or 15.3%, during the second quarter of 2006 as compared to the same period in 2005 due to a 9.5% increase in operating revenue per available seat mile (RASM) and a 5.2% increase in capacity. The increase in RASM resulted from an increase in load factors and a 7.6% increase in ticket yields resulting from higher ticket prices designed to offset increasing fuel prices, coupled with increases in freight and mail revenue and other-net revenue as explained below. The increase in capacity is primarily the result of having a fleet of 113 operating aircraft at June 30, 2006 compared to 109 at June 30, 2005.

Load factor increased 1.4 percentage points to 79.3% for the second quarter of 2006 due to a 7.2% increase in passenger traffic outpacing the 5.2% increase in capacity. We expect to continue to see year-over-year improvements in load factors, yields and passenger unit revenues through the remainder of 2006, similar to the quarter-over-quarter improvements seen in the second quarter.

Freight and mail revenues increased $1.7 million, or 7.1%, primarily due to higher mail and freight yields and fuel surcharges that we added to our freight services beginning in the third quarter of 2005, offset by lower volumes.

Other-net revenues increased $6.3 million, or 20.2%, due to an increase in Mileage Plan revenues, resulting from higher award redemption on our partner airlines and an increase in cash receipts from miles sold, of which a portion is recognized immediately.

Expenses

Total operating expenses increased $48.7 million, or 8.2%, as compared to the same period in 2005. The increase in operating expenses is largely due to the significant increase in aircraft fuel, increases in wages and benefits and variable incentive pay for all employee groups, contracted services, and selling expenses, offset by a decline in aircraft maintenance and restructuring charges. Operating expenses per ASM increased 2.8% from 10.66 cents in the second quarter of 2005 to 10.96 cents in the second quarter of 2006. Operating expense per ASM excluding fuel and restructuring charges decreased by 2.1% to 7.92 cents per ASM compared to 8.09 cents per ASM in 2005. Our estimates of costs per ASM excluding fuel and restructuring adjustments for the third-quarter, fourth-quarter, and full-year targets for 2006 are 7.4 cents, 7.6 cents, and 7.7 cents, respectively. Our goal for 2006 is 7.65 cents per ASM. However, we are feeling some pressure from higher-than-expected costs for variable incentive pay, higher wages, and revenue-related costs. We are working to find ways to offset these costs.

Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased by $6.8 million, or 3.8%, during the second quarter of 2006 compared to the same period in 2005 primarily due to the following:

•	a $2.7 million signing bonus resulting from the new four-year contract with our flight attendants ratified during the second quarter of 2006;

•	market-based pay adjustments for our non-union personnel in the spring of 2006 and an increase in stock-based compensation expense following the adoption of SFAS 123R;

•	an increase in mechanics wages resulting from the contract ratified in the fourth quarter of 2005;

•	increased medical and pension costs from the prior year primarily driven by a $3.9 million increase in our retiree medical accrual; and

•	a 2.2% increase in the average number of full-time equivalent employees from 9,144 in 2005 to 9,347 in 2006.

The year-over-year increase in wages was partially offset by the following:

•	the reduction in pilot wages resulting from the pilot contract that took effect in May 2005; and

•	the subcontracting of our ramp services operation in Seattle in the second quarter of 2005.

•	Variable incentive pay increased $5.7 million, or 300.0%, over the same period in 2005, primarily due to an increase in our forecast of 2006 profit. Alaska maintains several incentive plans that collectively cover all of our employees. These plans include both operational and financial performance metrics that, to a large extent, are based on certain annual profitability targets. If our actual 2006 results differ materially from our forecast, our expense in the second half of 2006 could be significantly different than the charge in the first six months.

•	Contracted services increased $2.6 million, or 8.2%, due largely to the subcontracting of the Company’s Seattle ramp operations in May 2005.

•

Aircraft fuel increased $46.1 million, or 36.1%, due primarily to continued rise in fuel prices. As mentioned earlier, we began recording all fuel hedging gains and losses in aircraft fuel during the first quarter of 2006 and have reclassified prior periods to conform to the current period presentation. For the second quarter of 2006, aircraft fuel includes $3.3 million of mark-to-market losses related to hedges that settle in future periods, net of the reclassification of previously recorded mark-to-market gains on settled hedges, compared to $2.6 million of gains during the same period of 2005. Additionally, aircraft fuel expense includes $29.6 million and $24.5 million of gains from settled hedges during the second quarter of 2006 and 2005, respectively. After excluding mark-to-market gains and losses recorded during the quarter, our “economic,” or net, fuel expense increased $40.2 million, or 30.9%, over the same period in 2005. Our economic fuel cost per gallon increased 27.0% over the second quarter of 2005 from $1.51 to $1.92. We expect significant year-over-year increases in fuel cost throughout the remainder of 2006.

See page 21 for a table summarizing fuel cost per gallon realized by Alaska (the economic cost per gallon) and the cost per gallon on a GAAP basis (including all hedging gains and losses).

•	Aircraft maintenance decreased by $8.3 million, or 16.5%, compared to the prior year quarter primarily due to fewer scheduled and unexpected airframe and engine maintenance events, lower airframe costs per event due to renegotiated contracts with our outside vendors, and savings from process improvement initiatives. Our current expectation is that aircraft maintenance costs will be down approximately $16 million to $20 million for the full year 2006 compared to 2005.

•	Selling expense increased $5.9 million, or 17.9%, compared to the same period in 2005. This is primarily due to an increase in our accrual for Mileage Plan awards and an increase in revenue-related expenses such as credit card and codeshare commissions resulting from the rise in revenues over the prior period.

Nonoperating Income (Expense)

Net nonoperating income (expense) was $1.6 million in the second quarter of 2006 compared to $(3.4) million during the same period of 2005. Interest income increased $7.2 million compared to the second quarter of 2005, primarily due to the higher average cash and marketable securities balance and higher average portfolio returns. Interest expense increased $5.4 million due to interest rate increases on our variable-rate debt, new debt arrangements in the first six months of 2006, the increased balance on our pre-delivery payment facility, and the changes to some of our variable-rate debt arrangements to slightly higher fixed rates. Capitalized interest increased $3.9 million from $1.2 million in the second quarter of 2005 to $5.1 million in the second quarter of 2006. This increase is due to the significant increase in deposits for future flight equipment resulting from our new aircraft purchase agreements for B737-800.

Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005

Revenues

Operating revenues increased $160.8 million, or 14.1%, during the first six months of 2006 as compared to the same period in 2005 due primarily to a 9.5% increase in operating revenue per available seat mile (RASM) and a 4.2% increase in capacity. The increase in RASM resulted from an increase in load factors and an 8.2% increase in ticket yields resulting from higher ticket prices designed to offset rising fuel prices, coupled with increases in freight and mail revenue and other-net revenue as explained below. The increase in capacity is primarily the result of having a fleet of 113 operating aircraft at June 30, 2006 compared to 109 at June 30, 2005.

Load factor increased 1.2 percentage points to 76.5% during the first six months of 2006 due primarily to a 6.0% increase in passenger traffic outpacing the 4.2% increase in capacity.

Freight and mail revenues increased $2.9 million, or 6.7%, compared to the same period in 2005 primarily due to higher mail and freight yields and fuel surcharges that we added to our freight services beginning in the third quarter of 2005, offset by lower volumes.

Other-net revenues increased $6.3 million, or 9.9%, due to an increase in Mileage Plan revenues, resulting from higher award redemption on our partner airlines and an increase in cash receipts from miles sold, of which a portion is recognized immediately.

Expenses

Total operating expenses increased $262.5 million, or 24.1%, as compared to the same period in 2005. This increase is largely due to the impairment charge in the first quarter of 2006, significant increases in aircraft fuel, increases in variable incentive pay, contracted services, selling expenses, and depreciation and amortization, offset by a decline in wages and benefits, aircraft maintenance, and restructuring charges and adjustments. Operating expenses per ASM increased 19.0% to 11.90 cents in the first six months of 2006 from 10.00 cents during the same period in 2005. Operating expense per ASM excluding fuel, restructuring and impairment charges decreased 4.5% as compared to the same period in 2005.

Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits decreased $14.4 million, or 3.8%, during the first six months of 2006 compared to the same period in 2005 primarily due to the following:

•	the reduction in pilot wages resulting from the pilot contract that took effect in May 2005; and

•	the subcontracting of our ramp services operation in Seattle in the second quarter of 2005.

The decrease over prior year was partially offset by the following:

•	a $2.7 million signing bonus resulting from the new four-year contract with our flight attendants ratified during the second quarter of 2006;

•	market-based pay adjustments for our non-union personnel in the spring of 2006 and an increase in stock-based compensation expense following the adoption of SFAS 123R;

•	an increase in mechanics wages resulting from the contract ratified in the fourth quarter of 2005; and

•	increased medical and pension costs from the prior year primarily driven by a $3.9 million increase in our retiree medical accrual.

•	Variable incentive pay increased $9.3 million, or 197.9%, over the same period in 2005, primarily due to an increase in forecasted 2006 profit. Air Group maintains several incentive plans that collectively cover all of our employees. These plans include both operational and financial performance metrics that, to a large extent, are based on certain annual profitability targets. If our actual 2006 results differ materially from our forecast, our expense in the second half of 2006 could be significantly different than the charge in the first six months.

•	Contracted services increased $6.7 million, or 11.3%, primarily due to the subcontracting of the Company’s Seattle ramp operations in May 2005.

•	Aircraft fuel increased $153.9 million, or 95.1%, primarily due to a significant decline in the mark-to-market fuel hedging gains in 2006 compared to 2005 and the continued rise in fuel prices. As mentioned above, during the first quarter of 2006 we began recording all fuel hedging gains and losses in aircraft fuel and have reclassified prior periods to conform to the current period presentation. For the first six months of 2006, aircraft fuel includes $4.5 million of mark-to-market losses related to hedges that settle in future periods, net of the reclassification of previously recorded mark-to-market gains on settled hedges, compared to $80.3 million of gains during the same period of 2005. Additionally, aircraft fuel expense includes $55.4 million and $43.6 million of gains from settled hedges during the first six months of 2006 and 2005, respectively. After excluding mark-to-market gains and losses recorded during the period, our “economic,” or net, fuel expense increased $69.1 million, or 28.5%, over the same period in 2005. Our economic fuel cost per gallon increased 26.4% over the first six months of 2005 from $1.42 to $1.80.

See page 21 for a table summarizing fuel cost per gallon realized by Alaska (the economic cost per gallon) and the cost per gallon on a GAAP basis (including all hedging gains and losses).

•	Aircraft maintenance decreased by $14.1 million, or 14.1%, mostly due to fewer scheduled and unexpected airframe and engine maintenance events, lower per-event costs due to renegotiated contracts with our outside vendors, and savings from process improvement initiatives.

•	Selling expense increased $6.6 million, or 9.9%, primarily due to an increase in our accrual for Mileage Plan awards and an increase in revenue-related expenses such as credit card and codeshare commissions resulting from the rise in revenues over the prior period.

•	Depreciation and amortization increased $3.4 million, or 5.6%, compared to the same period in 2005. This increase is primarily due to two new B737-800 aircraft delivered during 2005 and four additional new B737-800 aircraft delivered in the first six months of 2006, offset by the lower depreciable base on the MD-80 fleet resulting from the impairment charge recorded in the first quarter of 2006.

Nonoperating Income (Expense)

Net nonoperating income (expense) was $1.2 million in the first six months of 2006 compared to $(10.8) million during the same period of 2005. Interest income increased $12.7 million compared to 2005, primarily due to higher average portfolio returns and a higher average cash and marketable securities balance. Interest expense increased $9.7 million primarily due to interest rate increases on our variable-rate debt, new debt arrangements in the first six months of 2006, the increased balance on our pre-delivery payment facility, and the changes to some of our variable-rate debt arrangements to slightly higher fixed rates. Capitalized interest increased $7.5 million from $1.9 million in 2005 to $9.4 million during 2006. This is due to the significant increase in deposits for future flight equipment in connection with our new aircraft purchase agreements for B737-800.

Income Tax Expense (Benefit)

We file a consolidated tax return with Air Group and other Air Group subsidiaries. Each member of the consolidated group calculates its tax provision and tax liability, if applicable, on a separate-entity basis. Accounting standards require us to provide for income taxes each quarter based on either our estimate of the effective tax rate for the full year or the actual year-to-date effective tax rate if it is our best estimate of our annual expectation. For the first six months of 2006, we used the estimate of our effective tax rate for the full year as we believe it to be a better estimate than the actual year-to-date effective tax rate. Our effective income tax rate on pre-tax income for the six months ended June 30, 2006 was 47.7%. The six months ended June 30, 2006 includes $4.2 million of tax benefits associated with the reduction of certain tax contingency accruals for period for which the statue of limitations expired in 2006. Excluding this benefit, our effective tax rate for the six months ended June 30, 2006 would have been 39.6%, which is the estimated effective tax rate for the full year 2006. In arriving at this rate, we considered a variety of factors, including year-to-date pre-tax results, the U.S. federal rate of 35%, estimated year-to-date nondeductible expenses and estimated state income taxes. We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is highly dependent on the level of pre-tax income or loss and the magnitude of any nondeductible expenses in relation to that pre-tax amount.

Critical Accounting Estimates

For information on our critical accounting estimates, see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005.

Liquidity and Capital Resources

The table below presents the major indicators of financial condition and liquidity.

	June 30, 2006	December 31, 2005	Change
	(In millions, except debt-to-capital amounts)
Cash and marketable securities	$1,103.4	$982.3	$121.1
Working capital	299.9	160.8	139.1
Long-term debt	818.5	762.6	55.9
Shareholder’s equity	763.1	626.9	136.2
Long-term debt-to-capital	52%:48%	55%:45%	NA
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	68%:32%	72%:28%	NA

Our debt-to-capital ratio improved from December 31, 2005 primarily due to the contribution of $160.2 million of equity from our parent in the second quarter of 2006, partially offset by a $27.3 million net loss for the six months, and by an increase in our outstanding debt in connection with new aircraft-secured debt arrangements in the first six months of 2006.

During the six months ended June 30, 2006, our cash and marketable securities increased $121.1 million to just over $1.1 billion. The following discussion summarizes the primary drivers of the increase.

Cash Provided by (Used in) Operating Activities

During the first six months of 2006, net cash provided by operating activities was $202.0 million, compared to $92.5 million during the same period of 2005. The improvement was driven by significantly higher operating revenues and a decline in cash payments made for severance compared to the prior year, offset by continued increases in fuel costs and $71.9 million in cash contributions to our defined benefit pension plan during the first six months of 2006 compared to $38.6 million during the same period of 2005. The increase in cash contributions is due to the fact that we made all of our 2006 planned contributions in the first six months of 2006, whereas in 2005, we made $69.3 million of contributions over nine months.

Cash Provided by (Used in) Investing Activities

Cash used in investing activities was $277.5 million during the first six months of 2006, compared to $63.9 million during the same period of 2005. During the first six months of 2006, we had net purchases of marketable securities of $52.5 million and used $224.7 million for property and equipment additions, net of proceeds from asset dispositions. During the six months ended June 30, 2006, our aircraft-related capital expenditures, net of aircraft deposits returned and proceeds from asset dispositions, increased $23.4 million as compared to the same period of 2005, primarily as a result of the increase in pre-delivery payments made for future aircraft deliveries and the purchase of four B737-800’s in the first six months of 2006, compared to two B737-800’s in 2005, offset by $13.3 million decrease in other property additions. We expect capital expenditures to be approximately $510 million for the full year 2006 and $535 million in 2007.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $142.7 million during the first six months of 2006 compared to net cash used of $25.4 million during the same period of 2005. We obtained debt financing for three new B737-800 aircraft the first six months of 2006. Additionally, there was a net increase of $74.4 million in our pre-delivery payment facility. Offsetting these increases were normal long-term debt payments of $27.1 million during 2006.

We plan to meet our capital and operating commitments through internally generated funds from operations and cash and marketable securities on hand at June 30, 2006, along with additional debt financing and proceeds from our pre-delivery payment facility.

Bank Line of Credit Facility

Our $160 million variable-rate credit facility restricts us from distributing any funds to Air Group in the form of dividends and limits the amount of funds we can loan to Air Group. As of June 30, 2006, $300.0 million was available to loan to Air Group without violating the covenants in the credit facility. As of June 30, 2006, there are no outstanding borrowings on this credit facility and we have no immediate plans to draw on the facility.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Aircraft Purchase Commitments

At June 30, 2006, we had firm orders for 40 aircraft requiring aggregate payments of approximately $1.1 billion, as set forth below. In addition, we have options to acquire 29 additional B737-800s and purchase rights for 27 more. Subsequent to June 30, 2006, we converted one of our options into a firm order to be delivered in 2008. We also have entered into operating lease agreements for two B737-800 aircraft to be delivered in late 2006 and have extended lease terms on five aircraft including three B737-700s and two B737-400s.

During the first six months of 2006, we received delivery of four B737-800 aircraft, all of which were paid for with cash upon delivery and subsequently three of which were financed with fixed-rate debt arrangements. The fourth aircraft was debt financed subsequent to June 30, 2006 under a variable-rate arrangement.

Subsequent to the end of the quarter, we executed an agreement to sell six of our B737-200 aircraft. Title to each aircraft will be transferred as each of the aircraft leaves our fleet over the next several months, with the last aircraft expected to leave our fleet in April 2007.

The following table summarizes aircraft purchase commitments as of June 30, 2006 and payments by year:

	Delivery Period - Firm Orders
	July 1 –December 31,						Beyond 2010	Total
	2006		2007	2008	2009	2010
Aircraft
Boeing 737-800	6	*	14	7	4	6	3	40

Payments (Millions)	$201.5		$337.1	$215.3	$159.9	$146.0	$44.9	$1,104.7

*	Excludes operating lease agreements for two aircraft to be delivered in late 2006.

As noted, we announced a plan to transition to a single Boeing 737 fleet type by the end of 2008, which includes an acceleration of the retirement of its MD-80 fleet. As a result, we expect to exercise additional options and purchase rights on our Boeing 737-800 order in the future in addition to the firm deliveries that are identified in the contractual table above.

Giving consideration to this fleet transition plan, the following table displays the currently anticipated fleet count as of December 31, 2006, 2007 and 2008:

	2006	2007	2008
737-200	3	0	0
MD80	22	15	0
737-400	37	35	35
737-400F**	1	1	1
737-400C**	2	4	4
737-700	22	20	20
737-800*	15	29	42
737-900	12	12	12

Totals	114	116	114

*	Includes options for four aircraft in 2008, which have not yet been exercised. The total also assumes we will identify one airplane for delivery in 2008 for which we have not yet secured a delivery position.

**	F=Freighter; C=Combination freighter/passenger

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of June 30, 2006. This table excludes contributions to our various pension plans, which we expect to be approximately $55 million to $75 million per year through 2010.

	July 1 –December 31,					Beyond 2010	Total
(in millions)	2006	2007	2008	2009	2010
Current and long-term debt Obligations	$30.5	$63.3	$66.5	$70.4	$74.9	$561.0	$866.6
Current and long-term portions of the pre-delivery payment facility	75.2	73.0	—	—	—	—	148.2
Operating lease commitments (1)	72.2	146.7	138.2	124.3	122.1	393.8	997.3
Aircraft purchase commitments	201.5	337.1	215.3	159.9	146.0	44.9	1,104.7
Interest obligations (2)	32.7	57.3	52.9	46.7	41.8	115.8	347.2
Other purchase obligations (3)	13.9	29.4	29.7	30.0	30.3	124.2	257.5

Total	$426.0	$706.8	$502.6	$431.3	$415.1	$1,239.7	$3,721.5

(1)	Includes two aircraft lease agreements for B737-800 aircraft that will be delivered in late 2006. Also includes contractual lease obligations for 11 leased MD-80 aircraft, the majority of which we intend to retire earlier than expected.

(2)	For variable-rate debt, future obligations are shown above using interest rates in effect as of June 30, 2006.

(3)	Includes obligations under our long-term power-by-the-hour maintenance agreement.

Effect of Inflation - Inflation and price changes other than for aircraft fuel and passenger fares do not have a significant effect on our operating revenues, operating expenses and operating income.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from the information provided in Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our 2005 Form 10-K except as follows:

Market Risk – Aircraft Fuel

We utilize call options, collar structures, and swap agreements as hedges to decrease our exposure to the volatility of jet fuel prices. We believe there is risk in not hedging against the possibility of fuel price increases. See Note 4 in the condensed financial statements for a summary of our hedge positions. We estimate that a 10% increase or decrease in crude oil prices as of June 30, 2006 would increase or decrease the fair value of our hedge portfolio by approximately $24.9 million and $24.7 million, respectively.

Additionally, we have entered into fuel purchase contracts that fix the refining margin we pay for approximately 50% and 15% of our fuel consumption in the third and fourth quarters, respectively.

Please refer to page 21 as well as to Note 4 in the condensed financial statements, for company-specific data on the results of our fuel-hedging program.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2006, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is communicated to our certifying officers on a timely basis.

Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in management’s evaluation during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Air Group has historically maintained accounting and payroll departments at both Alaska Airlines and Horizon Air. During the third quarter of 2006, these separate departments will be combined into one Air Group accounting and payroll function in an attempt to improve economies of scale and standard processes across the Company.

We intend to regularly review and evaluate the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and to improve these controls and procedures over time and to correct any deficiencies that we may discover in the future. While we believe the present design of our disclosure controls and procedures and internal control over financial reporting are effective, future events affecting our business may cause us to modify our controls and procedures.

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings

In April 2006, the federal district court in Seattle dismissed a counterclaim by the International Association of Machinists (IAM) alleging that Alaska violated the Railway Labor Act status quo and engaged in bad faith bargaining. At the same time, the court also granted voluntary dismissal of Alaska’s lawsuit against the IAM seeking to compel arbitration of dispute regarding the permissibility of subcontracting of Alaska’s ramp service operation in Seattle. The appeal period has expired and these matters are closed.

However, in addition to the court cases, the IAM filed a grievance against Alaska alleging that Alaska violated the collective bargaining agreement by, among other things, subcontracting the ramp service operation in Seattle when the parties could not reach agreement on an acceptable labor contract. This matter is scheduled for arbitration in August and December of 2006.

We are also a party to routine commercial and employment litigation incidental to our business and with respect to which no material liability is expected.

Management believes the ultimate disposition of these matters is not likely to materially affect our financial position or results of operations. This belief is based on management’s current understanding of the relevant law and facts, and it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges, juries, and arbitrators.

ITEM 1A.	Risk Factors

In the third quarter, our sister company, Horizon Air expects to implement a new maintenance and inventory system. Accordingly, we have modified one of the risk factors from 2005 10-K in Alaska Air Group’s Form 10-Q as follows:

We rely heavily on automated systems to operate our business and any failure of these systems could harm our business.

We depend on automated systems to operate our business, including our computerized airline reservation system, our telecommunication systems, our website, our maintenance systems, and other systems. We also issue a substantial number of our tickets to passengers as electronic tickets. We depend on our computerized reservation system to be able to issue, track and accept these electronic tickets. In order for our operations to work efficiently, our website and reservation system must be able to accommodate a high volume of traffic and deliver important flight information. Substantial or repeated website, reservations system or telecommunication systems failures could reduce the attractiveness of our services and cause our customers to purchase tickets from another airline. In addition, we rely on other automated systems for crew scheduling, flight dispatch, maintenance tracking, and other operational needs. Any disruption in or changes to these systems could result in the loss of important data, increase our expenses and possibly cause us to temporarily cease our operations.

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

See Exhibit Index on page 37.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA AIRLINES, INC.
Registrant

Date: August 14, 2006

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