Form 10-Q
period 2007-03-31
ALASKA AIRLINES INC
filed 2007-05-14
CIK 3202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

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

The registrant has 500 common shares, par value $1.00, outstanding at March 31, 2007.

ALASKA AIRLINES, INC.

Quarterly Report on Form 10-Q for the three months ended March 31, 2007

As used in this Form 10-Q, the terms “Alaska,” “our,” “we” and “the Company” refer to Alaska Airlines, Inc., unless the context indicates otherwise.

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company’s present expectations. Some of the things that could cause our actual results to differ from our expectations are:

•	the competitive environment and other trends in our industry;

•	changes in our operating costs, including fuel, which can be volatile;

•	labor disputes and our ability to attract and retain qualified personnel;

•	the timing of the MD-80 fleet disposal and the amounts of potential lease termination payments to lessors and sublease payments from sublessees;

•	our significant indebtedness;

•	compliance with our financial covenants;

•	potential downgrades of our credit ratings and the availability of financing;

•	the implementation of our growth strategy;

•	our ability to meet our cost reduction goals;

•	operational disruptions;

•	general economic conditions, as well as economic conditions in the geographic regions we serve;

•	the concentration of our revenue from a few key markets;

•	actual or threatened terrorist attacks, global instability and potential U.S. military actions or activities;

•	insurance costs;

•	changes in laws and regulations;

•	increases in government fees and taxes;

•	our inability to achieve or maintain profitability;

•	fluctuations in our quarterly results;

•	an aircraft accident or incident;

•	liability and other claims asserted against us;

•	our reliance on automated systems; and

•	our reliance on third-party vendors and partners.

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our shareholders. For a discussion of these and other risk factors, see “Item 1A: Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2006. Please consider our forward-looking statements in light of those risks as you read this report.

PART I. FINANCIAL INFORMATION

Item 1:	Condensed Financial Statements

BALANCE SHEET (unaudited)

Alaska Airlines, Inc.

ASSETS

(In Millions)	March 31, 2007	December 31, 2006
Current Assets
Cash and cash equivalents	$161.3	$230.8
Marketable securities	809.1	783.2

Total cash and marketable securities	970.4	1,014.0
Securities lending collateral	109.6	111.3
Receivables from related companies	190.7	59.1
Receivables-net	146.2	118.9
Inventories and supplies - net	20.5	18.8
Deferred income taxes	133.6	128.0
Fuel hedge contracts	48.8	39.5
Prepaid expenses and other current assets	46.7	38.0

Total Current Assets	1,666.5	1,527.6

Property and Equipment
Aircraft and other flight equipment	2,257.0	2,057.8
Other property and equipment	459.9	449.5
Deposits for future flight equipment	319.6	362.7

	3,036.5	2,870.0
Less accumulated depreciation and amortization	809.4	788.8

Total Property and Equipment - Net	2,227.1	2,081.2

Fuel Hedge Contracts	20.1	19.6

Other Assets	82.3	83.6

Total Assets	$3,996.0	$3,712.0

See accompanying notes to condensed financial statements.

BALANCE SHEET (unaudited)

Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER’S EQUITY

(In millions)	March 31, 2007	December 31, 2006
Current Liabilities
Accounts payable	$57.0	$70.2
Payable to related companies	48.4	39.2
Accrued aircraft rent	53.4	51.2
Accrued wages, vacation and payroll taxes	126.1	121.8
Other accrued liabilities	406.1	389.3
Air traffic liability	450.8	310.5
Securities lending obligation	109.6	111.3
Current portion of long-term debt	113.1	114.2

Total Current Liabilities	1,364.5	1,207.7

Long-Term Debt, Net of Current Portion	1,103.5	963.5

Other Liabilities and Credits
Deferred income taxes	86.6	95.5
Deferred revenue	331.0	328.3
Other liabilities	436.2	444.5

	853.8	868.3

Commitments and Contingencies

Shareholder’s Equity
Preferred stock, $1 par value
Authorized: 1,000 shares, none issued or outstanding	—	—
Common stock, $1 par value
Authorized: 1,000 shares
Issued: 2007 and 2006 - 500 shares	—	—
Capital in excess of par value	619.4	617.5
Accumulated other comprehensive loss	(187.9)	(191.4)
Retained earnings	242.7	246.4

	674.2	672.5

Total Liabilities and Shareholder’s Equity	$3,996.0	$3,712.0

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

Alaska Airlines, Inc.

Three Months Ended March 31

(In millions)

	2007	2006
Operating Revenues:
Passenger	$545.9	$536.8
Passenger - regional flying	57.3	4.4
Freight and mail	20.7	20.5
Other - net	35.9	28.3

Total Operating Revenues	659.8	590.0

Operating Expenses:
Wages and benefits	187.3	175.7
Variable incentive pay	7.7	6.4
Contracted services	29.4	28.0
Regional flying costs	67.4	3.9
Aircraft fuel, including hedging gains and losses	157.6	142.0
Aircraft maintenance	34.3	44.3
Aircraft rent	26.3	29.3
Food and beverage service	10.6	10.8
Selling expenses	31.6	34.8
Depreciation and amortization	35.4	32.2
Landing fees and other rentals	41.8	36.8
Other	39.8	39.0
Fleet transition costs, including impairment charge	—	131.1

Total Operating Expenses	669.2	714.3

Operating Loss	(9.4)	(124.3)

Interest income	15.9	11.8
Interest expense	(20.4)	(15.8)
Interest capitalized	6.3	4.3
Other - net	0.1	(0.7)

	1.9	(0.4)

Loss before income tax	(7.5)	(124.7)
Income tax benefit	(3.8)	(48.2)

Net Loss	$(3.7)	$(76.5)

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY (unaudited)

Alaska Airlines, Inc.

(In Millions)	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at December 31, 2006	$0.0	$617.5	$(191.4)	$246.4	$672.5

Net loss for the three months ended March 31, 2007				(3.7)	(3.7)
Other comprehensive income (loss):

Related to marketable securities:
Change in fair value			1.6
Reclassification to earnings			(0.5)
Income tax effect			(0.4)

			0.7		0.7

Adjustments related to employee benefit plans:			4.4
Income tax effect			(1.6)

			2.8		2.8

Total comprehensive loss					(0.2)

Stock-based compensation		1.9			1.9

Balances at March 31, 2007	$0.0	$619.4	$(187.9)	$242.7	$674.2

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

Alaska Airlines, Inc.

Three Months Ended March 31 (In Millions)	2007	2006
Cash flows from operating activities:
Net loss	$(3.7)	$(76.5)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Fleet transition costs, including impairment charge	—	131.1
Depreciation and amortization	35.4	32.2
Stock-based compensation	1.9	1.5
Changes in fair values of open fuel hedge contracts	(9.8)	4.7
Changes in deferred income taxes	(1.4)	(45.8)
Increase in receivables - net	(157.2)	(94.6)
Increase in prepaid expenses and other current assets	(10.8)	(6.1)
Increase in air traffic liability	140.3	104.1
Increase in other current liabilities	17.9	12.7
Decrease in deferred revenue and other-net	(15.9)	(11.5)

Net cash provided by (used in) operating activities	(3.3)	51.8

Cash flows from investing activities:
Proceeds from disposition of assets	1.9	—
Purchases of marketable securities	(474.7)	(108.3)
Sales and maturities of marketable securities	450.7	146.4
Securities lending collateral	1.7	3.3
Securities lending obligation	(1.7)	(3.3)
Property and equipment additions:
Aircraft and aircraft purchase deposits	(163.9)	(108.6)
Other flight equipment	(11.6)	(3.7)
Other property and equipment	(7.1)	(6.9)
Restricted deposits and other	(0.4)	(0.7)

Net cash used in investing activities	(205.1)	(81.8)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	163.5	105.4
Long-term debt payments	(24.6)	(9.2)

Net cash provided by financing activities	138.9	96.2

Net change in cash and cash equivalents	(69.5)	66.2
Cash and cash equivalents at beginning of year	230.8	73.3

Cash and cash equivalents at end of period	$161.3	$139.5

Supplemental disclosure of cash paid during the period for:
Interest (net of amount capitalized)	$10.7	$8.5
Income taxes	$0.8	—

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

Alaska Airlines, Inc.

Note 1. Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

The accompanying unaudited condensed financial statements of Alaska Airlines, Inc. (Alaska or the Company) should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Alaska Airlines, Inc., an Alaska corporation, is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group), a Delaware corporation. In the opinion of management, all adjustments have been made which are necessary to present fairly the Company’s financial position as of March 31, 2007, as well as the results of operations for the three months ended March 31, 2007 and 2006. The adjustments made were of a normal recurring nature.

The Company’s condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In preparing these condensed financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Significant estimates made include assumptions used to record liabilities; expenses and revenues associated with the Company’s Mileage Plan; amounts paid to lessors upon aircraft lease terminations; the fair market value of surplus or impaired aircraft, engines and parts; assumptions used in the calculations of pension expense in the Company’s defined-benefit plans; and the amounts of certain accrued liabilities. Actual results may differ from the Company’s estimates.

Reclassifications

The Company has reclassified all of the revenue and costs associated with Anchorage and Dutch Harbor contract flying provided by a third party from other revenues- net to passenger revenue- regional flying and from contracted services to regional flying costs, respectively. Certain other reclassifications have been made to conform the prior year’s data to the current format.

Securities Lending

The Company lends certain marketable securities to third parties for a time period of less than one year. During the time period in which these securities are loaned to the third parties, the Company requires cash collateral for 102% of the daily market value of the loaned securities. As of March 31, 2007, the Company had $107.3 million of securities on loan under the program. These affected securities are included as marketable securities under current assets on the balance sheet.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48),

which clarifies the accounting and disclosure for uncertainty in tax positions, as defined in that statement. The purpose of FIN 48 is to clarify certain aspects of the recognition and measurement related to accounting for income tax uncertainties. This interpretation was effective for the Company as of January 1, 2007. See Note 11 for a discussion of the impact of the adoption of this interpretation.

Note 2. Fleet Transition

Transition to All Boeing 737 Fleet

In March 2006, the Company’s Board approved a plan to accelerate the retirement of its MD-80 fleet (15 owned and 11 leased aircraft at the time) and remove those aircraft from service by the end of 2008, which is earlier than the original retirement schedule. As a result of this decision, the Company evaluated impairment as required by Statement of Financial Accounting Standards (SFAS) No.144 “Accounting for the impairment or Disposal of Long-Lived Assets,” and concluded that the carrying value of the owned MD-80 fleet was no longer recoverable when compared to the estimated remaining future cash flows. Accordingly, during the first quarter of 2006, the Company recorded an impairment charge totaling $131.1 million (pretax) to write down the fleet to its estimated fair market value.

In the third quarter of 2006, the Company also purchased five MD-80 aircraft from lessors and, in conjunction with the purchases, terminated the leases for those five aircraft. Two additional leased MD-80 aircraft were returned to the lessor upon expiration of the lease arrangements.

The Company has reached an agreement with a buyer for its 20 owned MD-80s. As of May 7, 2007, the Company had closed on sale transactions for eight of these aircraft and expects to complete the remaining sales during the second quarter. The majority of these aircraft will be leased from the buyer under short-term lease arrangements.

As of March 31, 2007, the Company leased four MD-80 aircraft, whose current expiration dates range from January 2011 to October 2012. The Company expects to cease operation of these aircraft prior to the lease expiration date through lease buy-outs, lease agreement restructuring, subleasing of the aircraft, or storing the aircraft at a long-term storage facility. At such time as one of these actions is taken on the aircraft, the Company expects to have an operating charge that will be recorded in the statements of operations. Aggregate minimum lease payments for these aircraft through the end of the leases are approximately $82 million.

Note 3. Related Company Transactions

Capacity Purchase Agreement

Alaska has entered into a Capacity Purchase Agreement (CPA) with its sister company, Horizon Air Industries, Inc. (Horizon) effective January 1, 2007, whereby Alaska purchases capacity in certain routes (“incentive markets”) from Horizon as specified by the agreement. Under the CPA, Alaska pays Horizon a contractual amount for the purchased capacity in the incentive markets, regardless of the revenue collected on those flights. The amount paid to Horizon is generally based on Horizon’s operating costs, plus a margin. Alaska establishes the scheduling, routes and pricing for the flights, and has the inventory and revenue risk in those markets. The fee paid by the Company is based on Horizon’s operating costs, plus a specified margin. Under the prior revenue-sharing agreement, the Company made a payment to Horizon equal to Horizon’s loss in those markets, if any, and a quarterly bonus that was based on Alaska’s overall operating margin. The Company paid $62.3 million to Horizon under the CPA agreement for the three months ended March 31, 2007, compared to incentive payments of $1.2 million during the three months ended March 31, 2006. Revenue recorded by Horizon under the CPA was $62.3 million for the three months ended March 31, 2007, compared to $49.6 million recorded under the prior revenue-sharing agreement for the three months ended March 31, 2006.

The Company also loans Horizon funds at varying interest rates. All amounts are payable on demand. Interest income recognized related to the Horizon loans totaled $1.8 million and $0.9 million for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, receivables from related companies include $170.3 million from Horizon, $8.3 million from Alaska Air Group Leasing (AAGL) and $12.1 million from Air Group. At March 31, 2007, payables to related companies include $1.3 million to Horizon, $0.6 million to AAGL and $46.5 million to Air Group.

Intercompany Services

The Company also provides certain services to Horizon for which the Company receives payment from Horizon based on the cost of the services, including personnel expenses related to development and maintenance of certain information and communication systems, processing Horizon’s revenue transactions, accounting and payroll services, and other administrative services. The Company also pays certain leasing and other facilities costs on Horizon’s behalf that are reimbursed monthly by Horizon. Total amounts received by the Company from Horizon were $2.7 million for the three months ended March 31, 2007 and 2006.

In the normal course of business, Alaska and Horizon provide certain ground handling services to the other company. Charges for ground services provided by the Company to Horizon totaled $1.6 million and $1.5 million during the three months ended March 31, 2007 and 2006, respectively. Charges for ground services provided by Horizon to the Company totaled $2.5 million and $2.4 million for the three months ended March 31, 2007 and 2006, respectively.

Other Intercompany arrangements

The Company files a consolidated tax return with Air Group and other Air Group subsidiaries. As a result, the Company records payables to Air Group for accrued income taxes. At March 31, 2007, the amount due to Air Group for income taxes was $32.6 million and is recorded in other accrued liabilities in the balance sheet.

Note 4. Restructuring Charges

In July 2006, Alaska reached new four-year agreements with the approximately 3,700 clerical, office and passenger service employees and the ramp service and stores agents, all represented by the International Association of Machinists. Among other items, the agreements included a severance package offered to employees in the top four wage-scale steps that includes cash payments based on years of service, one year of medical coverage after the severance date, and continued travel privileges for a period of time. The total amount of the charge was $28.6 million and was recorded as restructuring charges in the statement of operations during the third quarter of 2006.

The following table displays the activity and balance of the severance and related costs components of the Company’s restructuring accrual as of and for the three months ended March 31, 2007 and 2006. Substantially all of the accrual at December 31, 2006 and March 31, 2007 relates to the severance package described above.

Accrual for Severance and Related Costs ($ in millions)	2007	2006
Balance at December 31, 2006 and 2005, respectively	$19.9	$3.1
Cash payments	(9.6)	(1.6)

Balance at March 31	$10.3	$1.5

The Company will make the majority of the remaining cash payments in the second quarter of 2007. The accrual for severance and related costs is included in accrued wages, vacation and payroll taxes in the balance sheets.

Note 5. Fuel Hedge Contracts

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

The following table summarizes the components of aircraft fuel expense for the three months ended March 31, 2007 and 2006 (in millions):

	2007	2006
Raw fuel cost	$165.9	$166.6
Changes in value and settlements of fuel hedge contracts	(8.3)	(24.6)

Aircraft fuel expense	$157.6	$142.0

The Company realized gains of $1.5 million and $25.8 million in the three months ended March 31, 2007 and 2006, respectively, on fuel hedge contracts that settled during the period.

Outstanding fuel hedge positions as of March 31, 2007 are as follows:

Quarter	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Approximate Crude Oil Price per Barrel
Second Quarter 2007	53%	46.3	$57.31
Third Quarter 2007	49%	45.1	$56.98
Fourth Quarter 2007	41%	36.4	$59.67
First Quarter 2008	36%	30.7	$61.92
Second Quarter 2008	29%	26.2	$63.53
Third Quarter 2008	21%	20.3	$63.94
Fourth Quarter 2008	23%	19.8	$64.20
First Quarter 2009	5%	4.7	$67.68
Second Quarter 2009	5%	4.9	$67.50
Third Quarter 2009	6%	5.3	$68.25

As of March 31, 2007 and December 31, 2006, the fair values of the Company’s fuel hedge positions were $68.9 million and $59.1 million, respectively, including capitalized premiums of $36.9 million and $33.8 million, respectively, and are presented as both current and non-current assets in the balance sheet.

Note 6. Other Assets

Other assets consisted of the following (in millions):

	March 31, 2007	December 31, 2006
Restricted deposits (primarily restricted investments)	$70.9	$70.5
Deferred costs and other	11.4	13.1

	$82.3	$83.6

Note 7. Mileage Plan

Alaska’s Mileage Plan deferrals and liabilities are included under the following balance sheet captions (in millions):

	March 31, 2007	December 31, 2006
Current Liabilities:
Other accrued liabilities	$212.9	$196.6
Other Liabilities and Credits (non-current):
Deferred revenue	331.0	328.3
Other liabilities	20.4	20.7

	$564.3	$545.6

Alaska’s Mileage Plan revenue is included under the following statement of operations captions for the three months ended March 31, 2007 and 2006 (in millions):

	2007	2006
Passenger revenues	$28.3	$25.7
Other-net revenues	27.9	20.5

	$56.2	$46.2

Note 8. Long-term Debt

At March 31, 2007 and December 31, 2006, long-term debt obligations were as follows (in millions):

	March 31, 2007	December 31, 2006
Fixed-rate notes payable due through 2022	$750.2	$664.5
Variable-rate notes payable due through 2022	437.1	374.0
Pre-delivery payment facility expiring in 2009	29.3	39.2

Long-term debt	1,216.6	1,077.7
Less current portion	(113.1)	(114.2)

	$1,103.5	$963.5

During the first three months of 2007, Alaska borrowed $163.5 million using fixed-rate and variable-rate debt secured by flight equipment and made payments of $24.6 million, including $9.9 million on its pre-delivery payment facility.

Note 9. Employee Benefit Plans

Pension Plans-Qualified Defined Benefit

Net pension expense for the three months ended March 31 included the following components (in millions):

	March 31, 2007	March 31, 2006
Service cost	$13.3	$12.3
Interest cost	15.0	12.7
Expected return on assets	(16.3)	(12.5)
Amortization of prior service cost	1.0	1.2
Actuarial loss	3.0	3.9

Net pension expense	$16.0	$17.6

The Company contributed $17.5 million to its qualified defined-benefit plans during the three months ended March 31, 2007, and expects to contribute an additional $35 million to these plans during the remainder of 2007. The Company made $16.8 million in contributions to its defined benefit-pension plans during the three months ended March 31, 2006.

Pension Plans-Nonqualified Defined Benefit

Net pension expense for the unfunded, noncontributory defined benefit plans was $0.9 million and $1.0 million for the three months ended March 31, 2007 and 2006 respectively.

Postretirement Medical Benefits

Net periodic benefit cost for the postretirement medical plans for the three months ended March 31, 2007 and 2006 included the following components:

	March 31, 2007	March 31, 2006
Service cost	$1.2	$1.3
Interest cost	1.4	1.0
Amortization of prior service cost	(0.1)	(0.2)
Actuarial loss	0.4	0.4

Net periodic benefit cost	$2.9	$2.5

Note 10. Stock-Based Compensation Plans

Stock-based compensation recorded by the Company relates to stock awards granted to Company employees by Air Group. As the Company does not have common stock that is traded on an exchange and all equity-based awards are related to Air Group common stock, the disclosures below have been limited.

The Company accounts for stock-based awards using Statement of Financial Accounting Standards SFAS No. 123R, “Share-Based Payment: An Amendment of SFAS Nos. 123 and 95.” This standard requires companies to recognize as expense the fair value of stock options and other equity-based compensation issued to employees as of the grant date. The standard applies to both stock options and restricted stock units that Air Group grants to the Company’s employees and to the Air Group’s Employee Stock Purchase Plan (ESPP), which features a look-back provision and allows employees to purchase stock at a 15% discount. All stock-based compensation expense is recorded in wages and benefits in the statements of operations.

Stock Options

For stock options granted prior to January 1, 2006 (the date of adoption of SFAS 123R), for which the vesting period is not complete, the “modified prospective method” for transition permitted by SFAS 123R was used. Under this method, the Company accounts for the unvested portion of these awards on a prospective basis, with expense recognized in the statements of operations beginning January 1, 2006 using the grant-date fair values previously calculated for pro forma disclosures. The Company selected this method due to the relatively limited use of stock-based awards and the immaterial impact on the comparability between periods. The Company also elected to use the method available under FASB Staff Position FSP No. 123(R)-3, “Transition

Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” which provides an alternative method for calculating historical excess tax benefits (the APIC pool) from the method described in FAS 123(R) for stock-based compensation awards.

A portion of Air Group’s granted options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Stock option grants of non-qualified options result in the creation of a deferred tax asset, which is a temporary difference, until the time the option is exercised. Due to the treatment of incentive stock options for tax purposes, the Company’s effective tax rate is subject to variability.

Air Group has stock option awards outstanding under a number of long-term incentive equity plans, one of which continues to provide for the grant of stock options to purchase the Air Group’s common stock at market prices on the date of grant to directors, officers and employees of the Company. Under all plans, the stock options granted have terms of up to ten years. The options are typically granted with graded vesting provisions, and compensation cost is amortized over the service period using the straight-line method. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the Company to make several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the term nearest the expected term of the option at the time of grant. The dividend yield is zero, as Air Group currently does not pay dividends. The expected volatility of the common stock is based on the historical volatility over a period commensurate with the expected term of the awards. The expected life of the options and the expected forfeiture rates are based on our historical experience for various homogenous employee groups.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the three months ended March 31, 2007 and 2006:

	2007	2006
Expected volatility	43.4%	41.6%
Expected term	6 years	6 years
Risk-free interest rate	4.7%	4.5%
Weighted-average fair value of options granted	$20.97	$14.17

The Company recorded stock-based compensation expense related to stock options of $0.7 million for the three months ended March 31, 2007 and 2006, with corresponding tax benefits of $0.3 million. The total intrinsic value of options exercised during the three months ended March 31, 2007 was $0.8 million.

Restricted Stock Awards

During the three months ended March 31, 2007, Air Group awarded 52,210 restricted stock units (RSUs) to certain Alaska employees, with grant date fair values of $2.2 million. These amounts reflect the value of the total RSU awards at the grant date based on the closing price of Air Group’s common stock. Compensation cost for RSUs is recognized over three years from the date of grant as the awards “cliff vest” after three years. The Company recorded stock-based compensation expense related to RSUs of $1.0 million ($0.6 million after tax) and $0.7 million ($0.4 million after tax) for the three months ended March 31, 2007 and 2006, respectively. These amounts are included in wages and benefits in the condensed statements of operations

As of March 31, 2007, $8.1 million of compensation cost associated with unvested restricted stock awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 0.9 years.

Performance Stock Awards

During the first quarter of 2007, Air Group awarded Performance Share Unit awards (PSUs) to certain executives of the Company. These awards are similar to restricted stock units (RSUs), but vesting is based on a performance condition tied to Alaska Air Group achieving a specified pretax margin over a three-year period. The PSU Plan allows a portion of the PSUs to vest even if the specified pretax margin falls below the target, and additional shares to be granted if the margin target is exceeded, subject to a maximum. The Company intends to regularly review its assumptions about meeting the performance goal and expected vesting, and to adjust the related compensation expense accordingly. The Company recorded compensation expense related to PSUs of $0.1 million during the first quarter of 2007.

Employee Stock Purchase Plan

Compensation expense recognized under the ESPP plan was $0.1 million for the three months ended March 31, 2007 and 2006.

Note 11. Income Taxes

The Company files a consolidated tax return with Air Group and other Air Group subsidiaries.

Each member of the consolidated group calculates the tax provision and related balance sheet amounts on a separate entity basis.

In July 2006, the FASB issued FIN 48. The purpose of FIN 48 is to clarify certain aspects of the recognition and measurement related to accounting for income tax uncertainties. Under FIN 48, the impact of an uncertain income tax position must be recognized at the largest amount that is more likely than not of being sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The Company was subject to the provisions of FIN 48 as of January 1, 2007. Upon adoption, no cumulative effect of accounting change was necessary or recorded in the condensed financial statements. The total amount of unrecognized tax benefits as of the date of adoption was $16.5 million. This number includes a $15.1 million increase in the liability and a corresponding increase in deferred tax assets for unrecognized tax benefits as a result of the implementation of FIN 48 and $1.5 million of tax benefits that, if recognized, would impact the effective tax rate.

Accrued interest on tax positions is recorded as a component of interest expense. Total accrued interest on tax positions included in the FIN 48 liability was zero at January 1, 2007 and $0.2 million at March 31, 2007. No penalties were accrued at January 1, 2007 or at March 31, 2007.

The periods subject to examination for Air Group’s federal income tax return are the 2003 through 2006 tax years. The periods subject to examination for Air Group’s major state income tax returns other than California are also the years 2003 through 2006. In California, the income tax years 2002 through 2006 remain open to examination.

The Company anticipates that total unrecognized tax benefits will decrease by $3.0 million due to the expiration of the statute of limitations for certain tax years prior to December 31, 2007.

The Company does not believe that it is reasonably possible that the total unrecognized tax benefit would significantly increase or decrease in the next 12 months. The FIN 48 liability for its unrecognized tax benefit is classified in other long-term liabilities on the balance sheet.

During the first quarter of 2007, the Company received a favorable decision in a matter with the State of California. As a result of the decision, the company reduced its FIN 48 liability by $0.7 million, recorded a previously unrecognized tax benefit of $1.0 million, and accrued interest income of $1.5 million.

Note 12. Contingencies

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with the Company alleging that Alaska violated the CBA by, among other things, subcontracting the Ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007. A second round of hearings was completed in April with a third round scheduled for late June. The arbitrator will most likely issue a decision in the fall of 2007.

Despite more than a year of negotiations to reach a mutual agreement, in December 2006, the Company was notified by the City of Los Angeles that terminal charges related to its operations at Los Angeles International Airport (LAX) would be unilaterally increased dramatically for 2007 and beyond. Additionally, maintenance and operations fees were increased retroactively to January 2006. These increases were made applicable for all airlines operating in Terminals 1 and 3 at LAX, but were not imposed on airlines operating in Terminals 2 and 4 through 8, because of their long-term leases currently in effect. LAX is attempting to impose the maintenance and operations fees on all carriers but this action has been challenged in federal court. The Company, along with other airlines in Terminals 1 and 3 has filed a complaint with the Department of Transportation alleging that the amount and duration of the disparities in terminal charges among the carriers at LAX are unreasonable and unjustly discriminatory as they apply to the carriers at Terminals 1 and 3. These charges violate DOT and FAA policies and regulations, as well as other federal statutes. In April, a DOT Administrative Law Judge held a hearing on the complaint and is expected to issue an opinion in mid-May. The Secretary of Transportation is then expected to issue a final decision in mid-June. An adverse decision could be appealed to a Federal Circuit Court of Appeals.

The Company is a party to routine litigation matters incidental to its business and with respect to which no material liability is expected. Management believes the ultimate disposition of these matters is not likely to materially affect the Company’s financial position or results of operations. This forward-looking statement is based on management’s current understanding of the relevant law and facts, and it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

Alaska Airlines Financial and Statistical Data (unaudited)

	Three Months Ended March 31
Financial Data (in millions):	2007		2006	% Change
Operating Revenues:
Passenger	$545.9		$536.8	1.7
Passenger - regional flying	57.3		4.4	NM
Freight and mail	20.7		20.5	1.0
Other - net	35.9		28.3	26.9

Total Operating Revenues	659.8		590.0	11.8

Operating Expenses:
Wages and benefits	187.3		175.7	6.6
Variable incentive pay	7.7		6.4	20.3
Contracted services	29.4		28.0	5.0
Regional flying costs	67.4		3.9	NM
Aircraft fuel, including hedging gains and losses	157.6		142.0	11.0
Aircraft maintenance	34.3		44.3	(22.6)
Aircraft rent	26.3		29.3	(10.2)
Food and beverage service	10.6		10.8	(1.9)
Selling expenses	31.6		34.8	(9.2)
Depreciation and amortization	35.4		32.2	9.9
Landing fees and other rentals	41.8		36.8	13.6
Other	39.8		39.0	2.1
Fleet transition costs, including impairment charge	—		131.1	NM

Total Operating Expenses	669.2		714.3	(6.3)

Operating Loss	(9.4)		(124.3)	NM

Interest income	15.9		11.8
Interest expense	(20.4)		(15.8)
Interest capitalized	6.3		4.3
Other – net	0.1		(0.7)

	1.9		(0.4)

Loss Before Income Tax	$(7.5)		$(124.7)	NM

Mainline Operating Statistics:
Revenue passengers (000)	3,862		3,905	(1.1)
RPMs (000,000) “traffic”	4,066		4,080	(0.3)
ASMs (000,000) “capacity”	5,694		5,539	2.8
Passenger load factor	71.4%		73.7%	(2.3	)pts
Yield per passenger mile	13.43	¢	13.16 ¢	2.0
Operating revenue per ASM (RASM)	10.58	¢	10.57 ¢	0.1
Passenger revenue per ASM	9.59	¢	9.69 ¢	(1.1)
Operating expenses per ASM (a)	10.57	¢	12.83 ¢	(17.6)
Operating expense per ASM excluding fuel and fleet transition costs (a)	7.80	¢	7.90 ¢	(1.3)
GAAP fuel cost per gallon (a)	$1.87		$1.68	11.4
Economic fuel cost per gallon (a)	$1.95		$1.67	16.8
Fuel gallons (000,000)	84.2		84.5	(0.4)
Average number of full-time equivalent employees	9,542		8,988	6.2
Aircraft utilization (blk hrs/day)	10.8		11.0	(1.8)
Average aircraft stage length (miles)	917		921	(0.4)
Operating fleet at period-end	114		113	1 a/c

Regional Operating Statistics:
Revenue passengers (000)	578		13	NM
RPMs (000,000)	220		11	NM
ASMs (000,000)	316		18	NM

NM = Not Meaningful

(a)	See Note A on page 21.

Note A:

Pursuant to Item 10 of Regulation S-K, we are providing disclosure of the reconciliation of reported non-GAAP financial measures to their most directly comparable financial measures reported on a GAAP basis. The non-GAAP financial measures provide management the ability to measure and monitor performance both with and without the cost of aircraft fuel (including the gains and losses associated with our fuel hedging program where appropriate) and fleet transition costs. Because the cost and availability of aircraft fuel are subject to many economic and political factors beyond our control and we record changes in the fair value of our hedge portfolio in our income statement, it is our view that the measurement and monitoring of performance without fuel is important. In addition, we believe the disclosure of financial performance without fleet transition costs is useful to investors. Finally, these non-GAAP financial measures are also more comparable to financial measures reported to the Department of Transportation by other major network airlines.

The following tables reconcile our non-GAAP financial measures to the most directly comparable GAAP financial measures for Alaska Airlines, Inc.:

Alaska Airlines, Inc.: ($ in millions)

	Three Months Ended March 31,
Mainline unit cost reconciliations:	2007	2006
Operating expenses	$669.2	$714.3
Less: regional flying costs	(67.4)	(3.9)

Mainline operating expenses	$601.8	$710.4
Mainline ASMs (000,000)	5,694	5,539

Mainline operating expenses per ASM	10.57 ¢	12.83 ¢

Operating expenses	$669.2	$714.3
Less: regional flying costs	(67.4)	(3.9)
Less: aircraft fuel	(157.6)	(142.0)
Less: fleet transition costs	—	(131.1)

Mainline operating expenses excluding fuel and fleet transition costs	$444.2	$437.3
Mainline ASMs (000,000)	5,694	5,539

Mainline operating expenses per ASM excluding fuel and fleet transition costs	7.80 ¢	7.90 ¢

Reconciliation to GAAP income (loss) before taxes:
Income (loss) before taxes, excluding mark-to-market hedging gains (losses) and fleet transition costs	$(14.3)	$7.6
Mark-to-market hedging gains (losses) included in aircraft fuel	6.8	(1.2)
Less: fleet transition costs	—	(131.1)

GAAP loss before taxes as reported	$(7.5)	$(124.7)

Aircraft fuel reconciliations:

	Three Months Ended March 31,
	2007		2006
		Cost/Gal		Cost/Gal
Raw or “into-plane” fuel cost	$165.9	$1.97	$166.6	$1.98
Less: gains on settled hedges	(1.5)	(0.02)	(25.8)	(0.31)

Economic fuel expense	$164.4	$1.95	$140.8	$1.67

Adjustments to reflect timing of gain or loss recognition resulting from mark-to-market accounting on fuel hedges	(6.8)	(0.08)	1.2	0.01

GAAP fuel expense	$157.6	$1.87	$142.0	$1.68

Fuel gallons (000,000)	84.2		84.5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our operations and our present business environment. The MD&A is provided as a supplement to – and should be read in conjunction with – our financial statements and the accompanying notes. All statements in the following discussion that are not reports of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in the Company’s filings with the Securities and Exchange Commission. This overview summarizes the MD&A, which includes the following sections:

•	First Quarter in Review – highlights from the first quarter of 2007 outlining some of the major events that happened during the period and how they affected our financial performance.

•

Results of Operations – an in-depth analysis of the results of our operations for the three months ended March 31, 2007. We believe this analysis will help the reader better understand our statements of operations. This section also includes forward-looking statements regarding our view of the remainder of 2007.

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

FIRST QUARTER IN REVIEW

We recorded a pretax loss of $7.5 million for the first quarter of 2007 compared to a $124.7 million pretax loss in the first quarter of 2006. The 2006 pretax loss included a $131.1 million impairment charge associated with the decision to retire our MD-80 fleet by the end of 2008. The first quarter of 2007 was characterized by a weakening revenue environment, and growing competition in our markets. For example, Delta has increased its capacity from Los Angeles International Airport (LAX) to many Mexico destinations that we serve, and competitors have added service out of Seattle and Portland to other destinations. This quarter’s results were also negatively impacted by significantly higher year-over-year economic fuel prices that resulted from a substantial reduction in the benefit of our fuel hedge contracts. Other significant developments are described below.

Labor Costs and Negotiations

We are now in the process of negotiating new contracts with our pilots. The existing contract became amendable May 1, 2007. We are committed to reaching a negotiated contract that recognizes the important contributions that our pilots make to our airline while not harming the Company’s competitive position. Factoring in pay rates, productivity measures, pension, and post-retirement medical benefits, we believe our pilot unit costs are among the highest in the industry for the size of aircraft operated.

We do not know what the final outcome of these negotiations will be or when agreements will be reached. However, uncertainty around open contracts could be a distraction to some employees, reduce employee engagement in our business, and prevent us from achieving the operational goals (such as on-time and completion rate targets) that we have set.

Capacity Purchase Agreement

We have entered into a Capacity Purchase Agreement (CPA) with our sister company, Horizon Air Industries, Inc. (Horizon) effective January 1, 2007, whereby we purchase capacity in certain routes (“incentive markets”) from Horizon as specified by the agreement. This agreement has resulted in a new presentation in our statement of operations. The actual passenger revenue from the incentive markets is identified as “Passenger Revenue - Regional flying” and the associated costs are identified as “Regional flying costs.”

The Company also has a similar arrangement in place with a third-party carrier for flying between Anchorage and Dutch Harbor, Alaska. Historically, the revenue from this arrangement was presented in “Other revenue – net” and the associated costs have been in “Contracted services” in our statement of operations. Now, all of these revenues and costs are presented with the Horizon incentive-market flying revenues and costs and the prior period has been reclassified to conform to the current presentation.

The planning departments at Alaska and Horizon have in the past worked together to strategically deploy certain Horizon aircraft in a way that maximizes returns to Air Group, overall by increasing “flow” revenue through connections with Alaska, or allows the Company to deploy its larger jets to other missions. Prior to 2007, there was a revenue sharing arrangement in place whereby the Company made a payment to Horizon if certain “incentive markets” created losses for Horizon. Alternatively, Horizon made a payment to the Company if those markets were profitable.

Alaska and Horizon entered into the CPA in order to improve the transparency of both the revenues and the costs of flying in the incentive markets. Under the CPA, the Company pays Horizon a contractual amount for the purchased capacity in the incentive markets, regardless of the revenue collected on those flights. The amount paid to Horizon is generally based on Horizon’s operating costs, plus a margin. The Company establishes the scheduling, routes and pricing for the flights, and has the inventory and revenue risk in those markets. Accordingly, the Company records the related passenger revenue. The Company records payments to Horizon in “Regional flying costs.”

Aircraft Fuel Expense

During the past two years, Alaska has realized significant benefits from in-the-money fuel hedge contracts. However, our fuel hedge protection has declined substantially as the “strike prices” of our hedges are now closer to current oil prices compared to those in place during 2006 and 2005. During the first quarter of 2007, our economic fuel costs increased substantially because the hedge benefit was $1.5 million, compared to $25.8 million in the first quarter of 2006. Please refer to page 28 for more information about fuel costs, including a description of economic fuel costs.

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

Fleet Transition

Our fleet transition continues to progress as planned. We recently reached an agreement with a buyer for our 20 owned MD-80s and as of May 7, 2007, have closed on sale transactions for eight of these aircraft and expect to complete the remaining sales during the second quarter. The majority of these aircraft will be leased from the buyer under short-term lease arrangements which will allow us to maintain our current MD-80 retirement schedule through December 2008. As a result of a sale of the aircraft, our aircraft rent expense will increase. At this time, we do not expect any loss on disposal of our 20 owned MD-80s. We also reached a milestone in our fleet transition, having as many new B737-800s in the fleet as MD-80s at March 31, 2007.

We currently have four MD-80 aircraft under long-term lease arrangements that we plan to cease operating before the end of the lease term. We anticipate that once these aircraft have been removed from operation, we will dispose of these aircraft through lease buy-out, a sublease arrangement, or store them at a long-term storage facility. It is likely that we will record an operating charge in our statement of operations if this occurs. Aggregate minimum lease payments for these aircraft through the end of the leases are approximately $82 million.

During the quarter, we also retired the last of our B737-200 combi aircraft. We took delivery of our first two modified B737-400 combi aircraft during the period, expect two more during the second quarter, and recently announced our intent to convert a fifth B737-400 into the fixed combi configuration by December 2007.

Line of Credit Modification

In April 2007, we announced the Second Amendment of the March 25, 2005, $160 million variable rate credit facility with a syndicate of financial institutions. The terms of the agreement provide that any borrowings will be secured by either aircraft or cash collateral. The Second Amendment: (i) increases the size of the facility to $185 million; (ii) improves the collateral advance rates for certain aircraft; (iii) extends the agreement by two years with a maturity date of March 31, 2010; and (iv) reprices the credit facility to reflect current market rates. The Company has no immediate plans to borrow using this credit facility.

Outlook

For 2007, we expect a capacity increase of approximately 4% to 5% as measured by available seat miles. The expected capacity increase is due primarily to the introduction of 14 new B737-800 aircraft in 2007 and the annualization of capacity additions that resulted from 12 B737-800 aircraft delivered in 2006, offset by the retirement of eight MD-80 aircraft and scheduled retirement of other aircraft. On a net basis, we expect that the Company’s fleet size will increase by only two aircraft, although the 737-800 aircraft are larger than the MD-80s, allowing for the capacity growth mentioned above. The aircraft delivered in 2007 are expected to replace outgoing aircraft, increase frequency in our existing markets and, to a lesser degree, serve new markets.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006

Our net loss for the first quarter of 2007 was $3.7 million, compared to a net loss in 2006 of $76.5 million. Our 2006 net loss includes a charge of $131.1 million ($81.9 million after tax) associated with our plan to transition out of the MD-80 fleet by the end of 2008 (See Note 2 to the condensed financial statements.)

Excluding the MD-80 fleet transition charge, and with fuel stated on an economic basis, our pretax loss for the quarter was $14.3 million, compared to a pretax income of $7.6 million in 2006. We believe presentation of this non-GAAP financial measure provides useful information to investors and other readers because:

•	it is useful to monitor performance without these items as it improves our ability to compare our results to other airlines;

•

this financial measure is used in some of the calculations for our various incentive plans, thus allowing investors to better understand the changes in variable incentive pay expense in our statements of operations;

•	this financial measure is most often used in internal management and Board reporting and decision-making; and

•	we believe it is the basis by which we are evaluated by industry analysts.

Financial and statistical data comparison for the Company is shown on page 20. On page 21, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measures.

Total Operating Revenues

Total operating revenues increased $69.8 million, or 11.8%, during the first quarter of 2007 as compared to the same period in 2006. The changes are summarized in the following table:

	March 31, 2007	March 31, 2006	% Change
Passenger Revenue - Mainline	$545.9	$536.8	1.7
Freight and mail	20.7	20.5	1.0
Other - net	35.9	28.3	26.9

Total Mainline Revenues	602.5	585.6	2.9

Passenger Revenue - Regional flying	57.3	4.4	NM

Total Operating Revenues	$659.8	$590.0	11.8

Passenger Revenue - Mainline

Mainline passenger revenue increased 1.7% on a 2.8% increase in available seat miles offset by a 1.1% decline in passenger unit revenues. The change in passenger unit revenues was positively impacted by a 2% increase in yields. However, that yield increase was not enough to offset the 2.3 point decline in load factor, from 73.7% to 71.4%. Our load factor declines were the largest in our Mexico markets (where we have seen significant new competitive capacity), Canada and intra- Alaska. We also believe the load factor declines are partly the result of the replacement of older aircraft with larger B737-800 and modified B737-400 combi aircraft that have more seats, without a commensurate increase in the number of passengers. Our load factor in April was 76.9% compared to 78.6% in the prior year. Our advance bookings currently suggest that load factors will be flat in May and June compared to the prior year.

Other-net revenues increased $7.6 million, or 26.9%, due to increased Mileage Plan revenues that resulted from higher award redemptions on partner airlines and higher commission revenue associated with a significant increase in the sale of mileage credits to our bank partner. When we sell mileage credits, we defer the majority of the proceeds and recognize that revenue when award travel takes place. Commission revenue represents the difference between the proceeds from the sale of miles and the amount we defer.

Passenger Revenue – Regional Flying

Passenger Revenue - Regional flying increased by $52.9 million to $57.3 million for the first quarter of 2007 because of the new Capacity Purchase Agreement (CPA) with Horizon. During the first quarter, regional flying expenses exceeded regional passenger revenues by $10.1 million. However, revenues in the incentive markets covered by the CPA are highly seasonal in nature and, accordingly, we expect that Passenger Revenue –Regional flying will be less than Regional flying costs in the second and fourth quarters, but exceed expenses in the third quarter, resulting in a full year loss from regional flying in excess of the first quarter loss, but not a multiple of the first quarter loss. However, the reported results of regional flying do not reflect the total contribution of these flights to our mainline operation as many of the flights feed traffic from smaller cities.

Total Operating Expenses

For the quarter, total operating expenses decreased $45.1 million compared to the same period in 2006 due to a decline in mainline operating costs offset by new regional flying costs recorded under the new CPA with Horizon. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

Operating Expenses (in millions)	March 31, 2007	March 31, 2006	% Change
Mainline	$601.8	$710.4	(15.3)
Regional flying	67.4	3.9	NM

Total Operating Expenses	$669.2	$714.3	(6.3)

Mainline Operating Expenses

Total mainline operating costs decreased $108.6 million or 15.3% from $710.4 million to $601.8 million. The decrease was primarily due to the $131.1 million fleet transition-related impairment charge recorded in the first quarter of 2006, offset by increases in other operating costs, which are more fully described below.

Wages and Benefits

Wages and benefits increased by $11.6 million, or 6.6%, during the first quarter of 2007 compared to the same period in 2006. The increase is primarily due to a 6.2% increase in full-time equivalent employees. These employees were added as part of our initiative to improve our on-time performance and other operational goals.

Variable Incentive Pay

Variable incentive pay increased by 20.3% from $6.4 million to $7.7 million. The increase reflects higher payouts under our Operational Rewards Program, which is designed to promote teamwork, initiative and a customer service mindset by rewarding all employees if monthly operational goals are met. There was no material change in the year-over-year accruals for our annual incentive plans that are based on full year financials and selected operational results. These incentive programs reflect our philosophy of paying market wages to our employees coupled with financial rewards if our goals are met.

Aircraft Fuel

We do not use “hedge accounting” for our portfolio of fuel hedge contracts. As a result, our aircraft fuel expense can be volatile as we mark our hedge portfolio to market each period. We use three measures to evaluate fuel expense as more fully described below:

•

Raw fuel expense – defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes. Raw fuel prices are impacted by world oil prices and refining costs, which can vary by region in the U.S. Raw fuel expense approximates cash paid to suppliers.

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

•

GAAP fuel expense – defined as raw fuel expense plus the effect of mark-to-market adjustments on settled and unsettled fuel hedges that we include in our income statement as the value of our fuel-hedging portfolio increases and decreases. By definition, our GAAP fuel expense is very volatile, even between quarters, because it includes these mark-to-market adjustments. A key difference between GAAP fuel expense and economic fuel expense is the timing of gain or loss recognition. When we refer to economic fuel expense, we only include gains when they are realized through a cash receipt from our hedge contract counterparties. Under GAAP fuel expense, those gains are recognized when the underlying instrument increases in value, which in the past has occurred in an earlier reporting period.

See page 21 for a reconciliation between GAAP fuel expense as reported in our statement of operations and economic fuel expense in total and on a per-gallon basis.

Aircraft fuel increased $15.6 million, or 11%, on flat consumption and roughly the same raw fuel price per gallon, offset by gains associated with changes in the value of our hedge portfolio. The total cash benefit from hedges that settled during the period declined significantly, from $25.8 million in the first quarter of 2006 to $1.5 million in the first quarter of 2007. As a result, our economic fuel costs increased from $140.8 million in the first quarter of 2006 to $164.4 million in the first quarter of 2007. Our economic fuel cost per gallon increased 16.8% over the first quarter of 2006 from $1.67 to $1.95. Based on current jet fuel prices, we expect our economic cost per gallon to be even higher during the second quarter of 2007.

Aircraft Maintenance

Aircraft maintenance decreased by $10 million, or 22.6%, compared to the prior-year quarter resulting largely from the benefits of our fleet transition plan as we replace our aging MD-80s and B737-200C aircraft with newer B737-800 and converted B737-400 aircraft, respectively. Our current expectation is that aircraft maintenance costs will be approximately flat for the balance of 2007 compared to 2006.

Selling Expenses

Selling expenses declined by $3.2 million, or 9.2%, compared to the first quarter of 2006 as a result of lower ticket distribution costs and credit card fees that resulted from new contracts with those vendors that were put into place in the last quarter of 2006. The 2006 amount also included $1.2 million paid to Horizon under the revenue-sharing arrangement in incentive markets that existed in 2006, compared to zero this year because of the new CPA. These declines were partially offset by higher advertising costs.

Depreciation and Amortization and Aircraft Rent

Depreciation and amortization increased $3.2 million, or 9.9%, compared to the first quarter of 2006. This is primarily the result of ten new B737-800 aircraft delivered in 2006, six additional new B737-800 aircraft delivered in the first quarter of 2007, and depreciation on the five MD-80 aircraft acquired from lessors in the third quarter of 2006. These transactions also caused the year-over-year decline in aircraft rent.

Landing Fees and Other Rentals

Landing fees and other rentals increased by $5.0 million, or 13.6%, compared to the first quarter of 2006. This is primarily the result of the large rate increase at Los Angeles International Airport (LAX) that was imposed on certain carriers late in 2006. We, along with other affected carriers, are disputing the rate increase at LAX (see further discussion under “Legal Proceedings”). The year-over-year comparison was also impacted by a $1.5 million credit from the Port of Seattle related to the final true-up of 2005 rates recorded in the 2006 period.

Mainline Unit Costs per Available Seat Mile

Operating costs per ASM (“CASM”) is an important metric in the industry and we use it to gauge the effectiveness of our cost-reduction efforts. Our effort to reduce unit cost focuses not only on controlling the actual dollars we spend, but also on increasing our capacity without adding a commensurate amount of cost. As was the case in 2006, our goal for the next two years is to grow capacity primarily through larger-gauge aircraft with the introduction of the new, larger 737-800s replacing our MD-80 aircraft.

Total mainline operating costs per available seat mile decreased from 12.83 cents per ASM to 10.57 cents per ASM in the first quarter of 2007. Total operating costs per ASM excluding fuel and the fleet transition impairment charge recorded in the first quarter of 2006, decreased 1.3%, from 7.9 cents per ASM to 7.8 cents per ASM on a 2.8% increase in ASM capacity. We currently forecast our costs per ASM excluding fuel and fleet transition costs for the second quarter and full year to be 7.5 cents and 7.5 to 7.6 cents, respectively. Please refer to page 21 for a reconciliation between these non-GAAP measures and the most directly comparable GAAP financial measures.

Regional Operating Expense

Regional flying costs increased $63.5 million, from $3.9 million in the first quarter of 2006 to $67.4 million in the first quarter of 2007. Of the total, $62.3 million was paid to Horizon under the new CPA. The balance includes amounts paid to a third party for the Dutch Harbor flying (which approximated the amount paid in 2006) and certain administrative and information technology costs borne by Alaska allocated to the regional flying costs.

Nonoperating Income (Expense)

Net nonoperating income was $1.9 million in the first quarter of 2007 compared to net non-operating expense of $0.4 million for the same period of 2006. Interest income increased $4.1 million compared to the first quarter of 2006 as a result of higher average portfolio returns and $1.5 million of interest income associated with the favorable resolution of a state income tax matter.

Interest expense increased $4.6 million primarily resulting from interest rate increases on our variable-rate debt, and new debt arrangements in 2006 and the first quarter of 2007. Capitalized interest increased $2.0 million from $4.3 million in the first quarter of 2006 to $6.3 million in the first quarter of 2007. This increase is due to the significant increase in pre-delivery deposits made in connection with aircraft orders. We expect that nonoperating expense will increase in 2007 as we continue to finance new aircraft deliveries, resulting in a higher average debt balance.

Income Tax Expense (Benefit)

We file a consolidated tax return with Air Group and other Air Group subsidiaries. Each member of the consolidated group calculates its tax provision and tax liability, if applicable, on a separate-entity basis. Accounting standards require us to provide for income taxes each quarter based on either our estimate of the effective tax rate for the full year or the actual year-to-date effective tax rate if it is our best estimate of our annual expectation. For the first quarter, we used the actual year-to date effective tax rate, as we believe it to be our best estimate of the full-year rate at this time. Our effective income tax benefit rate on the pre-tax loss for the first quarter of 2007 was 50.7%. In arriving at this rate, we considered a variety of factors, including year-to-date pre-tax results, the U.S. federal rate of 35%, estimated year-to-date nondeductible expenses and estimated state income taxes. The effective rate for the quarter was positively impacted by a $1.7 million credit that resulted from the favorable impact of the state income tax matter referred in Note 11. Excluding this benefit, our effective benefit rate would have been approximately 28%.

We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is highly dependent on the level of pre-tax income or loss and the magnitude of any nondeductible expenses in relation to that pre-tax amount.

Critical Accounting Estimates

For information on our critical accounting estimates, see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the major indicators of financial condition and liquidity.

	March 31, 2007	December 31, 2006	Change
	(In millions, except per share and debt-to-capital amounts)
Cash and marketable securities	$970.4	$1,014.0	$(43.6)
Working capital	302.0	319.9	(17.9)
Long-term debt, net of current portion	1,103.5	963.5	140.0
Shareholder’s equity	674.2	672.5	1.7
Long-term debt-to-capital	62%: 38%	59%:41%	NA
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	73%: 27%	72%:28%	NA

During the three months ended March 31, 2007, our cash and marketable securities decreased $43.6 million to $970.4 million.

Our debt-to-capital ratio rose modestly from December 31, 2006 due primarily to the net loss for the quarter, coupled with an increase in our outstanding debt resulting from new aircraft-secured debt arrangements in the first quarter of 2007.

Cash Provided by Operating Activities

During the first quarter of 2007, net cash used by operating activities was $3.3 million, a decline of $55.1 million from the $51.8 million generated in the first quarter of 2006. The decline in operating cash flow was primarily due to the lower cash benefit of fuel hedges settled during the period and a modest increase in other operating costs, offset by the small increase in revenues, coupled with a significant increase in the receivable from Horizon.

Cash Used in Investing Activities

Cash used in investing activities was $205.1 million during the first quarter of 2007, compared to cash used in investing activities of $81.8 million during the same period of 2006. During the first quarter of 2007, we had net purchases of marketable securities of $24 million compared to net sales of marketable securities of $38.1 million in the first quarter of 2006. Cash used for property and equipment additions, net of proceeds from asset dispositions, was $180.7 million, substantially all of which related to new aircraft or additional pre-delivery payments for future aircraft. We expect capital expenditures to be approximately $525 million during all of 2007.

Cash Provided by Financing Activities

Net cash provided by financing activities was $138.9 million during the first quarter of 2007 compared to $96.2 million during the same period of 2006. We obtained debt financing for five new B737-800 aircraft. Offsetting this increase were normal long-term debt payments of $24.6 million.

We plan to meet our significant capital and operating commitments through internally generated funds from operations and cash and marketable securities on hand at March 31, 2007, along with additional debt financing and proceeds from our pre-delivery payment facility. We have financing already in place for 13 of the 24 B737-800s that will be delivered throughout the balance of 2007 through 2009.

Pre-delivery Payment Facility

Our $172 million variable-rate revolving loan facility is available to provide a portion of the pre-delivery funding requirements of our purchase of new Boeing 737-800 aircraft under the current aircraft purchase agreement. The facility expires on August 31, 2009. The interest rate is based on one-month LIBOR plus a specified margin. Any borrowings will be secured by Alaska’s rights under the Boeing purchase agreement. The principal amounts outstanding on the facility relate to specified aircraft and will be repaid at the time that we take delivery of the aircraft, if not sooner. As of March 31, 2007, $29.3 million was outstanding. No amounts were borrowed during the first quarter of 2007, although we may use the facility in the future to fund additional pre-delivery payments.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Aircraft Purchase Commitments

At March 31, 2007, we had firm orders for 33 aircraft requiring aggregate payments of approximately $896 million, as set forth below. In addition, we have options to acquire 49 additional B737-800s and purchase rights for two more. We expect to finance the firm orders and, to the extent exercised, the option aircraft through operating lease arrangements, long-term debt or internally generated cash.

During the first quarter of 2007, we took delivery of six B737-800 aircraft, all of which were paid for with cash on hand and then five were subsequently financed with fixed and variable rate debt arrangements.

The following table summarizes aircraft purchase commitments as of March 31, 2007 and payments by year:

Delivery Period - Firm Orders

April 1 – December 31,
Aircraft	2007	2008	2009	2010	2011	Total
Boeing 737-800	8	12	4	6	3	33

Payments (Millions)	$251.0	$294.2	$159.9	$146.0	$44.9	$896.0

Giving consideration to the current fleet transition, the following table displays the currently anticipated fleet count as of the end of each quarter in 2007 and at December 31, 2008:

	30-Jun-07	30-Sep-07	31-Dec-07	31-Dec-08
MD80	20	17	15	—
737-400	35	35	34	34
737-400F**	1	1	1	1
737-400C**	4	4	5	5
737-700	20	20	20	20
737-800*	22	25	29	42
737-900	12	12	12	12

Totals	114	114	116	114

*	The total assumes we will identify one airplane for delivery in 2008 from Boeing or a lessor.
**	F=Freighter; C=Combination freighter/passenger

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of March 31, 2007. This table excludes contributions to our various pension plans, which we expect to be approximately $50 million to $80 million per year through 2011.

April 1 – December 31,						Beyond
(in millions)	2007	2008	2009	2010	2011	2011	Total
Current and long-term debt obligations	$63.8	$86.4	$91.4	$98.3	$126.8	$720.6	$1,187.3
Current and long-term portions of the pre-delivery payment facility	29.3	—	—	—	—	—	29.3
Operating lease commitments (1)	99.0	147.5	133.6	126.2	101.4	362.3	970.0
Aircraft purchase commitments	251.0	294.2	159.9	146.0	44.9	—	896.0
Interest obligations (2)	60.4	76.4	68.8	62.2	55.4	172.9	496.1
Other purchase obligations (3)	21.6	29.7	30.0	30.3	30.6	93.6	235.8

Total	$525.1	$634.2	$483.7	$463.0	$359.1	$1,349.4	$3,814.5

(1)	Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases. The aircraft operating leases include lease obligations for four leased MD-80 aircraft, all of which we intend to retire earlier than expected in connection with our fleet transition plan.
(2)	For variable-rate debt, future obligations are shown above using interest rates in effect as of March 31, 2007.
(3)	Includes minimum obligations under our long-term power-by-the-hour maintenance agreement.

Effect of Inflation - Inflation and price changes other than for aircraft fuel and passenger fares do not have a significant effect on our operating revenues, operating expenses and operating income.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from the information provided in Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our 2006 10-K except as follows:

Market Risk – Aircraft Fuel

Currently, our fuel-hedging portfolio consists almost exclusively of crude oil call options. We utilize the contracts in our portfolio as hedges to decrease our exposure to the volatility of jet fuel prices. Call options are designed to effectively cap our cost of the crude oil component of fuel prices allowing us to limit our exposure to increasing fuel prices. With these call option contracts, we still benefit from the decline in crude oil prices as there is no downward exposure other than the premiums that we pay to enter into the contracts. Although to a lesser extent, we also use collar structures for fuel hedging purposes. We believe there is risk in not hedging against the possibility of fuel price increases. We estimate that a 10% increase or decrease in crude oil prices as of March 31, 2007 would increase or decrease the fair value of our hedge portfolio by approximately $24.5 million and $21.3 million, respectively.

We have fuel purchase contracts that fix the refining margin we pay for approximately 50% of our fuel consumption in the first quarter of 2007.

Our portfolio of fuel hedge contracts was worth $68.9 million at March 31, 2007, including $36.9 million of capitalized premiums paid to counterparties, compared to a portfolio value of $59.1 million at December 31, 2006.

Please refer to page 21 and, as well as to Note 5 in the notes to the condensed financial statements, for company-specific data on the results of our fuel-hedging program.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our certifying officers, on a timely basis.

Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

We made no changes in our internal control over financial reporting identified in management’s evaluation during the fiscal quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with the Company alleging that Alaska violated the CBA by, among other things, subcontracting the Ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007. A second round of hearings was completed in April with a third round scheduled for late June. The arbitrator will most likely issue a decision in the fall of 2007.

Despite more than a year of negotiations to reach a mutual agreement, in December 2006, we were notified by the City of Los Angeles that terminal charges related to our operations at Los Angeles International Airport (LAX) would be unilaterally increased dramatically for 2007 and beyond. Additionally, maintenance and operations fees were increased retroactively to January 2006. These increases were made applicable for all airlines operating in Terminals 1 and 3 at LAX, but were not imposed on airlines operating in Terminals 2 and 4 through 8, because of their long-term leases currently in effect. LAX is attempting to impose the maintenance and operations fees on all carriers but this action has been challenged in federal court. We, along with other airlines in Terminals 1 and 3 have filed a complaint with the Department of Transportation alleging that the amount and duration of the disparities in terminal charges among the carriers at LAX are unreasonable and unjustly discriminatory as they apply to the carriers at Terminals 1 and 3. These charges violate DOT and FAA policies and regulations, as well as other federal statutes. In April, a DOT Administrative Law Judge held a hearing on the complaint and is expected to issue an opinion in mid-May. The Secretary of Transportation will then issue a final decision in mid-June. An adverse decision could be appealed to a Federal Circuit Court of Appeals.

We are a party to routine litigation matters incidental to our business and with respect to which no material liability is expected. Management believes the ultimate disposition of these matters is not likely to materially affect our financial position or results of operations. This forward-looking statement is based on management’s current understanding of the relevant law and facts; it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index on page 38

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA AIRLINES, INC.
Registrant

Date: May 14, 2007

By:	/s/ Brandon S. Pedersen
Brandon S. Pedersen
Vice President/Finance and Controller

By:	/s/ Bradley D. Tilden
Bradley D. Tilden
Executive Vice President/Finance and Planning and Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit No.	Description
10.1	Second Amendment to the Letter of Credit (Exhibit 10.1 to First Quarter 2007 Alaska Air Group, Inc. Form 10-Q).

31.1	Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2	Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (furnished, not filed.)

32.2	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (furnished, not filed.)

Exhibits 32.1 and 32.2 are being furnished pursuant to 18 U.S.C. Section 1350 and shall not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”,) or otherwise subject to the liability of that section. Such exhibits shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.