Form 10-Q
period 2007-06-30
ALASKA AIRLINES INC
filed 2007-08-13
CIK 3202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

The registrant has 500 common shares, par value $1.00, outstanding at June 30, 2007.

ALASKA AIRLINES, INC.

Quarterly Report on Form 10-Q for the three months ended June 30, 2007

As used in this Form 10-Q, the terms “Alaska,” “our,” “we” and “the Company” refer to Alaska Airlines, Inc. unless the context indicates otherwise.

Cautionary Note regarding Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company’s present expectations. Some of the things that could cause our actual results to differ from our expectations are:

•	the competitive environment and other trends in our industry;

•	changes in our operating costs, including fuel, which can be volatile;

•	labor disputes and our ability to attract and retain qualified personnel;

•	the amounts of potential lease termination payments to lessors for our remaining MD-80 leased aircraft and related sublease payments from sublessees, if applicable;

•	our significant indebtedness;

•	compliance with our financial covenants;

•	potential downgrades of our credit ratings and the availability of financing;

•	the implementation of our growth strategy;

•	our ability to meet our cost reduction goals;

•	operational disruptions;

•	general economic conditions, as well as economic conditions in the geographic regions we serve;

•	the concentration of our revenue from a few key markets;

•	actual or threatened terrorist attacks, global instability and potential U.S. military actions or activities;

•	insurance costs;

•	changes in laws and regulations;

•	increases in government fees and taxes;

•	our inability to achieve or maintain profitability;

•	fluctuations in our quarterly results;

•	an aircraft accident or incident;

•	liability and other claims asserted against us;

•	our reliance on automated systems and the risks associated with changes made to those systems; and

•	our reliance on third-party vendors and partners.

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

PART I. FINANCIAL INFORMATION

Item 1:	Condensed Financial Statements

BALANCE SHEET (unaudited)

Alaska Airlines, Inc.

ASSETS

(In millions)	June 30, 2007	December 31, 2006
Current Assets
Cash and cash equivalents	$158.4	$230.8
Marketable securities	829.5	783.2

Total cash and marketable securities	987.9	1,014.0
Securities lending collateral	104.9	111.3
Receivables from related companies	278.9	59.1
Receivables-net	176.3	118.9
Inventories and supplies-net	24.4	18.8
Deferred income taxes	138.0	128.0
Fuel hedge contracts	45.9	39.5
Prepaid expenses and other current assets	37.4	38.0

Total Current Assets	1,793.7	1,527.6

Property and Equipment
Aircraft and other flight equipment	2,216.4	2,057.8
Other property and equipment	475.7	449.5
Deposits for future flight equipment	374.1	362.7

	3,066.2	2,870.0
Less accumulated depreciation and amortization	816.7	788.8

Total Property and Equipment - Net	2,249.5	2,081.2

Fuel Hedge Contracts	15.8	19.6

Other Assets	77.0	83.6

Total Assets	$4,136.0	$3,712.0

See accompanying notes to condensed financial statements.

BALANCE SHEETS (unaudited)

Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER’S EQUITY

(In millions)	June 30, 2007	December 31, 2006
Current Liabilities
Accounts payable	$75.1	$70.2
Payable to related companies	81.1	71.8
Accrued aircraft rent	48.5	51.2
Accrued wages, vacation and payroll taxes	85.9	121.8
Other accrued liabilities	401.3	356.7
Air traffic liability	492.9	310.5
Securities lending obligation	104.9	111.3
Current portion of long-term debt	102.3	114.2

Total Current Liabilities	1,392.0	1,207.7

Long-Term Debt, Net of Current Portion	1,111.3	963.5

Other Liabilities and Credits
Deferred income taxes	122.0	95.5
Deferred revenue	347.4	328.3
Other liabilities	437.0	444.5

	906.4	868.3

Commitments and Contingencies
Shareholder’s Equity
Preferred stock, $1 par value Authorized: 1,000 shares, none issued or outstanding	—	—
Common stock, $1 par value Authorized: 1,000 shares Issued: 2007 and 2006 - 500 shares	—	—
Capital in excess of par value	621.9	617.5
Accumulated other comprehensive loss	(188.4)	(191.4)
Retained earnings	292.8	246.4

	726.3	672.5

Total Liabilities and Shareholder’s Equity	$4,136.0	$3,712.0

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

Alaska Airlines, Inc.

Three Months Ended June 30 (In millions)	2007	2006
Operating Revenues
Passenger	$663.3	$647.3
Passenger - regional flying	71.0	4.4
Freight and mail	26.3	25.6
Other - net	34.5	33.1

Total Operating Revenues	795.1	710.4

Operating Expenses
Wages and benefits	185.6	186.9
Variable incentive pay	2.1	7.6
Aircraft fuel, including hedging gains and losses	193.4	173.7
Aircraft maintenance	34.5	41.9
Aircraft rent	27.9	28.9
Landing fees and other rentals	42.2	40.5
Regional flying costs	74.1	4.0
Contracted services	30.2	30.2
Selling expenses	33.4	38.5
Depreciation and amortization	35.6	32.2
Food and beverage service	12.0	11.9
Other	43.2	39.4
Restructuring charges and adjustments	—	3.8

Total Operating Expenses	714.2	639.5

Operating Income	80.9	70.9

Nonoperating Income (Expense)
Interest income	16.6	14.8
Interest expense	(22.1)	(17.8)
Interest capitalized	6.0	5.1
Other - net	(0.5)	(0.5)

	—	1.6

Income Before Income Tax	$80.9	$72.5

Income tax expense	30.8	23.3

Net Income	$50.1	$49.2

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

Alaska Airlines, Inc.

Six Months Ended June 30 (In millions)	2007	2006
Operating Revenues
Passenger	$1,209.2	$1,184.1
Passenger - regional flying	128.3	8.8
Freight and mail	47.0	46.1
Other - net	70.4	61.4

Total Operating Revenues	1,454.9	1,300.4

Operating Expenses
Wages and benefits	372.9	362.6
Variable incentive pay	9.8	14.0
Aircraft fuel, including hedging gains and losses	351.0	315.7
Aircraft maintenance	68.8	86.2
Aircraft rent	54.2	58.2
Landing fees and other rentals	84.0	77.4
Regional flying costs	141.5	7.9
Contracted services	59.6	58.2
Selling expenses	65.0	73.2
Depreciation and amortization	71.0	64.4
Food and beverage service	22.6	22.7
Other	83.0	78.4
Fleet transition costs	—	131.1
Restructuring charges and adjustments	—	3.8

Total Operating Expenses	1,383.4	1,353.8

Operating Income (loss)	71.5	(53.4)

Nonoperating Income (Expense)
Interest income	32.5	26.6
Interest expense	(42.5)	(33.6)
Interest capitalized	12.3	9.4
Other - net	(0.4)	(1.2)

	1.9	1.2

Income (loss) before income tax	$73.4	$(52.2)

Income tax expense	27.0	(24.9)

Net Income (Loss)	$46.4	$(27.3)

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY (unaudited)

Alaska Airlines, Inc.

(In millions)	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at December 31, 2006	$0.0	$617.5	$(191.4)	$246.4	$672.5

Net income for the six months ended June 30, 2007				46.4	46.4
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value			(3.6)
Reclassification to earnings			(0.4)
Income tax effect			1.5

			(2.5)		(2.5)

Adjustments related to employee benefit plans:			8.8
Income tax effect			(3.3)

			5.5		5.5

Total comprehensive income					49.4

Stock-based compensation		4.4			4.4

Balances at June 30, 2007	$0.0	$621.9	$(188.4)	$292.8	$726.3

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

Alaska Airlines, Inc.

Six Months Ended June 30 (In millions)	2007	2006
Cash flows from operating activities:
Net income (loss)	$46.4	$(27.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Restructuring charges and adjustments	—	3.8
Impairment of aircraft	—	131.1
Depreciation and amortization	71.0	64.4
Stock-based compensation	4.4	3.2
Changes in fair values of open fuel hedge contracts	(2.6)	12.2
Changes in deferred income taxes	29.4	(20.2)
Gain on sale of assets	(1.2)	—
Increase in receivables (including from related companies)	(277.2)	(103.1)
Increase in prepaid expenses and other current assets	(4.2)	(29.4)
Increase in air traffic liability	182.4	139.4
Increase in other current liabilities	18.8	44.3
Increase (decrease) in deferred revenue and other-net	22.5	(16.4)

Net cash provided by operating activities	89.7	202.0

Cash flows from investing activities:
Proceeds from disposition of assets	53.9	—
Purchases of marketable securities	(679.9)	(339.3)
Sales and maturities of marketable securities	630.0	286.8
Property and equipment additions:
Aircraft and aircraft purchase deposits	(253.5)	(193.0)
Other flight equipment	(19.9)	(25.2)
Other property and equipment	(19.5)	(6.5)
Restricted deposits and other	(9.1)	(0.3)

Net cash used in investing activities	(298.0)	(277.5)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	196.1	169.8
Long-term debt payments	(60.2)	(27.1)

Net cash provided by financing activities	135.9	142.7

Net change in cash and cash equivalents	(72.4)	67.2
Cash and cash equivalents at beginning of year	230.8	73.3

Cash and cash equivalents at end of period	$158.4	$140.5

Supplemental disclosure of cash paid (received) during the period for:
Interest (net of amount capitalized)	$27.6	$22.3
Income taxes	0.9	0.1
Noncash investing and financing activities:
Equity contribution from parent company	—	160.2
Reduction in intercompany receivables and payable	—	40.2

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

Alaska Airlines, Inc.

Note 1. Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

The accompanying unaudited condensed financial statements of Alaska Airlines, Inc. (Alaska or the Company) should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Alaska Airlines, Inc., an Alaska corporation, is a wholly-owned subsidiary of Alaska Air Group, Inc. (Air Group), a Delaware corporation. In the opinion of management, all adjustments have been made which are necessary to present fairly the Company’s financial position as of June 30, 2007, as well as the results of operations for the three and six months ended June 30, 2007 and 2006. The adjustments made were of a normal recurring nature.

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

Reclassifications

The Company has made certain reclassifications to conform the prior year’s data to the current format.

Securities Lending

The Company lends certain marketable securities to third parties for a period of less than one year. During the period in which these securities are loaned to the third parties, the Company requires cash collateral for 102% of the daily market value of the loaned securities. As of June 30, 2007, the Company had $102.8 million of securities on loan under the program. These affected securities are included as marketable securities under current assets on the condensed balance sheets.

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

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 06-03, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 was effective for and adopted by the Company on January 1, 2007. Taxes collected from the Company’s passengers, which include sales taxes, excise taxes, airport and security fees and other fees, are and have been recorded on a net basis.

In September 2006, the FASB issued Statement of Financial Accounting Standards No.157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. SFAS 157 is intended to eliminate the diversity in practice associated with measuring fair value under existing accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (Statement 159), which allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument-by-instrument basis, is typically irrevocable once elected. This interpretation is effective for fiscal years beginning after November 15, 2007, and an early adoption is allowed under certain circumstances. The Company does not expect this statement to have a significant impact on the Company’s financial position, results of operations or cash flows.

Note 2. Fleet Transition

In March 2006, the Company’s Board approved a plan to accelerate the retirement of the Company’s MD-80 fleet (15 owned and 11 leased aircraft at the time) and remove those aircraft from service by the end of 2008, which is earlier than the original retirement schedule. As a result of this decision, the Company evaluated impairment as required by SFAS No.144 and concluded that the carrying value of the owned MD-80 fleet was no longer recoverable when compared to the estimated remaining future cash flows. Accordingly, during the first quarter of 2006, the Company recorded an impairment charge totaling $131.1 million (pretax) to write down the fleet to its estimated fair market value.

In the third quarter of 2006, the Company also purchased five MD-80 aircraft from lessors and, in conjunction with the purchases, terminated the leases for those five aircraft.

During the three months ended June 30, 2007, the Company sold 19 of its 20 owned MD-80s, and has a forward sales agreement to sell the 20th at a future date. The majority of these aircraft are being leased from the buyer under short-term lease arrangements that will allow the Company to maintain the current MD-80 retirement schedule through December 2008.

The Company currently has four MD-80 aircraft under long-term lease arrangements that it plans to cease operating before the end of the lease term. Management anticipates that once these aircraft have been removed from operation, the Company will dispose of these aircraft through lease buy-out, a sublease arrangement, or store them at a long-term storage facility. It is likely that the Company will record an operating charge in its statement of operations if this occurs.

Note 3. Related Company Transactions

Capacity Purchase Agreement

The Company has entered into a Capacity Purchase Agreement (CPA) with its sister company, Horizon Air Industries, Inc. (Horizon) effective January 1, 2007, whereby the Company purchases capacity in certain routes (“incentive markets”) from Horizon as specified by the agreement. Under the CPA, the Company pays Horizon a contractual amount for the purchased capacity in the incentive markets, regardless of the revenue collected on those flights. The amount paid to Horizon is generally based on Horizon’s operating costs, plus a margin. The Company establishes the scheduling, routes and pricing for the flights, and has the inventory and revenue risk in those markets.

Under the prior revenue-sharing agreement, the Company made a payment to Horizon equal to Horizon’s loss in those markets, if any, and a quarterly bonus that was based on Alaska’s overall operating margin.

The Company paid $68.9 million and $0.3 million to Horizon under the CPA agreement for the quarters ended June 30, 2007 and 2006, respectively, and $131.2 million and $1.4 million during the six months ended June 30, 2007 and 2006, respectively.

The Company also advances Horizon funds at varying interest rates. All amounts are payable on demand. Interest income recognized related to the Horizon receivable totaled $3.1 million and $1.1 million for the quarters ended June 30, 2007 and 2006, respectively, and $4.9 million and $2.0 million for the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007, receivables from related companies include $258.6 million from Horizon, $8.2 million from Alaska Air Group Leasing (AAGL) and $12.1 million from Air Group. At June 30, 2007, payables to related companies include $1.4 million to Horizon, $0.6 million to AAGL and $79.1 million to Air Group.

Intercompany Services

The Company also provides certain services to Horizon for which the Company receives payment from Horizon based on the cost of the services, including personnel expenses related to development and maintenance of certain information and communication systems, processing Horizon’s revenue transactions, accounting and payroll services, and other administrative services. The Company also pays certain leasing and other facilities costs on Horizon’s behalf that are reimbursed monthly by Horizon. The total amount received by the Company from Horizon was $2.7 million for the quarters June 30, 2007 and 2006 and $5.4 million for the six months ended June 30, 2007 and 2006.

In the normal course of business, Alaska and Horizon each provide certain ground handling services to the other company. Charges for ground services provided by the Company to Horizon totaled $1.6 million and $1.5 million during the quarters ended June 30, 2007 and 2006, respectively, and $3.2 million and $2.9 million during the six months ended June 30, 2007 and 2006, respectively. Charges for ground services provided by Horizon to the Company totaled $2.5 million and $2.3 million for the quarters ended June 30, 2007 and 2006, respectively, and $5.0 million and $4.7 million for the six months ended June 30, 2007 and 2006, respectively.

Note 4. Restructuring Charges

In July 2006, the Company reached new four-year agreements with the approximately 3,700 clerical, office and passenger service employees and the ramp service and stores agents, all represented by the International Association of Machinists. Among other items, the agreements included a voluntary severance package offered to employees in the top four wage-scale steps that included cash payments based on years of service, one year of medical coverage after the severance date, and continued travel privileges for a period of time. The total amount of the charge was $28.6 million and was recorded as restructuring charges in the statement of operations during the third quarter of 2006.

The accrual for severance and related costs is included in accrued wages, vacation, and payroll taxes in the condensed balance sheets.

The following table displays the activity and balance of the severance and related costs components of the Company’s restructuring accrual as of and for the six months ended June 30, 2007 and 2006. Substantially all of the accrual at December 31, 2006 and June 30, 2007 relates to the severance package described above.

Accrual for Severance and Related Costs ($ in millions)	2007	2006
Balance at December 31, 2006 and 2005, respectively	$19.9	$3.1
Cash payments	(18.0)	0.7

Balance at June 30	$1.9	$3.8

The Company expects to make the remaining cash payments within the next 12 months.

Note 5. Fuel Hedge Contracts

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into call options, collar structures, and swap agreements for crude oil, among other initiatives.

The Company records fuel hedge contracts on the condensed balance sheet at their fair value. Changes in the fair value of these fuel hedge contracts are recorded each period in aircraft fuel expense.

The following table summarizes the components of aircraft fuel expense for the three and six months ended June 30, 2007 and 2006 (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Raw or “into-plane” fuel cost	$196.9	$200.0	$362.8	$366.6
Changes in value and settlement of fuel hedge contracts	(3.5)	(26.3)	(11.8)	(50.9)

Aircraft fuel expense	$193.4	$173.7	$351.0	$315.7

The Company realized gains of $5.0 million and $29.6 million during the three months ended June 30, 2007 and 2006, respectively, on fuel hedge contracts that settled during the period. Gains on the settled hedges were $6.5 million and $55.4 million during the six months ended June 30, 2007 and 2006, respectively.

Outstanding fuel hedge positions as of June 30, 2007 are as follows:

Quarter	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Approximate Crude Oil Price per Barrel
Third Quarter 2007	50%	45.8	$57.12
Fourth Quarter 2007	50%	44.1	$62.21
First Quarter 2008	36%	30.7	$61.92
Second Quarter 2008	29%	26.2	$63.53
Third Quarter 2008	21%	20.3	$63.94
Fourth Quarter 2008	23%	19.8	$64.20
First Quarter 2009	5%	4.7	$67.68
Second Quarter 2009	5%	4.9	$67.50
Third Quarter 2009	6%	4.5	$68.25

As of June 30, 2007 and December 31, 2006, the fair values of the Company’s fuel hedge positions were $61.7 million and $59.1 million, respectively, including capitalized premiums of $31.2 million and $33.8 million, respectively, and are presented as both current and non-current assets in the condensed balance sheets, depending on settlement dates.

Note 6. Other Assets

Other assets consisted of the following (in millions):

	June 30, 2007	December 31, 2006
Restricted deposits (primarily restricted investments)	$61.4	$70.5
Deferred costs and other assets	15.6	13.1

	$77.0	$83.6

Note 7. Mileage Plan

The Company’s Mileage Plan deferred revenue and related liabilities are included under the following balance sheet captions (in millions):

	June 30, 2007	December 31, 2006
Current Liabilities:
Other accrued liabilities	$217.6	$196.6
Other Liabilities and Credits (non-current):
Deferred revenue	347.4	328.3
Other liabilities	20.6	20.7

	$585.6	$545.6

The Company’s Mileage Plan revenue is included under the following statement of operations captions for the three and six months ended June 30, 2007 and 2006 (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Passenger revenues	$32.3	$25.6	$60.6	$51.3
Other-net revenues	25.6	25.9	53.5	46.4

	$57.9	$51.5	$114.1	$97.7

Note 8. Long-term Debt

At June 30, 2007 and December 31, 2006, long-term debt obligations were as follows (in millions):

	June 30, 2007	December 31, 2006
Fixed-rate notes payable due through 2022	$768.8	$664.5
Variable-rate notes payable due through 2022	427.8	374.0
Pre-delivery payment facility expiring in 2009	17.0	39.2

Long-term debt	1,213.6	1,077.7
Less current portion	(102.3)	(114.2)

	$1,111.3	$963.5

During the first six months of 2007, the Company borrowed $196.1 million using fixed-rate and variable-rate debt secured by flight equipment and made payments of $60.2 million, including $22.2 million on its pre-delivery payment facility.

Note 9. Employee Benefit Plans

Pension Plans-Qualified Defined Benefit

Net pension expense for the three and six months ended June 30, 2007 and 2006 included the following components (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Service cost	$13.3	$12.3	$26.6	$24.6
Interest cost	15.0	12.7	30.0	25.4
Expected return on assets	(16.3)	(12.5)	(32.6)	(25.0)
Amortization of prior service cost	1.0	1.2	2.0	2.4
Actuarial loss	3.0	3.9	6.0	7.8

Net pension expense	$16.0	$17.6	$32.0	$35.2

The Company contributed $17.5 million and $35.0 million to its qualified defined-benefit plans during the three and six months ended June 30, 2007. We continue to evaluate the amount of additional funding for the remainder of 2007. The Company made $55.1 million and $71.9 million in contributions to its defined benefit-pension plans during the three and six months ended June 30, 2006, respectively.

Pension Plans-Nonqualified Defined Benefit

Net pension expense for the unfunded, noncontributory defined benefit plans was $0.9 million and $1.8 million for the three and six months ended June 30, 2007, respectively, compared to $1.0 million and $2.0 million for the three and six months ended June 30, 2006.

Post-retirement Medical Benefits

Net periodic benefit cost for the post-retirement medical plans for the three and six months ended June 30 included the following components (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Service cost	$1.2	$1.4	$2.4	$2.7
Interest cost	1.4	1.1	2.8	2.1
Amortization of prior service cost (credit)	(0.1)	3.5	(0.2)	3.3
Actuarial loss	0.4	0.4	0.8	0.8

Net periodic benefit cost	$2.9	$6.4	$5.8	$8.9

Note 10. Stock-Based Compensation Plans

Stock-based compensation recorded by the Company relates to stock awards granted to Company employees by Air Group. As the Company does not have common stock that is traded on an exchange and all equity-based awards are related to Air Group common stock, the disclosures below have been limited.

The Company accounts for stock-based awards using Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment: An Amendment of SFAS Nos. 123 and 95. The Company adopted this standard January 1, 2006 using the modified prospective method. All stock-based compensation expense is recorded in wages and benefits in the condensed statements of operations.

Stock Options

Air Group has stock option awards outstanding under a number of long-term incentive equity plans, one of which continues to provide for the grant of stock options to purchase Air Group’s common stock at market prices on the date of grant to directors, officers and employees of the Company.

During the six months ended June 30, 2007, 160,087 options were granted with a weighted-average fair value of $19.49. During the same period in the prior year, 7,675 options were granted with a weighted-average fair value of $14.17.

The Company recorded stock-based compensation expense related to stock options of $ 1.6 million and $1.3 million for the six months ended June 30, 2007 and 2006, with corresponding tax benefits of $0.6 million and $0.5 million, respectively. As of June 30, 2007, $7.4 million of compensation cost associated with unvested stock option awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 1.6 years.

Restricted Stock Awards

During the six months ended June 30, 2007, Air Group awarded 53,585 restricted stock units (RSUs) to certain Alaska employees, with grant date fair values of $2.3 million. This amount reflects the value of the total RSU awards at the grant date based on the closing price of Air Group’s common stock. Compensation cost for RSUs is recognized over three years from the date of grant as the awards “cliff vest” after three years. The Company recorded stock-based compensation expense related to RSUs of $2.3 million and $1.4 million during the six months ended June 30, 2007 and 2006, respectively.

As of June 30, 2007, $7.0 million of compensation cost associated with unvested restricted stock awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 12 months.

Performance Stock Awards

During the first quarter of 2007, Air Group awarded Performance Share Unit awards (PSUs) to certain executives. PSUs are similar to RSUs, but vesting is based on a performance condition tied to the Air Group achieving a specified pretax margin over a three-year period. The PSU plan allows a portion of the PSUs to vest even if the specified pretax margin falls below the target, and additional shares to be granted if the margin target is exceeded, subject to a maximum. The Company intends to regularly review its assumptions about meeting the performance goal and expected vesting, and to adjust the related compensation expense accordingly. The Company recorded compensation expense related to PSUs of $0.2 million for the six months ended June 30, 2007.

Employee Stock Purchase Plan

Compensation expense recognized under the Employee Stock Purchase Plan was $0.3 million and $0.5 million for the six months ended June 30, 2007 and 2006, respectively.

Note 11. Income Taxes

The Company files a consolidated tax return with Air Group subsidiaries. Each member of the consolidated group calculates the tax provision and related balance sheet amounts on a separate entity basis.

In July 2006, FASB issued FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). The purpose of FIN 48 is to clarify certain aspects of the recognition and measurement related to accounting for income tax uncertainties. Under FIN 48, the impact of an uncertain income tax position must be recognized at the largest amount that is more likely than not of being sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

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

Accrued interest on tax positions is recorded as a component of interest expense. Total accrued interest on tax positions included in the FIN 48 liability was zero at January 1, 2007 and $0.2 million at June 30, 2007. No penalties were accrued at January 1, 2007 or at June 30, 2007.

The periods subject to examination for the Air Group’s federal income tax return are the 2003 through 2006 tax years. The periods subject to examination for the Air Group’s major state income tax returns other than California are also the years 2003 through 2006. In California, the income tax years 2002 through 2006 remain open to examination.

The Company anticipates that total unrecognized tax benefits will decrease by $2.0 million due to the expiration of the statute of limitations for certain tax years prior to December 31, 2007.

The Company does not believe that it is reasonably possible that the total unrecognized tax benefit would significantly increase or decrease in the next 12 months. The FIN 48 liability for its unrecognized tax benefit is classified in other long-term liabilities on the condensed balance sheet.

During the first quarter of 2007, the Company received a favorable decision in a matter with the State of California. As a result of the decision, the Company reduced its FIN 48 liability by $0.7 million, recorded a previously unrecognized tax benefit of $1.0 million, and accrued interest income of $1.5 million.

Note 12. Contingencies

Grievance with International Association of Machinists

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with Alaska alleging that the Company violated the CBA by, among other things, subcontracting the Ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007. A second round of hearings took place in April 2007 and a third round took place in late June 2007. A final hearing date is scheduled in late August. Most likely a decision from the arbitrator will not be issued until early to mid 2008.

Dispute with Los Angeles World Airports

Despite more than a year of negotiations to reach a mutual agreement, in December 2006, the Company was notified by the City of Los Angeles that terminal charges related to the Company’s operations at Los Angeles International Airport (LAX) would be unilaterally increased dramatically for 2007 and beyond. Additionally, maintenance and operations fees were increased retroactively to January 2006. These increases were made applicable for all airlines operating in Terminals 1 and 3 at LAX, but were not imposed on airlines operating in Terminals 2 and 4 through 8, because of their long-term leases currently in effect. The Company, along with other airlines in Terminals 1 and 3, filed a complaint against Los Angeles World Airports (LAWA) with the Department of Transportation alleging that the amount and duration of the disparities in terminal changes among the carriers at LAX are unreasonable and unjustly discriminatory as they apply to the carriers at Terminals 1 and 3. Additionally, the Company believes these changes violate DOT and FAA policies and regulations, as well as other federal statutes. In April 2007, a DOT Administrative Law Judge heard the complaint and issued an opinion in favor of the carriers in mid-May 2007. In June 2007, the Secretary of Transportation issued a final decision ruling in favor of the carriers, and in July 2007, ordered LAWA to repay the excess charges from February 2007 through June 2007. LAWA issued a credit to the Company in July 2007 in the amount of $2.2 million. LAWA appealed the decision to a Federal Circuit Court of Appeals. The carriers have filed cross appeals over certain aspects of the DOT ruling.

Other items

The Company is a party to routine litigation matters incidental to its business and with respect to which no material liability is expected.

Management believes the ultimate disposition of the matters discussed above is not likely to materially affect the Company’s financial position or results of operations. This forward-looking statement is based on management’s current understanding of the relevant law and facts, and it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our operations and our present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our condensed financial statements and the accompanying notes. All statements in the following discussion that are not reports of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in the Company’s filings with the Securities and Exchange Commission. This overview summarizes the MD&A, which includes the following sections:

•

Second Quarter in Review and Current Events – highlights from the second quarter of 2007 outlining some of the major events that happened during the period and how they affected our financial performance.

•

Results of Operations – an in-depth analysis of the results of operations for the three and six months ended June 30, 2007. We believe this analysis will help the reader better understand our condensed statements of operations. Financial and statistical data, and reconciliations between certain non-GAAP measures to the most directly comparable GAAP measure are also included here.

This section includes forward-looking statements regarding our view of the remainder of 2007. In general, we have included these forward-looking statements in the second quarter discussion only and have chosen not to repeat them in the six-month discussion.

•

Liquidity and Capital Resources – an analysis of cash flows, sources and uses of cash, contractual obligations, commitments and off-balance sheet arrangements, an overview of financial position and the impact of inflation and changing prices.

Alaska’s filings with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at www.alaskaair.com. The information contained on our website is not a part of this quarterly report on Form 10-Q. As used in this Form 10-Q, the terms “Alaska,” “our,” “we” and “Company” refer to Alaska Airlines, unless the context indicates otherwise.

Second Quarter in Review and Current Events

We recorded a pretax income of $80.9 million during the second quarter of 2007 compared to $72.5 million in the second quarter of 2006. The 2006 results included a $3.8 million restructuring charge associated with the voluntary severance package offered to our flight attendants as part of an early-out program. Both periods include adjustments to reflect timing of gain or loss recognition resulting from mark-to-market fuel hedge accounting.

The revenue environment in the second quarter was characterized by increased competition and softening demand which caused yield and load factor to fall, driving a reduction in unit revenues. Despite the lower unit revenues, our passenger revenue increased by $16.0 million because of higher capacity. Our total revenue increased by $84.7 million during the second quarter of 2007, compared to the second quarter of 2006. The majority of the increase resulted from the new Capacity Purchase Agreement with Horizon.

Our total operating costs increased $74.7 million during the second quarter of 2007, compared to the same period in the prior year. Continued increases in fuel prices drove the majority of this increase. These increases were partially offset by declines in variable incentive pay expense, reflecting lower expected payouts under our various employee incentive plans this year.

Labor Costs and Negotiations

We are now in the process of negotiating new contracts with the Company’s pilots, which became amendable May 1, 2007. We hope to reach negotiated contracts that recognize the important contributions that our pilots make to our airlines while not harming the Company’s competitive position. Factoring in pay rates, productivity measures, pension, and post-retirement medical benefits, we believe our pilot unit costs are among the highest in the industry for the size of aircraft operated.

We do not know what the final outcome of these negotiations will be or when agreements will be reached. However, uncertainty around open contracts could be a distraction to some employees, reduce employee engagement in our business, and prevent us from achieving the operational goals (such as on-time and completion-rate targets) that we have set.

Capacity Purchase Agreement

Alaska and Horizon entered into a Capacity Purchase Agreement (CPA) effective January 1, 2007, whereby the Company purchases capacity on certain routes (“incentive markets”) from Horizon as specified by the agreement. This agreement has resulted in a new presentation in the Company’s statement of operations. The actual passenger revenue from the incentive markets is identified as “Passenger revenue - regional flying” and the associated costs are identified as “Regional flying costs.” See Note 3 to the condensed financial statements for additional information.

The Company also has a similar arrangement in place with a third-party carrier for flying between Anchorage and Dutch Harbor, Alaska. Historically, the revenue from this arrangement was presented in “Other revenue – net” and the associated costs were in “Contracted services” in the Company’s statement of operations. Now, all of these revenues and costs are presented with the Horizon incentive-market flying revenues and costs, and the prior period has been reclassified to conform to the current presentation.

Aircraft Fuel Expense

During the past two years, we have realized significant benefits from in-the-money fuel hedge contracts. However, our fuel hedge protection has declined substantially as the strike price of our hedges is now closer to current oil prices compared to those in place during 2006 and 2005. During the second quarter of 2007, our economic fuel costs increased substantially because the hedge benefit was $5.0 million, compared to $29.6 million in the second quarter of 2006. This trend is consistent with the first quarter of 2007. Please refer to page 28 for a reconciliation between aircraft fuel expense and economic fuel cost.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices. We expect to continue to enter into these types of contracts in the future, although significant changes in market conditions could affect our decisions.

Fleet Transition

During the quarter, we sold 19 of our 20 owned MD-80s, and we have an agreement for the 20th to be sold at a future date. The majority of these aircraft are being leased from the buyer under short-term lease arrangements, which will allow us to maintain our current MD-80 retirement schedule through December 2008.

We currently have four MD-80 aircraft under long-term lease arrangements that we plan to cease operating before the end of the lease term. We anticipate that once these aircraft have been removed from operation, we will dispose of these aircraft through lease buy-out, a sublease arrangement, or store them at a long-term storage facility. It is likely that we will record an operating charge in our statement of operations if this occurs. Aggregate minimum lease payments for these aircraft through the end of the lease terms for these four aircraft are approximately $73.3 million.

During the second quarter, we completed modifications of two additional B737-400 combi aircraft, bringing the total combi aircraft to four. We intend to convert a fifth B737-400 into the fixed, combi configuration by December 2007.

Line of Credit Modification

In April 2007, we announced the Second Amendment of the March 25, 2005, $160 million variable-rate credit facility with a syndicate of financial institutions. The terms of the Second Amendment provide that any borrowings will be secured by either aircraft or cash collateral. The Second Amendment: (i) increases the size of the facility to $185 million; (ii) improves the collateral advance rates for certain aircraft; (iii) extends the agreement by two years with a maturity date of March 31, 2010; and (iv) reprices the credit facility to reflect current market rates. The Company has no immediate plans to borrow using this credit facility.

New Markets

In June 2007, the Company announced non-stop service between Seattle and both Honolulu and Lihue, Hawaii beginning in October 2007 and seasonal service from Anchorage, Alaska to Honolulu beginning in December 2007. We have also initiated or announced additional service in certain existing markets or connected cities already served with new non-stop service.

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for the entire year because our business is subject to seasonal fluctuations. Our operating income is generally lowest (or if it is the case, our loss the greatest) during the first and fourth quarters due principally to lower traffic, generally increases in the second quarter and typically reaches its highest level during the third quarter as a result of vacation travel, including increased activity in the state of Alaska.

Outlook

The following table summarizes expected 2007 capacity increases as measured by available seat miles:

Third quarter 2007	2% - 3%
Fourth quarter 2007	4% - 5%
Full year 2007	3% - 4%

The expected capacity increase is due primarily to the introduction of 14 new B737-800 aircraft in 2007 and the annualization of capacity additions that resulted from 12 B737-800 aircraft delivered in 2006, offset by the retirement of eight MD-80 aircraft and, to a lesser extent, scheduled retirement of other aircraft. On a net basis, we expect that the Company’s fleet size will increase by only two aircraft, although the 737-800 aircraft are larger than the MD-80s, allowing for the capacity growth mentioned above. The aircraft deliveries in 2007 are planned to be used to replace outgoing aircraft, increase frequency in our existing markets and, to a lesser degree, serve new markets.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2007 to Three Months Ended June 30, 2006

Our net income for the second quarter of 2007 was $50.1 million, compared to net income of $49.2 million in the second quarter of 2006. The second quarter of 2006 included a $3.8 million restructuring charge associated with an offer of voluntary severance to the Company’s flight attendants as part of an early retirement program. Both periods include adjustments to reflect timing of gain or loss recognition resulting from mark-to-market fuel hedge accounting. Excluding the restructuring charge, and with fuel stated on an economic basis, our pretax income would have been $82.4 million in the second quarter of 2007 compared to $79.6 million in 2006. We believe presentation of this non-GAAP financial measure provides useful information to investors and other readers because:

•	it is useful to monitor performance without these items as it improves our ability to compare our results to other airlines;

•

this financial measure is the basis for our various incentive plans, thus allowing investors to better understand the changes in variable incentive pay expense in our condensed statements of operations;

•	this financial measure is most often used in internal management and board reporting and decision-making; and

•	we believe it is the basis by which we are evaluated by industry analysts.

For the three and six months ended June 30, 2007, financial and statistical data for Alaska is shown on page 26. On pages 27 and 28, we have included a reconciliation of reported non-GAAP financial measures to the most comparable GAAP financial measures.

Alaska Airlines Financial and Statistical Data (unaudited)

	Three Months Ended June 30						Six Months Ended June 30
Financial Data (in millions):	2007		2006		% Change		2007		2006		% Change
Operating Revenues:
Passenger	$663.3		$647.3		2.5		$1,209.2		$1,184.1		2.1
Passenger - regional flying	71.0		4.4		NM		128.3		8.8		NM
Freight and mail	26.3		25.6		2.7		47.0		46.1		2.0
Other - net	34.5		33.1		4.2		70.4		61.4		14.7

Total Operating Revenues	795.1		710.4		11.9		1,454.9		1,300.4		11.9

Operating Expenses:
Wages and benefits	185.6		186.9		(0.7)		372.9		362.6		2.8
Variable incentive pay	2.1		7.6		(72.4)		9.8		14.0		(30.0)
Aircraft fuel, including hedging gains and losses	193.4		173.7		11.3		351.0		315.7		11.2
Aircraft maintenance	34.5		41.9		(17.7)		68.8		86.2		(20.2)
Aircraft rent	27.9		28.9		(3.5)		54.2		58.2		(6.9)
Landing fees and other rentals	42.2		40.5		4.2		84.0		77.4		8.5
Regional flying costs	74.1		4.0		NM		141.5		7.9		NM
Contracted services	30.2		30.2		—		59.6		58.2		2.4
Selling expenses	33.4		38.5		(13.2)		65.0		73.2		(11.2)
Depreciation and amortization	35.6		32.2		10.6		71.0		64.4		10.2
Food and beverage service	12.0		11.9		0.8		22.6		22.7		(0.4)
Other	43.2		39.4		9.6		83.0		78.4		5.9
Fleet transition costs	—		—		—		—		131.1		NM
Restructuring charges and adjustments	—		3.8		NM		—		3.8		NM

Total Operating Expenses	714.2		639.5		11.7		1,383.4		1,353.8		2.2

Operating Income (Loss)	80.9		70.9		NM		71.5		(53.4)		NM

Interest income	16.6		14.8				32.5		26.6
Interest expense	(22.1)		(17.8)				(42.5)		(33.6)
Interest capitalized	6.0		5.1				12.3		9.4
Other - net	(0.5)		(0.5)				(0.4)		(1.2)

	—		1.6				1.9		1.2

Income (Loss) Before Income Tax	$80.9		$72.5		NM		$73.4		$(52.2)		NM

Mainline Operating Statistics:
Revenue passengers (000)	4,627		4,443		4.1		8,489		8,348		1.7
RPMs (000,000) “traffic”	4,820		4,626		4.2		8,886		8,706		2.1
ASMs (000,000) “capacity”	6,140		5,834		5.2		11,834		11,373		4.1
Passenger load factor	78.5%		79.3%		(0.8	)pts	75.1%		76.5%		(1.4	)pts
Yield per passenger mile	13.76	¢	13.99	¢	(1.6)		13.61	¢	13.60	¢	0.1
Operating revenue per ASM (RASM)	11.79	¢	12.10	¢	(2.6)		11.21	¢	11.36	¢	(1.3)
Passenger revenue per ASM	10.80	¢	11.10	¢	(2.7)		10.22	¢	10.41	¢	(1.8)
Operating expenses per ASM	10.43	¢	10.89	¢	(4.2)		10.49	¢	11.83	¢	(11.3)
Operating expense per ASM excluding fuel, fleet transition costs, and restructuring charges (a)	7.28	¢	7.85	¢	(7.3)		7.53	¢	7.87	¢	(4.3)
GAAP fuel cost per gallon	$2.16		$1.96		10.2		$2.02		$1.82		11.0
Economic fuel cost per gallon (a)	$2.14		$1.92		11.5		$2.05		$1.80		13.9
Fuel gallons (000,000)	89.8		88.8		1.1		173.9		173.3		0.3
Average number of full-time equivalent employees	9,748		9,347		4.3		9,645		9,168		5.2
Aircraft utilization (blk hrs/day)	11.0		11.0		—		10.9		11.0		(0.9)
Average aircraft stage length (miles)	917		920		(0.3)		917		921		(0.4)
Operating fleet at period-end	114		113		1 a/c		114		113		1 a/c
Regional Operating Statistics:
Revenue passengers (000)	702		13		NM		1,280		26		NM
RPMs (000,000)	273		11		NM		493		22		NM
ASMs (000,000)	352		19		NM		668		37		NM

NM = Not Meaningful

(a)	See pages 27 and 28 for a reconciliation of this non-GAAP measure.

Pursuant to Item 10 of Regulation S-K, we are providing disclosure of the reconciliation of reported non-GAAP financial measures to their most directly comparable financial measures reported on a GAAP basis. The non-GAAP financial measures provide management the ability to measure and monitor performance both with and without the cost of aircraft fuel (including the gains and losses associated with our fuel hedging program where appropriate), fleet transition costs, and restructuring charges and adjustments. Because the cost and availability of aircraft fuel are subject to many economic and political factors beyond our control and we record changes in the fair value of our hedge portfolio in our income statement, it is our view that the measurement and monitoring of performance without fuel is important. In addition, we believe the disclosure of financial performance without fleet transition costs and restructuring charges and adjustments is useful to investors. Finally, these non-GAAP financial measures are also more comparable to financial measures reported to the Department of Transportation by other major airlines.

The following tables reconcile our non-GAAP financial measures to the most directly comparable GAAP financial measures for Alaska Airlines, Inc.:

Alaska Airlines, Inc.

(in millions, except for per-ASM unit information)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Mainline unit cost reconciliations:
Operating expenses	$714.2	$639.5	$1,383.4	$1,353.8
Less: regional flying costs	(74.1)	(4.0)	(141.5)	(7.9)

Mainline operating expenses	$640.1	$635.5	$1,241.9	$1,345.9
Mainline ASMs	6,140	5,834	11,834	11,373

Mainline operating expenses per ASM	10.43 ¢	10.89 ¢	10.49 ¢	11.83 ¢

Operating expenses	$714.2	$639.5	$1,383.4	$1,353.8
Less: regional flying costs	(74.1)	(4.0)	(141.5)	(7.9)
Less: aircraft fuel	(193.4)	(173.7)	(351.0)	(315.7)
Less: fleet transition costs	—	—	—	(131.1)
Less: restructuring charges and adjustments	—	(3.8)	—	(3.8)

Mainline operating expenses excluding fuel, fleet transition costs, and restructuring charges and adjustments	$446.7	$458.0	$890.9	$895.3
Mainline ASMs	6,140	5,834	11,834	11,373

Mainline operating expenses per ASM excluding fuel, fleet transition costs, and restructuring charges and adjustments	7.28 ¢	7.85 ¢	7.53 ¢	7.87 ¢

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Reconciliation to GAAP income (loss) before taxes:
Income before taxes, excluding mark-to-market hedging gains (losses), fleet transition costs, and restructuring charges and adjustments	$82.4	$79.6	$68.1	$87.2
Adjustments to reflect timing of gain or loss recognition resulting from mark-to-market accounting on fuel hedges	(1.5)	(3.3)	5.3	(4.5)
Less: fleet transition costs	—	—	—	(131.1)
Less: restructuring charges and adjustments	—	(3.8)	—	(3.8)

GAAP income (loss) before taxes as reported	$80.9	$72.5	$73.4	$(52.2)

Alaska Airlines Fuel Reconciliation

(in millions, except for per-gallon amounts)

	Three Months Ended June 30
	2007		2006
	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or “into-plane” fuel cost	$196.9	$2.20	$200.0	$2.25
Less: gains during the period on settled hedges	(5.0)	(0.06)	(29.6)	(0.33)

Economic fuel expense	$191.9	$2.14	$170.4	$1.92

Adjustments to reflect timing of gain or loss recognition resulting from mark-to-market accounting on fuel hedges	1.5	0.02	3.3	0.04

GAAP fuel expense	$193.4	$2.16	$173.7	$1.96

Fuel gallons	89.8		88.8

	Six Months Ended June 30
	2007		2006
	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or “into-plane” fuel cost	$362.8	$2.09	$366.6	$2.12
Less: gains during the period on settled hedges	(6.5)	(0.04)	(55.4)	(0.32)

Economic fuel expense	$356.3	$2.05	$311.2	$1.80

Adjustments to reflect timing of gain or loss recognition resulting from mark-to-market accounting on fuel hedges	(5.3)	(0.03)	4.5	0.02

GAAP fuel expense	$351.0	$2.02	$315.7	$1.82

Fuel gallons	173.9		173.3

Revenues

Total operating revenues increased $84.7 million, or 11.9%, during the second quarter of 2007 as compared to the same period in 2006. The majority of the increase resulted from the new Capacity Purchase Agreement with Horizon, with mainline revenues (defined as passenger revenues from those flights operating on Company jets plus freight, mail and other revenues) only contributing $18.1 million of the increase. The components of the Company’s revenue are summarized in the following table:

	Three Months Ended June 30
(in millions)	2007	2006	% Change
Passenger Revenue - Mainline	$663.3	$647.3	2.5
Freight and mail	26.3	25.6	2.7
Other - net	34.5	33.1	4.2

Total Mainline Revenues	$724.1	$706.0	2.6

Passenger Revenue - Regional flying	71.0	4.4	NM

Total Operating Revenues	$795.1	$710.4	11.9

Passenger Revenue – Mainline

Mainline passenger revenue increased 2.5% on a 5.2% increase in available seat miles offset by a 2.7% decline in passenger revenue per available seat mile (PRASM). The decline in PRASM was caused by a 1.6% decline in yields and a 0.8-point decline in load factor, from 79.3% to 78.5%. Market-specific results were mixed; however, our load factor declines were the largest in our Mexico markets, where we have seen significant new competitive capacity. We also believe the load factor declines are partly the result of the replacement of older aircraft with larger B737-800 and our substitution of all-passenger B737-400 aircraft in place of B737-400 combi aircraft that are being modified, without a commensurate increase in the number of passengers. Our load factor in July was 83.4% compared to 82.8% in the prior year. Our advance bookings currently suggest that load factors will be up slightly in August and September of 2007 compared to the same periods in 2006.

Passenger Revenue – Regional Flying

Passenger revenue – regional flying increased by $66.6 million to $71.0 million because of the new Capacity Purchase Arrangement (CPA) with Horizon.

Although the markets subject to the CPA have changed slightly compared to those included under the prior revenue-sharing arrangement, we believe it is useful to evaluate year-over-year revenue information to gauge actual trends in those markets. This factors out the impact of the intercompany capacity purchase agreement and, as a result, gives readers information about the aggregate impact to Air Group revenues. Total passenger revenue – regional flying recorded by the Company was $71.0 million. In 2006, Horizon recorded $56.5 million in revenues for markets covered by the revenue-sharing arrangement. Yields in those markets declined 8.6% and load factor increased 2.1 points.

During the second quarter, regional flying expenses exceeded regional passenger revenues by $3.1 million, bringing the year-to-date deficit to $13.2 million. However, revenues in the incentive markets covered by the CPA are highly seasonal in nature and, accordingly, we expect that passenger revenue – regional flying will exceed regional flying costs in the third quarter but fall below costs in the fourth quarter, resulting in a full-year loss from regional flying in excess of the year-to-date amount, but not a multiple of it. However, the reported results of regional flying do not reflect the total contribution of these flights to our mainline operation as many of the flights feed traffic from smaller cities.

Expenses

For the quarter, total operating expenses increased $74.7 million compared to the same period in 2006. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended June 30
Operating Expenses (in millions)	2007	2006	% Change
Mainline	$640.1	$635.5	0.7
Regional flying costs	74.1	4.0	NM

Total Operating Expenses	$714.2	$639.5	11.7

Mainline Operating Expenses

Total mainline operating costs for the second quarter of 2007 increased by $4.6 million or 0.7% to $640.1 million compared to $635.5 million in the same period of 2006. Higher fuel costs were mostly offset by declines in other areas, although there are a number of items described more fully below that affect the comparability between the second quarters of 2007 and 2006.

Wages and Benefits

Wages and benefits were nearly flat during the second quarter of 2007 compared to the same period in 2006. The second quarter of 2006 included a $2.7 million contract-signing bonus paid to our flight attendants and a $3.9 million increase in our retiree medical accrual. The number of full-time equivalent employees in 2007 increased 4.3%, largely as a result of our initiative to improve our on-time performance and other operational goals and an increase in the number of flight attendants as we transition to B737-800s, which have four flight attendants compared to three in the MD-80 aircraft that are being replaced.

Variable Incentive Pay

Variable incentive pay decreased $5.5 million, or 72.4%, to $2.1 million. The decrease is due to lower expected annual payouts under the various Air Group profit-based incentive plans, offset by higher expenses associated with our Operational Performance Rewards plan, which rewards employees for meeting monthly on-time and customer-satisfaction goals.

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

•

GAAP fuel expense – defined as raw fuel expense plus the effect of mark-to-market adjustments on settled and unsettled fuel hedges that we include in our income statement as the value of our fuel-hedging portfolio increases and decreases. By definition, our GAAP fuel expense is very volatile, even between quarters, because it includes these mark-to-market adjustments. A key difference between GAAP fuel expense and economic fuel expense is the timing of gain or loss recognition. When we refer to economic fuel expense, we include gains only when they are realized through a cash receipt from our hedge contract counterparties. Under GAAP fuel expense, those gains are recognized when the underlying instrument increases in value, which in the past has occurred in an earlier reporting period.

See page 28 for a reconciliation between GAAP fuel expense as reported in our statement of operations and economic fuel expense in total and on a per-gallon basis.

Aircraft fuel increased $19.7 million, or 11.3%, on slightly higher consumption as a result of a significant decline in the benefit realized from settled hedges contracts compared to the second quarter of 2006. The total cash benefit from hedges that settled during the period declined from $29.6 million in the second quarter of 2006 to $5.0 million in the second quarter of 2007. As a result, our economic fuel costs increased from $170.4 million to $191.9 million. Our economic fuel cost per gallon increased 11.5% over the second quarter of 2006 from $1.92 to $2.14. Based on current jet fuel prices, we expect our economic cost per gallon to be even higher during the third quarter of 2007.

Aircraft Maintenance

Aircraft maintenance decreased by $7.4 million, or 17.7%, compared to the prior-year quarter resulting largely from the benefits of our fleet transition as we replace our aging MD-80s and B737-200C aircraft with newer B737-800 and converted B737-400 aircraft, respectively. We estimate the savings from the fleet transition to be approximately $5.0 million during the quarter. We currently expect maintenance expense to exceed 2006 levels in the third and fourth quarters of 2007, given the expected timing of certain maintenance events.

Aircraft Rent

Aircraft rent declined slightly because of the buyout of five leased MD-80 aircraft in the third quarter of 2006. These leases were at high rates that were well above current market. The declines were offset by increases that resulted from the sale and short-term leaseback of substantially all of our owned MD-80s during the quarter (although at substantially lower rates) and the addition of two new leased B737-800 aircraft in the fourth quarter of 2006. We expect year-over-year increases in aircraft rent for the rest of the year as the full impact of the short-term leases is realized.

Landing Fees and Other Rentals

Landing fees and other rentals increased by $1.7 million, or 4.2%, compared to the second quarter of 2006 as a result of higher costs at Seattle-Tacoma International Airport and other airports. This was partially offset by the favorable resolution of the Los Angeles World Airports (LAWA) dispute, and the resulting $2.2 million credit recorded in the second quarter that represented a refund of excess amounts paid in February through June. We expect the year-over-year increases in the third and fourth quarters of 2007 to exceed the second quarter increase.

Selling Expenses

Selling expenses declined by $5.1 million, or 13.2%, compared to the second quarter of 2006 as a result of lower ticket distribution costs and credit card fees that resulted from new contracts that were put into place in the last quarter of 2006. The 2006 amount also included a significant increase in our accrual for Mileage Plan award costs and $0.3 million paid to Horizon under the revenue-sharing arrangement in designated markets that existed in 2006, compared to zero this year because of the new CPA. These declines were partially offset by higher advertising costs. We currently expect the downward trend in selling expenses to continue for the reasons described above for the balance of the year.

Depreciation and Amortization

Depreciation and amortization increased $3.4 million, or 10.6%, compared to the second quarter of 2006. This is primarily the result of 16 new owned B737-800 aircraft delivered since the beginning of the second quarter of 2006. As we continue to add new aircraft, we expect this trend to continue for the foreseeable future.

Other operating expenses

Other operating expenses increased because of higher passenger remuneration costs, crew costs, professional fees, software license and maintenance costs, and other costs, offset by lower liability insurance expenses because of better rates negotiated in December 2006.

Mainline Unit Costs per Available Seat Mile (CASM)

Operating costs per ASM (CASM) is an important metric in the industry and we use it to gauge the effectiveness of our cost-reduction efforts. Our effort to reduce unit costs focuses not only on controlling the actual dollars we spend, but also on increasing our capacity without adding a commensurate amount of cost. As was the case in 2006, our goal for the next two years is to grow capacity primarily through replacing our MD-80 aircraft with larger-gauge 737-800s.

Total mainline operating costs per available seat mile decreased from 10.89 cents per ASM to 10.43 cents per ASM in the second quarter of 2007. Total operating costs per ASM excluding fuel and restructuring charges recorded in 2006 decreased 7.3%, from 7.85 cents per ASM to 7.28 cents per ASM on a 5.2% increase in ASM capacity. However, the 7.3% decline is not indicative of the unit cost trends that are expected for the rest of the year. For the third quarter, we currently expect our unit costs excluding fuel to increase by 2% to 3% to 7.4 to 7.5 cents per ASM. Our full year unit costs excluding fuel are expected to fall by 2% to 3% to 7.5 to 7.6 cents per ASM. For a reconciliation between this measure and the most directly comparable GAAP measure, please refer to 27.

Regional Operating Expense

Regional flying costs increased $70.1 million, from $4.0 million in the second quarter of 2006 to $74.1 million in the second quarter of 2007. Of the total, $68.9 million was paid to Horizon under the new CPA for 333 million ASMs. The balance includes amounts paid to a third party for the Dutch Harbor flying (which approximated the amount paid in 2006) and certain administrative and information technology costs borne by the Company that are allocated to regional flying costs.

Nonoperating Income (Expense)

Nonoperating income (expense) netted to zero in the second quarter of 2007, compared to nonoperating income of $1.6 million for the same period of 2006. Interest income rose $1.8 million compared to the second quarter of 2006 as a result of increase in the intercompany receivable from Horizon. Interest expense increased $4.3 million primarily resulting from interest rate increases on our variable-rate debt and new debt arrangements in the second half of 2006 and the first half of 2007. This increase was partly offset by the conversion of our $150 million senior convertible notes to equity in April 2006, which eliminated further interest expense on those notes.

Capitalized interest increased $0.9 million because of the increase in pre-delivery deposits made in connection with aircraft orders. We expect that nonoperating expense will increase in 2007 as we continue to finance new aircraft deliveries, resulting in a higher average debt balance.

Income Tax Expense (Benefit)

See discussion below under “Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006.”

Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006

Our net income for the six months ended June 30, 2007 was $46.4 million, compared to a net loss in 2006 of $27.3 million. Our 2006 net loss includes a pretax charge of $131.1 million associated with our plan to transition out of the MD-80 fleet that was recorded in the first quarter of 2006, and a $3.8 million pretax restructuring charge associated with our voluntary severance offer to the Company’s flight attendants as part of an early-out program. Both periods include adjustments to reflect timing of gain and loss recognition resulting from mark-to-market fuel hedge accounting.

Excluding the above items, our pretax income would have been $68.1 million for the first six months of 2007 compared to pretax income of $87.2 million during the same period of 2006. We believe presentation of this non-GAAP financial measure provides useful information to investors and other readers because of the same reasons listed above in the three-month discussion.

Please refer to pages 26 through 28 for financial and statistical data, including a reconciliation between reported non-GAAP financial measures to the most directly comparable GAAP financial measures for the six months ended June 30, 2007.

Revenues

Total operating revenues increased $154.5 million, or 11.9%, during the first six months of 2007 as compared to the same period in 2006. The majority of the increase was due to the new Capacity Purchase Agreement with Horizon described above, with mainline revenues contributing only $35 million of the increase. The changes are summarized in the following table:

	Six Months Ended June 30
(in millions)	2007	2006	% Change
Passenger Revenue - Mainline	$1,209.2	$1,184.1	2.1
Freight and mail	47.0	46.1	2.0
Other - net	70.4	61.4	14.7

Total Mainline Revenues	$1,326.6	$1,291.6	2.7

Passenger Revenue - Regional flying	128.3	8.8	NM

Total Operating Revenues	$1,454.9	$1,300.4	11.9

Passenger Revenue – Mainline

Mainline passenger revenue for the first six months increased 2.1% on a 4.1% increase in available seat miles offset by a 1.8% decline in passenger revenues per available seat mile (PRASM). The decline in PRASM was caused by a 1.4-point decline in load factor, from 76.5% to 75.1%. The year-over-year yield was nearly flat for the six months ended June 30, 2007. Our load factor declines were the largest in our Mexico markets, where we have seen significant new competitive capacity. We also believe the load factor declines are partly the result of the replacement of older aircraft with larger B737-800 and our substitution of all-passenger B737-400 aircraft in place of B737-400 combi aircraft that are being modified, without a commensurate increase in the number of passengers.

Other-net revenues increased $9.0 million, or 14.7%, primarily as a result of higher commission revenue associated with the sale of mileage credits to our bank partner. When we sell mileage credits, we defer the majority of the proceeds and recognize that revenue when award travel takes place. Commission revenue represents the difference between the proceeds from the sale of miles and the amount we defer.

Passenger Revenue – Regional Flying

Passenger revenue – regional flying increased by $119.5 million because of the new Capacity Purchase Arrangement (CPA) with Horizon.

Although the markets subject to the CPA have changed slightly compared to those included under the prior revenue-sharing arrangement, we believe it is useful to evaluate year-over-year revenue information to gauge actual trends in those markets. This factors out the impact of the intercompany capacity purchase agreement and, as a result, gives readers information about the aggregate impact to Air Group revenues. Total passenger revenue – regional flying recorded by the Company in the first half of 2007 was $128.3 million. In 2006, Horizon recorded $106.1 million in revenues for markets covered by the revenue-sharing arrangement in the same period. Yields in those markets declined 8.8%, and load factor increased 0.9 pts.

During the six months ended June 30, 2007, regional flying expenses exceeded regional passenger revenues by $13.2 million. However, the reported results of regional flying do not reflect the total contribution of these flights to our mainline operation as many of the flights feed traffic from smaller cities.

Expenses

For the six months ended June 30, 2007, total operating expenses increased $29.6 million or 2.2% compared to the same period in 2006 as a result of a decline in mainline operating costs offset by new regional flying costs recorded under the new CPA with Horizon. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Six Months Ended June 30
Operating Expenses (in millions)	2007	2006	% Change
Mainline	$1,241.9	$1,345.9	(7.7)
Regional flying	141.5	7.9	NM

Total Operating Expenses	$1,383.4	$1,353.8	2.2

Mainline Operating Expenses

Total mainline operating costs decreased $104 million or 7.7% to $1,241.9 million during the first six months of 2007 compared to the same period in the last year. The decrease was primarily due to the $131.1 million fleet transition-related impairment charge recorded in 2006, offset by increases in other operating costs, which are more fully described below.

Wages and Benefits

Wages and benefits increased during the first six months of 2007 by $10.3 million, or 2.8%, primarily due to a 5.2% increase in full-time equivalents and higher wages compared to the same period in 2006. The number of full-time equivalent employees increased largely as a result of our initiative to improve our on-time performance and other operational goals and an increase in the number of flight attendants as we transition to B737-800s, which have four flight attendants, compared to three in the MD-80 aircraft that are being replaced. The first half of 2006 also included a $2.7 million contract-signing bonus paid to our flight attendants and a $3.9 million increase in our retiree medical accrual.

Variable Incentive Pay

Variable incentive pay for the first six months of 2007 decreased $4.2 million or 30.0%, compared to same period in 2006. The decrease results from lower expected annual payouts under the various Air Group profit-based incentive plans, offset by higher expenses associated with our Operational Performance Rewards plan.

Aircraft Fuel

Aircraft fuel increased $35.3 million, or 11.2%, on nearly flat consumption due to a significant decline in the benefit realized from settled hedge contracts compared to the same period in the prior year. The total cash benefit from hedges that settled during the period declined from $55.4 million in the first six months of 2006 to $6.5 million for the six months ended June 30, 2007. As a result, our economic fuel costs increased from $311.2 million in the first six months of 2006 to $356.3 million in the first six months of 2007. Our economic fuel cost per gallon increased 13.9% over the first six months of 2006 from $1.80 to $2.05.

See page 28 for a reconciliation between GAAP fuel expense as reported in our statement of operations and economic fuel expense in total and on a per-gallon basis.

Aircraft Maintenance

Aircraft maintenance decreased by $17.4 million, or 20.2%, during the first six months of 2007, compared to the same period in the prior year, resulting largely from the benefits of our fleet transition.

Aircraft Rent

Aircraft rent declined because of the buyout of five leased MD-80 aircraft in the third quarter of 2006. These leases were at high rates that were well above current market rates. These declines were offset by increases that resulted from the sale and short-term leaseback of substantially all of our owned MD-80 aircraft during the second quarter (although at substantially lower rates) and the addition of two new leased B737-800 aircraft in the fourth quarter of 2006.

Landing Fees and Other Rentals

Landing fees and other rentals increased by $6.6 million, or 8.5%, compared to the first six months of 2006 as a result of higher costs at Seattle-Tacoma International Airport and other airports. The year-over-year comparison was also impacted by a $1.5 million credit from the Port of Seattle related to the final true-up of 2005 rates recorded in the 2006 period.

Selling Expenses

Selling expenses declined by $8.2 million, or 11.2%, compared to the first six months of 2006 as a result of lower ticket distribution costs and credit card fees that resulted from new contracts that were put into place in the last quarter of 2006. The 2006 amount also included $1.5 million paid to Horizon under the revenue-sharing arrangement in certain designated markets that existed in 2006, compared to zero this year because of the new CPA. These declines were partially offset by higher advertising costs.

Depreciation and Amortization

Depreciation and amortization increased $6.6 million, or 10.2%, compared to the first six months of 2006. This is primarily the result of 10 new B737-800 aircraft delivered in 2006 and seven new B737-800 aircraft delivered in the first six months of 2007.

Mainline Unit Costs per Available Seat Mile (CASM)

Total mainline operating costs per available seat mile decreased from 11.83 cents per ASM to 10.49 cents per ASM in the first six months of 2007. Total operating costs per ASM excluding fuel, fleet transition costs and restructuring charges recorded in 2006 decreased 4.3%, from 7.87 cents per ASM to 7.53 cents per ASM on a 4.1% increase in ASM capacity.

Regional Operating Expense

Regional flying costs increased $133.6 million, from $7.9 million for the first six months of 2006 to $141.5 million for the six months ended June 30, 2007. Of the total, $131.2 million was paid to Horizon under the new CPA for 630 million ASMs. The balance includes amounts paid to a third party for the Dutch Harbor flying (which approximated the amount paid in 2006) and certain administrative and information technology costs borne by the Company allocated to the regional flying expense.

Nonoperating Income (Expense)

Net nonoperating income was $1.9 million in the first six months of 2007 compared to $1.2 million in the same period of 2006. The reasons for the changes to the components of nonoperating expense are consistent with those in the three-month discussion.

Income Tax Expense (Benefit)

We file a consolidated tax return with Air Group and other Air Group subsidiaries. Each member of the consolidated group calculates its tax provision and tax liability, if applicable, on a separate-entity basis. Accounting standards require us to provide for income taxes each quarter based on either our estimate of the effective tax rate for the full year or the actual year-to-date rate if it is our best estimate of our annual expectation. For the six months of 2007, we used the actual year-to-date effective tax rate, as we believe it to be our best estimate of the full-year rate at this time. Our effective income tax benefit rate on the pre-tax income for the first six months of 2007 was 36.8%. In arriving at this rate, we considered a variety of factors, including year-to-date pre-tax results, the U.S. federal rate of 35%, estimated year-to-date nondeductible expenses and estimated state income taxes. The effective rate for the first half of the year was positively affected by a $1.7 million credit that resulted from the favorable impact of the state income tax matter referred to in Note 11. Excluding this benefit, our effective benefit rate would have been approximately 39%.

We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is highly dependent on the level of pre-tax income or loss and the magnitude of any nondeductible expenses in relation to that pre-tax amount.

Critical Accounting Estimates

For information on our critical accounting estimates, see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006. For information about the impact of recently released accounting standards, see Note 1 to the condensed financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the major indicators of financial condition and liquidity.

	June 30, 2007	December 31, 2006	Change
(in millions, except per-share and debt-to-capital amounts)
Cash and marketable securities	$987.9	$1,014.0	$(26.1)
Working capital	401.7	319.9	81.8
Long-term debt, net of current portion	1,111.3	963.5	147.8
Shareholder’s equity	726.3	672.5	53.8
Long-term debt-to-capital	60%: 40%	59%: 41%	NA
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	72%: 28%	72%: 28%	NA

During the six months ended June 30, 2007, our cash and marketable securities decreased $26.1 million to $987.9 million.

Cash Provided by Operating Activities

During the first six months of 2007, net cash provided by operating activities was $89.7 million, compared to $202.0 million generated during the same period of 2006. The decline of $112.3 million was primarily due to the lower cash benefit of fuel hedges settled during the period, coupled with a increase in the receivable from Horizon and a modest increase in other operating costs. This was offset by the increase in revenues and lower cash contributions to our defined-benefit pension plan during the first six months of 2007. We contributed $35.0 million to our defined-benefit pension plan in the first six months of 2007 compared to $71.9 million during the same period of 2006.

Cash Used in Investing Activities

Our investing activities are primarily made up of capital expenditures associated with our fleet transition program and, to a lesser extent, purchases and sales of marketable securities. Cash used in investing activities was $298.0 million during the first six months of 2007, compared to $277.5 million during the same period of 2006. Our capital expenditures grew by $68.2 million as a result of the increase in pre-delivery payments made for future deliveries and the purchase of seven B737-800s, versus the purchase of four B737-800s in the first six months of 2006. This was partially offset by the proceeds from sale of our MD-80s of approximately $50 million, which were subsequently leased back. We expect capital expenditures to be approximately $570 million during all of 2007.

Cash Provided by Financing Activities

We are currently financing a large portion of our capital spending with debt financing. Net cash provided by financing activities was $135.9 million during the first six months of 2007 compared to $142.7 million during the same period of 2006. We obtained debt financing of $196.1 million for six new B737-800 aircraft. Offsetting this increase were normal long-term debt payments of $60.2 million.

We plan to meet our significant capital and operating commitments through internally generated funds from operations and cash and marketable securities on hand at June 30, 2007, along with additional debt financing and proceeds from our pre-delivery payment facility. We have financing already in place for 13 of the B737-800s that will be delivered throughout the balance of 2007 and through 2009.

Pre-delivery Payment Facility

The Company’s $172 million variable-rate revolving loan facility is available to provide a portion of the pre-delivery funding requirements of the Company’s purchase of new Boeing 737-800 aircraft under the current aircraft purchase agreement. The facility expires on August 31, 2009. The interest rate is based on one-month LIBOR plus a specified margin. Any borrowings will be secured by the Company’s rights under the Boeing purchase agreement. (The principal amounts outstanding on the facility relate to specified aircraft and will be repaid at the time that the Company takes delivery of the aircraft, if not sooner.) As of June 30, 2007, $17.0 million was outstanding. No amounts were borrowed during the first half of 2007, although we may use the facility in the future to fund additional pre-delivery payments.

Line of Credit Modification

See page 24 for information about modifications to our $160 million line of credit.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Aircraft Purchase Commitments

At June 30, 2007, we had firm orders for 36 aircraft requiring aggregate payments of approximately $966 million, as set forth below. In addition, the Company has options to acquire 47 additional B737-800s. We expect to finance the firm orders and, to the extent exercised, the option aircraft through long-term debt, operating lease arrangements, or internally generated cash.

During the first six months of 2007, we took delivery of seven B737-800 aircraft, all of which were paid for with cash on hand and then six were subsequently financed with fixed and variable-rate debt arrangements.

The following table summarizes aircraft purchase commitments as of June 30, 2007 and payments by year:

Delivery Period - Firm Orders

Aircraft	July 1 - December 31 2007	2008	2009	2010	2011	Total
Boeing 737-800	7	16	4	6	3	36

Payments (Millions)	$240.9	$374.8	$159.5	$146.0	$44.9	$966.1

Giving consideration to the current fleet transition plans, the following table displays the currently anticipated fleet count as of the end of the second quarter and each remaining quarter in 2007 and at December 31, 2006 and 2008:

	31-Dec-06	30-Jun-07	30-Sep-07	31-Dec-07	31-Dec-08
737-200C*	2	—	—	—	—
MD-80	23	20	17	15	—
737-400	39	35	35	34	32
737-400F*	1	1	1	1	1
737-400C*	—	4	4	5	5
737-700	22	20	20	20	20
737-800**	15	22	25	29	46
737-900	12	12	12	12	12

Totals	114	114	114	116	116

*	F=Freighter; C=Combination freighter/passenger

**	The total includes one leased aircraft in 2008.

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of June 30, 2007. This table excludes contributions to our various pension plans, which we expect to be approximately $50 million to $80 million per year through 2011.

(in millions)	July 1 - December 31 2007	2008	2009	2010	2011	Beyond 2011	Total
Current and long-term debt obligations	$40.9	$87.5	$92.7	$99.8	$128.5	$747.2	$1,196.6
Current and long-term portions of the pre-delivery payment facility	17.0	—	—	—	—	—	17.0
Operating lease commitments (1)	67.5	157.2	138.4	129.4	102.2	382.2	976.9
Aircraft purchase commitments	240.9	374.8	159.5	146.0	44.9	—	966.1
Interest obligations (2)	40.9	78.5	70.7	64.2	57.3	182.0	493.6
Other purchase obligations (3)	13.5	29.7	30.0	30.3	30.6	93.6	227.7

Total	$420.7	$727.7	$491.3	$469.7	$363.5	$1,405.0	$3,877.9

(1)	Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases. The aircraft operating leases include lease obligations for four leased MD-80 aircraft, all of which we intend to retire earlier than expected in connection with our fleet transition plan.

(2)	For variable-rate debt, future obligations are shown above using interest rates in effect as of June 30, 2007.

(3)	Includes minimum obligations under our long-term power-by-the-hour maintenance agreement.

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

There have been no material changes in market risk from the information provided in Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our 2006 10-K except as follows:

Market Risk – Aircraft Fuel

Currently, our fuel-hedging portfolio consists almost exclusively of crude oil call options. We utilize the contracts in our portfolio as hedges to decrease our exposure to the volatility of jet fuel prices. Call options are designed to effectively cap our cost of the crude oil component of fuel prices, allowing us to limit our exposure to increasing fuel prices. With these call option contracts, we still benefit from the decline in crude oil prices as there is no downward exposure other than the premiums that we pay to enter into the contracts. Although to a lesser extent, we also use collar structures for fuel hedging purposes. We believe there is risk in not hedging against the possibility of fuel price increases. We estimate that a 10% increase or decrease in crude oil prices as of June 30, 2007 would increase or decrease the fair value of our hedge portfolio by approximately $23.4 million and $20.5 million, respectively.

We have fuel purchase contracts that fix the refining margin we pay for approximately 50% of our fuel consumption in the third quarter of 2007.

Our portfolio of fuel hedge contracts was worth $61.7 million at June 30, 2007, including $31.2 million of capitalized premiums paid to counterparties, compared to a portfolio value of $59.1 million at December 31, 2006.

Please refer to page 28, as well as to Note 5 in the notes to the condensed financial statements, for company-specific data on the results of our fuel-hedging program, as well as a summary of hedge positions as of June 30, 2007.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our certifying officers, on a timely basis.

Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Late in the second quarter of 2007, the Company and Horizon began the conversion to an integrated Human Resources, Benefits and Payroll system. Prior to the conversion, the companies operated on separate systems. This automated system conversion was completed in early July 2007. There were no changes to the Company’s internal control over financial reporting, including the changes described above, identified in management’s evaluation during the fiscal quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

Grievance with International Association of Machinists

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with the Company alleging that the Company violated the CBA by, among other things, subcontracting the Ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007. A second round of hearings took place in April with a third round in late June. A final hearing date is scheduled in late August. Most likely a decision from the arbitrator will not be issued until early to mid 2008.

Dispute with Los Angeles World Airports

Despite more than a year of negotiations to reach a mutual agreement, in December 2006, we were notified by the City of Los Angeles that terminal charges related to our operations at Los Angeles International Airport (LAX) would be unilaterally increased dramatically for 2007 and beyond. Additionally, maintenance and operations fees were increased retroactively to January 2006. These increases were made applicable for all airlines operating in Terminals 1 and 3 at LAX, but were not imposed on airlines operating in Terminals 2 and 4 through 8, because of their long-term leases currently in effect. The Company, along with other airlines in Terminals 1 and 3, filed a complaint against Los Angeles World Airports (LAWA) with the Department of Transportation alleging that the amount and duration of the disparities in terminal charges among the carriers at LAX are unreasonable and unjustly discriminatory as they apply to the carriers at Terminals 1 and 3. Additionally, the Company believes these charges violate DOT and FAA policies and regulations, as well as other federal statutes. In April, a DOT Administrative Law Judge heard the complaint and issued an opinion in favor of the carriers in mid-May. In June 2007, the Secretary of Transportation issued a final decision ruling in favor of the carriers, and in July, ordered LAWA to repay the excess charges from February through June. LAWA issued a credit to Alaska Airlines in July 2007 in the amount of $2.2 million. LAWA appealed the decision to a Federal Circuit Court of Appeals. The carriers have filed cross appeals over certain aspects of the DOT ruling.

Other

We are a party to routine litigation matters incidental to its business and with respect to which no material liability is expected.

Management believes the ultimate disposition of the matters discussed above is not likely to materially affect the Company’s financial position or results of operations. This forward-looking statement is based on management’s current understanding of the relevant law and facts, and it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

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

See Exhibit Index on page 46.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA AIRLINES, INC.

Registrant

Date: August 13, 2007

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