Form 10-Q
period 2007-09-30
ALASKA AIRLINES INC
filed 2007-11-09
CIK 3202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

The registrant meets the conditions specified in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The registrant has 500 common shares, par value $1.00, outstanding at September 30, 2007.

ALASKA AIRLINES, INC.

Quarterly Report on Form 10-Q for the three months ended September 30, 2007

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

PART I. FINANCIAL INFORMATION

Item 1:	Condensed Financial Statements

CONDENSED BALANCE SHEETS (unaudited)

Alaska Airlines, Inc.

ASSETS

(In millions)	September 30, 2007	December 31, 2006
Current Assets
Cash and cash equivalents	$80.3	$230.8
Marketable securities	807.7	783.2

Total cash and marketable securities	888.0	1,014.0
Securities lending collateral	109.9	111.3
Receivables from related companies	300.9	59.1
Receivables - net	146.2	118.9
Inventories and supplies - net	20.8	18.8
Deferred income taxes	88.6	128.0
Fuel hedge contracts	50.9	39.5
Prepaid expenses and other current assets	50.7	38.0

Total Current Assets	1,656.0	1,527.6

Property and Equipment
Aircraft and other flight equipment	2,330.2	2,057.8
Other property and equipment	478.0	449.5
Deposits for future flight equipment	403.5	362.7

	3,211.7	2,870.0
Less accumulated depreciation and amortization	844.3	788.8

Total Property and Equipment - Net	2,367.4	2,081.2

Fuel Hedge Contracts	12.2	19.6

Other Assets	83.8	83.6

Total Assets	$4,119.4	$3,712.0

See accompanying notes to condensed financial statements.

CONDENSED BALANCE SHEETS (unaudited)

Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER’S EQUITY

(In millions except share amounts)	September 30, 2007	December 31, 2006
Current Liabilities
Accounts payable	$70.7	$70.2
Payables to related companies	80.8	71.8
Accrued aircraft rent	50.2	51.2
Accrued wages, vacation and payroll taxes	84.8	121.8
Other accrued liabilities	392.4	356.7
Air traffic liability	406.0	310.5
Securities lending obligation	109.9	111.3
Current portion of long-term debt	92.2	114.2

Total Current Liabilities	1,287.0	1,207.7

Long-Term Debt, Net of Current Portion	1,086.5	963.5

Other Liabilities and Credits
Deferred income taxes	128.3	95.5
Deferred revenue	365.5	328.3
Other liabilities	434.7	444.5

	928.5	868.3

Commitments and Contingencies
Shareholder’s Equity
Common stock, $1 par value Authorized: 1,000 shares Issued: 2007 and 2006 - 500 shares	—	—
Capital in excess of par value	624.6	617.5
Accumulated other comprehensive loss	(181.6)	(191.4)
Retained earnings	374.4	246.4

	817.4	672.5

Total Liabilities and Shareholder’s Equity	$4,119.4	$3,712.0

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

Alaska Airlines, Inc.

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2007	2006	2007	2006
Operating Revenues
Passenger	$731.5	$698.4	$1,940.7	$1,882.5
Freight and mail	25.9	25.7	72.9	71.8
Other - net	35.4	31.6	105.8	93.0

Total mainline operating revenues	792.8	755.7	2,119.4	2,047.3
Passenger - purchased capacity	81.2	4.2	209.5	13.0

Total Operating Revenues	874.0	759.9	2,328.9	2,060.3

Operating Expenses
Wages and benefits	189.0	190.3	561.9	552.9
Variable incentive pay	1.4	3.3	11.2	17.3
Aircraft fuel, including hedging gains and losses	204.3	251.5	555.3	567.2
Aircraft maintenance	39.0	32.4	107.8	118.6
Aircraft rent	29.1	26.4	83.3	84.6
Landing fees and other rentals	43.3	40.5	127.3	117.9
Contracted services	31.6	29.1	91.2	87.3
Selling expenses	34.3	36.8	99.3	110.0
Depreciation and amortization	35.1	35.2	106.1	99.6
Food and beverage service	12.2	12.6	34.8	36.1
Other	42.0	40.8	125.0	118.4
Fleet transition costs	—	58.4	—	189.5
Restructuring charges and adjustments	—	28.6	—	32.4

Total mainline operating expenses	661.3	785.9	1,903.2	2,131.8
Purchased capacity costs	80.6	3.2	222.1	11.1

Total Operating Expenses	741.9	789.1	2,125.3	2,142.9

Operating Income (Loss)	132.1	(29.2)	203.6	(82.6)

Nonoperating Income (Expense)
Interest income	17.2	14.6	49.7	41.2
Interest expense	(22.4)	(19.9)	(64.9)	(53.5)
Interest capitalized	6.8	6.1	19.1	15.5
Other - net	—	0.5	(0.4)	(0.7)

	1.6	1.3	3.5	2.5

Income (loss) before income tax	133.7	(27.9)	207.1	(80.1)

Income tax expense (benefit)	52.1	(7.8)	79.1	(32.7)

Net Income (Loss)	$81.6	$(20.1)	$128.0	$(47.4)

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY (unaudited)

Alaska Airlines, Inc.

(In millions)	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at December 31, 2006	$0.0	$617.5	$(191.4)	$246.4	$672.5

Net income for the nine months ended September 30, 2007				128.0	128.0
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value			2.9
Reclassification to earnings			(0.5)
Income tax effect			(0.9)

			1.5		1.5

Adjustments related to employee benefit plans:			13.3
Income tax effect			(5.0)

			8.3		8.3

Total comprehensive income					137.8

Stock-based compensation		7.1			7.1

Balances at September 30, 2007	$0.0	$624.6	$(181.6)	$374.4	$817.4

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

Alaska Airlines, Inc.

Nine Months Ended September 30 (In millions)	2007	2006
Cash flows from operating activities:
Net income (loss)	$128.0	$(47.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Fleet transition costs, including impairment charge	—	189.5
Restructuring charges and adjustments	—	32.4
Depreciation and amortization	106.1	99.6
Stock-based compensation	7.1	4.9
Changes in fair values of open fuel hedge contracts	(4.0)	62.7
Loss (gain) on sale of assets	(3.5)	0.6
Changes in deferred income taxes	80.4	(29.4)
Increase in receivables (including from related companies)	(269.1)	(61.8)
Increase in prepaid expenses and other current assets	(15.4)	(20.0)
Increase in air traffic liability	94.6	66.5
Increase in other current liabilities	5.9	24.2
Increase in deferred revenue and other-net	28.7	17.3

Net cash provided by operating activities	158.8	339.1

Cash flows from investing activities:
Proceeds from disposition of assets	59.5	—
Purchases of marketable securities	(863.2)	(591.6)
Sales and maturities of marketable securities	841.4	549.2
Property and equipment additions:
Aircraft and aircraft purchase deposits	(394.5)	(369.7)
Other flight equipment	(20.2)	(23.8)
Other property and equipment	(32.0)	(28.8)
Restricted deposits and other	(1.3)	15.2

Net cash used in investing activities	(410.3)	(449.5)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	196.1	228.0
Long-term debt payments	(95.1)	(38.6)

Net cash provided by financing activities	101.0	189.4

Net change in cash and cash equivalents	(150.5)	79.0
Cash and cash equivalents at beginning of year	230.8	73.3

Cash and cash equivalents at end of period	$80.3	$152.3

Supplemental disclosure of cash paid during the period for:
Interest (net of amount capitalized)	$43.2	$33.1
Income taxes	—	1.2
Noncash investing and financing activities:
Equity contribution from parent company	—	160.2
Reduction in intercompany payables and receivables	—	40.2
Debt assumed in purchase of MD-80 aircraft	—	11.6
Net change in discounts and premiums on long-term debt	—	0.9

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

Alaska Airlines, Inc.

Note 1. Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

The accompanying unaudited condensed financial statements of Alaska Airlines, Inc. (Alaska or the Company) should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Alaska Airlines, Inc., an Alaska corporation, is a wholly-owned subsidiary of Alaska Air Group, Inc. (Air Group), a Delaware corporation. In the opinion of management, all adjustments have been made which are necessary to present fairly the Company’s financial position as of September 30, 2007, as well as the results of operations for the three and nine months ended September 30, 2007 and 2006. The adjustments made were of a normal recurring nature.

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

Securities Lending

The Company lends certain marketable securities to third parties for a period of less than one year. During the period in which these securities are loaned to the third parties, the Company requires cash collateral for 102% of the daily market value of the loaned securities. As of September 30, 2007, the Company had $107.4 million of securities on loan under the program. These affected securities are included as marketable securities under current assets on the condensed balance sheets.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No.157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. SFAS 157 is intended to eliminate the diversity in practice associated with measuring fair value under existing accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument-by-instrument basis, is typically irrevocable once elected. This statement is effective for fiscal years beginning after November 15, 2007, and early adoption is allowed under certain circumstances. The Company does not expect this statement to have a significant impact on the Company’s financial position, results of operations or cash flows.

Note 2. Fleet Transition

Alaska Transition to All-Boeing 737 Fleet

During the first quarter of 2006, the Company recorded an impairment charge totaling $131.1 million (pretax) to write down its 15 owned MD-80 operating aircraft to their estimated fair market value. This charge was based on a Board of Directors decision to remove those aircraft from service by the end of 2008, which is earlier than the original retirement schedule.

In the third quarter of 2006, the Company purchased five MD-80 aircraft from lessors and, in conjunction with the purchases, terminated the leases for those five aircraft, resulting in a pretax charge of $58.4 million.

During the second quarter of 2007, the Company sold 19 of its 20 owned MD-80s, and sold the 20th aircraft subsequent to the end of the third quarter. The majority of these aircraft are being leased from the buyer under short-term lease arrangements that will allow the Company to maintain the current MD-80 retirement schedule through December 2008.

The Company currently has four MD-80 aircraft under long-term lease arrangements that it plans to cease operating before the end of the lease term. Management anticipates that once these aircraft have been removed from operation, the Company will dispose of these aircraft through a lease buy-out, a sublease arrangement, or store them at a long-term storage facility. It is likely that the Company will record a charge in its statement of operations if any of these options occurs.

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

The Company paid $76.1 million and $0.7 million to Horizon under the CPA agreement and the prior revenue sharing arrangement for the quarters ended September 30, 2007 and 2006, respectively, and $207.3 million and $2.2 million during the nine months ended September 30, 2007 and 2006, respectively.

Intercompany Services

The Company also provides certain services to Horizon for which the Company receives payment from Horizon based on the cost of the services, including personnel expenses related to development and maintenance of certain information and communication systems, processing Horizon’s revenue transactions, accounting and payroll services, and other administrative services. The Company also pays certain leasing and other facilities costs on Horizon’s behalf that are reimbursed monthly by Horizon. Total amount received by the Company from Horizon was $2.7 million and $2.8 million for the quarters ended September 30, 2007 and 2006, respectively, and $8.1 million and $8.2 million for the nine months ended September 30, 2007 and 2006, respectively.

In the normal course of business, Alaska and Horizon each provide certain ground handling services to the other company. Charges for ground services provided by the Company to Horizon totaled $2.0 million and $1.6 million during the quarters ended September 30, 2007 and

2006, respectively, and $5.2 million and $4.5 million during the nine months ended September 30, 2007 and 2006, respectively. Charges for ground services provided by Horizon to the Company totaled $2.6 million and $2.8 million for the quarters ended September 30, 2007 and 2006, respectively, and $7.6 million and $7.5 million for the nine months ended September 30, 2007 and 2006, respectively.

The Company also advances Horizon funds at varying interest rates. All amounts are payable on demand. Interest income recognized related to the Horizon receivable totaled $3.6 million and $0.6 million for the quarters ended September 30, 2007 and 2006, respectively, and $8.5 million and $2.6 million for the nine months ended September 30, 2007 and 2006, respectively. Offsetting this amount is interest paid to Horizon on ticket sales processed by Alaska. Interest expense related to these ticket sales was $0.9 million and $0.7 million for the quarters ended September 30, 2007 and 2006, respectively, and $2.7 million and $1.9 million for the nine months ended September 30, 2007 and 2006, respectively.

At September 30, 2007, receivables from related companies include $272.7 million from Horizon, $8.1 million from Alaska Air Group Leasing (AAGL) and $20.1 million from Air Group. At September 30, 2007, payables to related companies include $1.2 million to Horizon, $0.6 million to AAGL and $79.0 million to Air Group. The receivable from Horizon has increased significantly from December 31, 2006 as a result of purchases of new Q400 aircraft by the Company on behalf of Horizon.

Note 4. Restructuring Charges

In July 2006, the Company reached new four-year agreements with employees represented by the International Association of Machinists. Among other items, the agreements included a voluntary severance package offered to certain of these employees. The total amount of the charge was $28.6 million and was recorded as restructuring charges in the statement of operations during the third quarter of 2006.

The accrual for severance and related costs is included in accrued wages, vacation, and payroll taxes in the condensed balance sheets.

The following table displays the activity and balance of the severance and related cost components of the Company’s restructuring accrual as of and for the nine months ended September 30, 2007 and 2006. Substantially all of the accrual at December 31, 2006 and September 30, 2007 relates to the severance package described above.

Accrual for Severance and Related Costs ($ in millions)	2007	2006
Balance at December 31, 2006 and 2005, respectively	$19.9	$3.1
Restructuring charges	—	32.4
Cash payments	(18.5)	(5.7)

Balance at September 30	$1.4	$29.8

The Company expects to make the remaining cash payments within the next six months.

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

The following table summarizes the components of aircraft fuel expense for the three and nine months ended September 30, 2007 and 2006 (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Raw or “into-plane” fuel cost	$222.4	$218.9	$585.2	$585.5
Changes in value and settlement of fuel hedge contracts	(18.1)	32.6	(29.9)	(18.3)

Aircraft fuel expense	$204.3	$251.5	$555.3	$567.2

The Company realized gains of $14.1 million and $23.6 million during the three months ended September 30, 2007 and 2006, respectively, on fuel hedge contracts that settled during the period. Gains on the settled hedges were $20.6 million and $79.0 million during the nine months ended September 30, 2007 and 2006, respectively.

Outstanding fuel hedge positions as of September 30, 2007 are as follows:

Quarter	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Approximate Crude Oil Price per Barrel
Fourth Quarter 2007	50%	44.1	$62.27
First Quarter 2008	40%	34.4	$62.62
Second Quarter 2008	33%	29.7	$64.10
Third Quarter 2008	27%	26.0	$64.93
Fourth Quarter 2008	29%	25.1	$65.03
First Quarter 2009	5%	4.7	$67.68
Second Quarter 2009	5%	4.9	$67.50
Third Quarter 2009	6%	5.3	$68.25
Fourth Quarter 2009	5%	4.5	$67.20

As of September 30, 2007 and December 31, 2006, the fair values of the Company’s fuel hedge positions were $63.1 million and $59.1 million, respectively, including capitalized premiums of $28.6 million and $33.8 million, respectively, and are presented as both current and non-current assets in the condensed balance sheets, depending on settlement dates.

Note 6. Other Assets

Other assets consisted of the following (in millions):

	September 30, 2007	December 31, 2006
Restricted deposits (primarily restricted investments)	$72.1	$70.5
Deferred costs and other assets	11.7	13.1

	$83.8	$83.6

Note 7. Mileage Plan

Alaska’s Mileage Plan deferred revenue and related liabilities are included under the following balance sheet captions (in millions):

	September 30, 2007	December 31, 2006
Current Liabilities:
Other accrued liabilities	$224.4	$196.6
Other Liabilities and Credits (non-current):
Deferred revenue	365.5	328.3
Other liabilities	21.0	20.7

	$610.9	$545.6

Alaska’s Mileage Plan revenue is included under the following statement of operations captions for the three and nine months ended September 30, 2007 and 2006 (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Passenger revenues	$35.0	$24.0	$95.6	$75.3
Other-net revenues	27.0	23.6	80.5	69.8

	$62.0	$47.6	$176.1	$145.1

Note 8. Long-term Debt

At September 30, 2007 and December 31, 2006, long-term debt obligations were as follows (in millions):

	September 30, 2007	December 31, 2006
Fixed-rate notes payable due through 2022	$745.1	$664.5
Variable-rate notes payable due through 2022	425.0	374.0
Pre-delivery payment facility expiring in 2009	8.6	39.2

Long-term debt	1,178.7	1,077.7
Less current portion	(92.2)	(114.2)

	$1,086.5	$963.5

During the first nine months of 2007, the Company borrowed $196.1 million using fixed-rate and variable-rate debt secured by flight equipment and made payments of $95.1 million, including $30.6 million on its pre-delivery payment facility.

Note 9. Employee Benefit Plans

Pension Plans — Qualified Defined Benefit

Net pension expense for the three and nine months ended September 30, 2007 and 2006 included the following components (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Service cost	$13.3	$14.1	$39.9	$38.7
Interest cost	15.0	15.3	45.0	40.7
Expected return on assets	(16.3)	(14.9)	(48.9)	(39.9)
Curtailment loss*	—	0.3	—	0.3
Amortization of prior service cost	1.0	1.2	3.0	3.6
Actuarial loss	3.0	5.8	9.0	13.6

Net pension expense	$16.0	$21.8	$48.0	$57.0

*	In connection with the reduction in employees as discussed in Note 4, the Company recorded curtailment charges. These charges are included in restructuring charges in the condensed financial statements.

The Company contributed $17.5 million and $52.5 million to its qualified defined-benefit plans during the three and nine months ended September 30, 2007. We continue to evaluate the amount of additional funding for the remainder of 2007. The Company made no plan contributions during the three-month period ended September 30, 2006 and $71.9 million in plan contributions during the nine-month period ended September 30, 2006.

Pension Plans — Nonqualified Defined Benefit

Net pension expense for the unfunded, noncontributory defined benefit plans was $0.9 million and $2.7 million for the three and nine months ended September 30, 2007, respectively, compared to $1.0 million and $3.0 million for the three and nine months ended September 30, 2006.

Post-retirement Medical Benefits

Net periodic benefit cost for the post-retirement medical plans for the three and nine months ended September 30 included the following components (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Service cost	$1.2	$1.3	$3.6	$4.0
Interest cost	1.4	1.1	4.2	3.2
Amortization of prior service cost	(0.1)	—	(0.3)	3.3
Actuarial loss	0.4	0.4	1.2	1.2

Net periodic benefit cost	$2.9	$2.8	$8.7	$11.7

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

During the nine months ended September 30, 2007, 161,215 options were granted with a weighted-average fair value of $19.44. During the same period in the prior year, 197,980 options were granted with a weighted-average fair value of $18.35.

The Company recorded stock-based compensation expense related to stock options of $2.4 million and $2.1 million for the nine months ended September 30, 2007 and 2006, with corresponding tax benefits of $0.9 million and $0.8 million, respectively. As of September 30, 2007, $6.6 million of compensation cost associated with unvested stock option awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 1.5 years.

Restricted Stock Awards

During the nine months ended September 30, 2007, Air Group awarded 59,116 restricted stock units (RSUs) to certain Alaska employees, with grant date fair values of $2.4 million. This amount reflects the value of the total RSU awards at the grant date based on the closing price of Air Group’s common stock. Compensation cost for RSUs is recognized over three years from the date of grant as the awards “cliff vest” after three years. The Company recorded stock-based compensation expense related to RSUs of $3.4 million and $2.1 million during the nine months ended September 30, 2007 and 2006, respectively.

As of September 30, 2007, $6.0 million of compensation cost associated with unvested restricted stock awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 11 months.

Performance Stock Awards

During the first quarter of 2007, Air Group awarded Performance Share Unit awards (PSUs) to certain executives. PSUs are similar to RSUs, but vesting is based on a performance condition tied to the Air Group achieving a specified pretax margin over a three-year period. The PSU plan allows a portion of the PSUs to vest even if the specified pretax margin falls below the target, and additional shares to be granted if the margin target is exceeded, subject to a maximum. The Company intends to regularly review its assumptions about meeting the performance goal and expected vesting, and to adjust the related compensation expense accordingly. The Company recorded compensation expense related to PSUs of $0.4 million for the nine months ended September 30, 2007.

Employee Stock Purchase Plan

Compensation expense recognized under the Employee Stock Purchase Plan was $0.9 million and $0.7 million for the nine months ended September 30, 2007 and 2006, respectively.

Note 11. Income Taxes

The Company files a consolidated tax return with Air Group subsidiaries. Each member of the consolidated group calculates the tax provision and related balance sheet amounts on a separate entity basis.

In July 2006, the FASB issued FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). The purpose of FIN 48 is to clarify certain aspects of the recognition and measurement related to accounting for income tax uncertainties. Under FIN 48, the impact of an uncertain income tax position must be recognized at the largest amount that is more likely than not of being sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The Company was subject to the provisions of FIN 48 as of January 1, 2007. Upon adoption, no cumulative effect of accounting change was necessary or recorded in the condensed financial statements. The total amount of unrecognized tax benefits as of the date of adoption was $16.5 million. This number includes a $15.1 million increase in the tax liability and a corresponding increase in deferred tax assets for unrecognized tax benefits as a result of the implementation of FIN 48 and $1.4 million of tax benefits that, if recognized, would impact the effective tax rate.

Accrued interest on tax positions is recorded as a component of interest expense. Total accrued interest on tax positions included in the FIN 48 liability was zero at January 1, 2007 and $0.3 million at September 30, 2007. No penalties were accrued at January 1, 2007 or at September 30, 2007.

The periods subject to examination for Air Group’s federal income tax returns are the 2003 through 2006 tax years; however, the 2003 tax return is subject to examination only to the extent of the net operating loss carryforwards from 2003 that were utilized in 2005. The periods subject to examination for Air Group’s major state income tax returns other than California are also the years 2003 through 2006. In California, the income tax years 2002 through 2006 remain open to examination.

The Company anticipates that total unrecognized tax benefits will not materially decrease due to the expiration of the statute of limitations for tax years prior to December 31, 2007.

The Company does not believe that it is reasonably possible that the total unrecognized tax benefit would significantly increase or decrease in the next 12 months. The FIN 48 liability for the Company’s unrecognized tax benefit is classified in other long-term liabilities on the condensed balance sheet.

During the first quarter of 2007, the Company received a favorable decision in a matter with the State of California. As a result of the decision, the Company reduced its FIN 48 liability by $0.7 million, recorded a previously unrecognized tax benefit of $1.0 million, and accrued interest income of $1.5 million. The refund was received in August 2007.

Note 12. Contingencies

Grievance with International Association of Machinists

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with Alaska alleging that Alaska violated the CBA by, among other things, subcontracting the ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August. It is likely that a decision from the arbitrator will not be issued until early to mid-2008.

Dispute with Los Angeles World Airports

Despite more than a year of negotiations to reach a mutual agreement, in December 2006, Alaska was notified by the City of Los Angeles that terminal charges related to the Company’s operations at Los Angeles International Airport (LAX) would be unilaterally increased dramatically for 2007 and beyond. Additionally, maintenance and operations fees were increased retroactively to January 2006. These increases were made applicable for all airlines operating in Terminals 1 and 3 at LAX, but were not imposed on airlines operating in Terminals 2 and 4 through 8, because of their long-term leases currently in effect. Alaska, along with other airlines in Terminals 1 and 3, filed a complaint against Los Angeles World Airports (LAWA) with the Department of Transportation (DOT) alleging that the amount and duration of the disparities in terminal charges among the carriers at LAX were unreasonable and unjustly discriminatory as they applied to the carriers at Terminals 1 and 3. Additionally, the Company believed these changes violated DOT and FAA policies and regulations, as well as other federal statutes. In April 2007, a DOT Administrative Law Judge heard the complaint and issued an opinion in favor of the carriers in mid-May 2007. In June 2007, the Secretary of Transportation issued a final decision ruling in favor of the carriers, and in July 2007, ordered LAWA to repay the excess charges from February 2007 through June 2007. LAWA issued a credit to Alaska Airlines in July 2007 in the amount of $2.2 million. LAWA appealed the decision to a Federal Circuit Court of Appeals. The carriers have filed cross appeals over certain aspects of the DOT ruling.

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

This MD&A includes our Results of Operations, which is an in-depth analysis of the results of operations for the nine months ended September 30, 2007. We believe this analysis will help the reader better understand our condensed statements of operations. Financial and statistical data are also included here. Because Alaska is a wholly-owned subsidiary of Alaska Air Group, Inc. (Air Group) and Air Group is a reporting company as defined by the Securities and Exchange Act of 1934, and because Alaska meets other certain conditions as specified in General Instruction H(1)(a) and (b) of Form 10-Q, our disclosures in this MD&A are condensed as is allowed in the instructions to Form 10-Q. For the full discussion of our third quarter results and other disclosures, please refer to the Air Group Form 10-Q for the three and nine months ended September 30, 2007.

Alaska’s filings with the Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at www.alaskaair.com. The information contained on our website is not a part of this quarterly report on Form 10-Q.

Third Quarter in Review and Current Events

Our net income increased to $81.6 million during the third quarter of 2007 from a $20.1 million net loss in the third quarter of 2006. The 2006 results included a $58.4 million ($36.5 million after tax) fleet transition charge related to our MD-80 fleet and a $28.6 million ($17.9 million after tax) restructuring charge associated with the voluntary severance package offered to our employees represented by the International Association of Machinists. Both periods include adjustments to reflect timing of gain or loss recognition resulting from mark-to-market fuel hedge accounting – a $4.0 million gain in the third quarter of 2007 compared to a $56.2 million loss in the third quarter of 2006.

The revenue environment in the third quarter of 2007 continued to be characterized by increased competition year-over-year in our primary markets and a softer demand environment in our West Coast market. However, we did post improved yield and passenger traffic. These factors, along with the new capacity purchase arrangement with Horizon, resulted in an increase in total operating revenues of $114.1 million.

Our total operating costs declined by $47.2 million during the third quarter of 2007, compared to the same period in the prior year. This decrease is primarily due to the 2006 fleet transition and restructuring charges mentioned, combined with a reduction in fuel expense following mark-to-market losses associated with our portfolio of fuel hedges recorded in the third quarter of 2006 compared to mark-to-market gains in our hedge portfolio in the current year. These declines were offset by a $77.4 million increase in purchased capacity costs, primarily as a result of the new arrangement with Horizon. See “Results of Operations” below for further discussion of changes in revenues and operating expenses for the nine months ended September 30, 2007.

Airport of the Future

On October 16, 2007, we unveiled the first phase of our patented “Airport of the Future” at Seattle Tacoma International Airport. Once the project is complete, which is expected to be early in the second quarter of 2008, the “Airport of the Future” will allow both Alaska and Horizon customers to check in for their flights and drop bags more quickly, will improve our agents’ productivity, and will allow us to handle more customers without increasing our airport space. We debuted this concept at the Ted Stevens International Airport in Anchorage, Alaska, in 2004 and since that time, customer wait times have been reduced significantly.

Row 44

In September 2007, we announced our plan to launch inflight wireless Internet service in 2008 based on Row 44, Inc.’s satellite-based broadband connectivity solution. We plan to test the system on our aircraft in the spring of 2008. If the test is successful, we plan to equip all of our aircraft with this equipment. This technology will provide customers with a unique entertainment and business network in the air. Passengers with Wi-Fi devices — such as laptop computers, PDAs, smart phones and portable gaming systems — will have high-speed access to the Internet, e-mail, virtual private networks and stored inflight entertainment content.

Hawaiian Vacations

During the third quarter of 2007, we announced the acquisition of certain assets of Hawaiian Vacations Inc., an Anchorage-based company that markets package tours to the Hawaiian Islands. The acquisition of these assets will help accelerate our entrance into the Anchorage-Honolulu market, scheduled to begin December 9, 2007 with one daily roundtrip.

Labor Costs and Negotiations

We are now in the process of negotiating new contracts with our pilots. The contract with our pilots became amendable May 1, 2007. We hope to reach a negotiated agreement that recognizes the important contributions that our pilots make to our airline without harming either company’s competitive position. Factoring in pay rates, productivity measures, pension, and post-retirement medical benefits, we believe our pilot unit costs are among the highest in the industry for the size of aircraft operated.

We do not know what the final outcome of these negotiations will be or when an agreement will be reached. However, uncertainty around open contracts could be a distraction to some employees, reduce employee engagement in our business, and prevent us from achieving the operational goals (such as on-time and completion-rate targets) that we have set.

Capacity Purchase Agreement

Alaska and Horizon entered into a Capacity Purchase Agreement (CPA) effective January 1, 2007, whereby Alaska purchases capacity on certain routes (“capacity purchase markets”) from Horizon as specified by the agreement. This agreement has resulted in a new presentation in Alaska’s statement of operations. The actual passenger revenue from the capacity purchase markets is identified as “Passenger revenue – purchased capacity” and the associated costs are identified as “Purchased capacity costs.”

Alaska also has a similar arrangement in place with a third-party carrier for flying between Anchorage and Dutch Harbor, Alaska. Historically, the revenue from this arrangement was presented in “Other revenue – net” and the associated costs were in “Contracted services” in Alaska’s statement of operations. Now, all of these revenues and costs are presented with the Horizon incentive-market flying revenues and costs, and the prior period has been reclassified to conform to the current presentation.

The Air Group planning department works to strategically deploy certain Horizon aircraft by optimizing the balance of local and “flow” traffic connections with Alaska in order to maximize total returns to the Company and to allow Alaska to deploy its larger jets to other routes. Prior to 2007, there was a revenue-sharing arrangement in place whereby Alaska made a payment to Horizon if certain covered markets created losses for Horizon. Alternatively, Horizon made a payment to Alaska if those markets were profitable.

Alaska and Horizon entered into the CPA in order to improve the visibility of both the revenues and the costs of flying in the incentive markets. Under the CPA, Alaska pays Horizon a contractual amount for the purchased capacity in the incentive markets regardless of the revenue collected on those flights. The amount paid to Horizon is generally based on Horizon’s operating costs plus a margin. Alaska bears the inventory and revenue risk in those markets. Accordingly, Alaska records the related passenger revenue. Alaska records payments to Horizon in “Purchased capacity costs.” Horizon records the payment from Alaska as “Passenger revenue.”

Aircraft Fuel Expense

In 2005 and 2006, we realized significant benefits from in-the-money fuel hedge contracts. However, our fuel hedge protection has declined substantially as the strike price of our hedges is now closer to current oil prices compared to those in place during the previous two years. For example, the cash we received from our hedge counterparties upon settlement declined to $14.1 million in the third quarter of 2007 from $23.6 million in the third quarter of 2006. Jet fuel prices have recently reached new highs, and we are concerned about the impact of high fuel costs on our profitability.

Fleet Transition

During the second quarter of 2007, we sold 19 of our 20 owned operating MD-80s, and we sold the 20th subsequent to the end of the third quarter. The majority of these aircraft are leased from the buyer under short-term lease arrangements, which will allow us to maintain our current MD-80 retirement schedule through December 2008.

We currently have long-term lease arrangements on four MD-80 aircraft that we plan to cease operating before the end of the lease term. We anticipate that once these aircraft have been removed from operation, we will dispose of them through a lease buy-out or a sublease arrangement, or we will store them at a long-term storage facility. It is likely that we will record a charge in our statement of operations if any of these occurs. Aggregate minimum lease payments for these aircraft through the end of the lease terms for these four aircraft are approximately $73.3 million.

We currently operate four B737-400 combi aircraft and we intend to convert a fifth B737-400 into the fixed combi configuration by December 2007.

Line of Credit Modification

In April 2007, we announced the Second Amendment of the March 25, 2005, $160 million variable-rate credit facility with a syndicate of financial institutions. The terms of the Second Amendment provide that any borrowings will be secured by either aircraft or cash collateral. The Second Amendment: (i) increased the size of the facility to $185 million; (ii) improved the collateral advance rates for certain aircraft; (iii) extended the agreement by two years with a maturity date of March 31, 2010; and (iv) repriced the credit facility to reflect current market rates. The Company has no immediate plans to borrow using this credit facility. In August 2007, we executed the Third Amendment to the credit facility, which increased the amount of allowed borrowings between Alaska and its affiliates from $300 million to $500 million.

New Markets

We began non-stop service between Seattle and both Honolulu and Lihue, Hawaii in October 2007 and will begin non-stop service from Anchorage, Alaska to Honolulu in December 2007. We have also initiated or announced additional service in certain existing markets or connected cities already served with new non-stop service.

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for the entire year because our business is subject to seasonal fluctuations. Our operating income is generally lowest (or if it be the case, our loss the greatest) during the first and fourth quarters principally as a result of lower traffic, generally increases in the second quarter and typically reaches its highest level during the third quarter as a result of vacation travel, including increased activity in the state of Alaska.

RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006

Our net income for the nine months ended September 30, 2007 was $128.0 million, compared to a net loss in 2006 of $47.4 million. Several items, as noted below, affect the comparability between the two periods:

•

Both periods include adjustments to reflect the timing of gain or loss recognition resulting from mark-to-market fuel hedge accounting. In the first nine months of 2007, we recognized mark-to-market gains of $9.3 million ($5.8 million after tax), compared to a loss of $60.7 million ($38.0 million after tax) in the same period of 2006.

•

During the first nine months of 2006, we recognized $32.4 million ($20.3 million after tax) of restructuring charges associated with offers of voluntary severance to our flight attendants and certain of our employees represented by the International Association of Machinists.

•	During the first nine months of 2006, we recorded fleet transition costs of $189.5 million ($118.5 million after tax) associated with our MD-80 fleet transition.

We believe disclosure of the impact of these individual charges is useful information to readers of these financial statements because:

•	it is useful to monitor performance without these items as it improves a reader’s ability to compare our results to other airlines;

•

earnings excluding these special items is the basis for our various employee incentive plans, thus allowing investors to better understand the changes in variable incentive pay expense in our condensed statements of operations;

•	earnings excluding these items is most often used in internal management and board reporting and decision-making; and

•	we believe it is the basis by which we are evaluated by industry analysts.

Alaska Airlines Financial and Statistical Data (unaudited)

	Three Months Ended September 30						Nine Months Ended September 30
	2007		2006		% Change		2007		2006		% Change
Financial Data (in millions):
Operating Revenues:
Passenger	$731.5		$698.4		4.7		$1,940.7		$1,882.5		3.1
Freight and mail	25.9		25.7		0.8		72.9		71.8		1.5
Other - net	35.4		31.6		12.0		105.8		93.0		13.8

Total mainline operating revenues	792.8		755.7		4.9		2,119.4		2,047.3		3.5
Passenger - purchased capacity	81.2		4.2		NM		209.5		13.0		NM

Total Operating Revenues	874.0		759.9		15.0		2,328.9		2,060.3		13.0

Operating Expenses:
Wages and benefits	189.0		190.3		(0.7)		561.9		552.9		1.6
Variable incentive pay	1.4		3.3		(57.6)		11.2		17.3		(35.3)
Aircraft fuel, including hedging gains and losses	204.3		251.5		(18.8)		555.3		567.2		(2.1)
Aircraft maintenance	39.0		32.4		20.4		107.8		118.6		(9.1)
Aircraft rent	29.1		26.4		10.2		83.3		84.6		(1.5)
Landing fees and other rentals	43.3		40.5		6.9		127.3		117.9		8.0
Contracted services	31.6		29.1		8.6		91.2		87.3		4.5
Selling expenses	34.3		36.8		(6.8)		99.3		110.0		(9.7)
Depreciation and amortization	35.1		35.2		(0.3)		106.1		99.6		6.5
Food and beverage service	12.2		12.6		(3.2)		34.8		36.1		(3.6)
Other	42.0		40.8		2.9		125.0		118.4		5.6
Fleet transition costs	—		58.4		NM		—		189.5		NM
Restructuring charges and adjustments	—		28.6		NM		—		32.4		NM

Total mainline operating expenses	661.3		785.9		(15.9)		1,903.2		2,131.8		(10.7)
Purchased capacity costs	80.6		3.2		NM		222.1		11.1		NM

Total Operating Expenses	741.9		789.1		(6.0)		2,125.3		2,142.9		(0.8)

Operating Income (Loss)	132.1		(29.2)		NM		203.6		(82.6)		NM

Interest income	17.2		14.6				49.7		41.2
Interest expense	(22.4)		(19.9)				(64.9)		(53.5)
Interest capitalized	6.8		6.1				19.1		15.5
Other - net	—		0.5				(0.4)		(0.7)

	1.6		1.3				3.5		2.5

Income (Loss) Before Income Tax	$133.7		$(27.9)		NM		$207.1		$(80.1)		NM

Mainline Operating Statistics:
Revenue passengers (000)	4,878		4,710		3.6		13,367		13,058		2.4
RPMs (000,000) “traffic”	5,067		4,873		4.0		13,953		13,579		2.8
ASMs (000,000) “capacity”	6,354		6,150		3.3		18,188		17,523		3.8
Passenger load factor	79.7%		79.2%		0.5	pts	76.7%		77.5%		(0.8	)pts
Yield per passenger mile	14.44	¢	14.33	¢	0.8		13.91	¢	13.86	¢	0.4
Operating revenue per ASM (RASM)	12.48	¢	12.29	¢	1.5		11.65	¢	11.68	¢	(0.3)
Passenger revenue per ASM	11.51	¢	11.36	¢	1.3		10.67	¢	10.74	¢	(0.7)
Operating expenses per ASM	10.41	¢	12.78	¢	(18.5)		10.46	¢	12.17	¢	(14.1)
Aircraft fuel cost per ASM	3.22	¢	4.09	¢	(21.3)		3.05	¢	3.24	¢	(5.8)
Fleet transition costs per ASM	—		0.95	¢	NM		—		1.08	¢	NM
Restructuring charges per ASM	—		0.47	¢	NM		—		0.19	¢	NM
Aircraft fuel cost per gallon	$2.20		$2.68		(18.0)		$2.08		$2.12		(1.9)
Economic fuel cost per gallon	$2.24		$2.08		7.7		$2.11		$1.90		11.1
Fuel gallons (000,000)	93.2		93.9		(0.7)		267.1		267.2		—
Average number of full-time equivalent employees	9,753		9,467		3.0		9,681		9,267		4.5
Aircraft utilization (blk hrs/day)	11.2		11.4		(1.8)		11.0		11.1		(0.9)
Average aircraft stage length (miles)	925		920		0.5		920		921		(0.1)
Operating fleet at period-end	114		112		2 a/c		114		112		2 a/c
Purchased Capacity Operating Statistics:
Revenue passengers (000)	799		14		NM		2,079		40		NM
RPMs (000,000)	319		10		NM		812		32		NM
ASMs (000,000)	399		15		NM		1,067		52		NM

NM	= Not Meaningful

Revenues

Total operating revenues increased $268.6 million, or 13.0%, during the first nine months of 2007 as compared to the same period in 2006. The majority of the increase was due to the new Capacity Purchase Agreement with Horizon described above, with mainline revenues contributing $72.1 million of the increase. The changes are summarized in the following table:

	Nine Months Ended September 30
(in millions)	2007	2006	% Change
Passenger Revenue - mainline	$1,940.7	$1,882.5	3.1
Freight and mail	72.9	71.8	1.5
Other - net	105.8	93.0	13.8

Total Mainline Revenues	$2,119.4	$2,047.3	3.5

Passenger Revenue - purchased capacity	209.5	13.0	NM

Total Operating Revenues	$2,328.9	$2,060.3	13.0

NM	= Not meaningful

Passenger Revenue - Mainline

Mainline passenger revenue for the first nine months increased 3.1% on a 3.8% increase in available seat miles offset by a 0.7% decline in passenger revenues per available seat mile (PRASM). The decline in mainline PRASM was caused by a 0.8-point decline in load factor, from 77.5% to 76.7%. The year-over-year yield was nearly flat for the nine months ended September 30, 2007. Our load factor declines were the largest in our Mexico markets, where we have seen significant new competitive capacity. We also believe the load factor declines are partly the result of capacity growth coming from the replacement of older aircraft with larger B737-800 aircraft, without a commensurate increase in the number of passengers.

Other — net revenues increased $12.8 million, or 13.8%, primarily as a result of higher commission revenue associated with the sale of mileage credits to our bank partner. When we sell mileage credits, we defer the majority of the proceeds and recognize that revenue when award travel takes place. Commission revenue represents the difference between the proceeds from the sale of miles and the amount we defer.

Passenger Revenue — Purchased Capacity

Passenger revenue — purchased capacity increased by $196.5 million because of the new Capacity Purchase Arrangement (CPA) with Horizon.

Although the markets subject to the CPA have changed slightly compared to those included under the prior revenue-sharing arrangement, we believe it is useful to evaluate year-over-year revenue information to gauge actual trends in those markets. This factors out the impact of the intercompany capacity purchase agreement and, as a result, gives readers information about the aggregate impact to Air Group revenues. In 2006, Horizon recorded $167.2 million in revenues for markets covered by the prior revenue-sharing arrangement in the same period. Yields in those markets declined 4.2%, and load factor increased 1.8 points on a 26.4% increase in capacity.

During the nine months ended September 30, 2007, purchased capacity costs exceeded passenger revenue — purchased capacity by $12.6 million. However, the reported results of purchased capacity flying do not reflect the total contribution of these flights to our mainline operation as many of the flights feed traffic from smaller cities.

Expenses

For the nine months ended September 30, 2007, total operating expenses decreased $17.6 million or 0.8% compared to the same period in 2006 as a result of a decline in mainline operating costs offset by new purchased capacity costs recorded under the new CPA with Horizon.

The components of Alaska’s operating expenses are summarized in the following table:

	Nine Months Ended September 30
	2007	2006	% Change
Operating Expenses (in millions)
Mainline operating expenses	$1,903.2	$2,131.8	(10.7)
Purchased capacity costs	222.1	11.1	NM

Total Operating Expenses	$2,125.3	$2,142.9	(0.8)

NM	= Not meaningful

Mainline Operating Expenses

Total mainline operating costs decreased $228.6 million or 10.7% compared to the same period in the last year. The decrease was primarily due to the $189.5 million fleet-transition-related impairment charges and the $32.4 million of restructuring charges recorded in 2006, offset by increases in other operating costs, which are more fully described below.

Wages and Benefits

Wages and benefits increased during the first nine months of 2007 by $9.0 million, or 1.6%, primarily as a result of a 4.5% increase in full-time equivalents and higher wages compared to the same period in 2006. The number of full-time equivalent employees increased largely as a result of our initiative to improve our on-time performance and other operational goals and an increase in the number of flight attendants as we transition to B737-800s, which have four flight attendants, compared to three in the MD-80 aircraft that are being replaced. This increase was offset by the following: the first nine months of 2006 included a $2.7 million contract-signing bonus paid to our flight attendants; a $1.9 million signing bonus paid to our clerical, office and passenger service employees and our ramp service and stores agents; and a $3.9 million increase in our retiree medical accrual.

Variable Incentive Pay

Variable incentive pay for the first nine months of 2007 decreased $6.1 million or 35.3%, compared to the same period in 2006. The decrease results from lower expected annual payouts under the various Air Group profit-based incentive plans, offset by higher expenses associated with our Operational Performance Rewards plan.

Aircraft Fuel

Aircraft fuel expense decreased $11.9 million, or 2.1%, compared to the same period in 2006. The elements of the change are illustrated in the following table:

	Nine Months Ended September 30
(in millions, except per-gallon amounts)	2007	2006	% Change
Fuel gallons consumed	267.1	267.2	—
Raw price per gallon	$2.19	$2.19	—

Total raw fuel expense	$585.2	$585.5	(0.1)

Impact on fuel expense from value changes in the fuel hedge portfolio (gain)	(29.9)	(18.3)	NM

Aircraft fuel expense	$555.3	$567.2	(2.1)

NM	= Not meaningful

Fuel consumption was unchanged from the prior year because of higher capacity and aircraft block hours, offset by more fuel efficient aircraft as we transition to new, more efficient B737-800 aircraft.

Even though raw fuel prices per gallon have been on the rise most recently, the average price that we paid to our fuel vendors throughout the first nine months of 2007 was unchanged from the average price during the same period in 2006.

During the first nine months of 2007, we recorded mark-to-market gains reflecting an increase in the value of our fuel hedge portfolio between December 31, 2006 and September 30, 2007. The net gains in 2007 were $11.6 million higher than those recorded in the same period of 2006.

We also evaluate economic fuel expense, which we define as raw fuel expense less the cash we receive from hedge counterparties for hedges that settle during the period, offset by the premium expense that we recognize. A key difference between aircraft fuel expense and economic fuel expense is the timing of gain or loss recognition. When we refer to economic fuel expense, we include gains only when they are realized through a cash receipt from our hedge contract counterparties. We believe this is the best measure of the effect that fuel prices are currently having on our business because it most closely approximates the net cash outflow associated with purchasing fuel for our operation. Accordingly, many industry analysts evaluate our results using this measure, and it is the basis for most internal management reporting and incentive pay plans.

The total cash benefit from hedges that settled during the period declined from $79.0 million in the first nine months of 2006 to $20.6 million for the nine months ended September 30, 2007. Our economic fuel expense is calculated as follows:

	Nine Months Ended September 30
(in millions, except per-gallon amounts)	2007	2006	% Change
Raw fuel expense	$585.2	$585.5	(0.1)
Less: cash received from settled hedges	(20.6)	(79.0)	NM

Economic fuel expense	$564.6	$506.5	11.5

Fuel gallons consumed	267.1	267.2	—

Economic fuel cost per gallon	$2.11	$1.90	11.1

NM = Not meaningful

Aircraft Maintenance

Aircraft maintenance decreased by $10.8 million, or 9.1%, during the first nine months of 2007, compared to the same period in the prior year, resulting largely from the benefits of our fleet transition.

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

Landing Fees and Other Rentals

Landing fees and other rentals increased by $9.4 million, or 8.0%, compared to the first nine months of 2006 as a result of higher costs at Seattle-Tacoma International and other airports. The year-over-year comparison was also impacted by a $1.5 million credit from the Port of Seattle related to the final true-up of 2005 rates recorded in the 2006 period.

Selling Expenses

Selling expenses declined by $10.7 million, or 9.7%, compared to the first nine months of 2006 as a result of lower ticket distribution costs and credit card fees that resulted from new contracts that were put into place in the fourth quarter of 2006. The 2006 amount also included $2.2 million paid to Horizon under the revenue-sharing arrangement in certain designated markets that existed in 2006, compared to zero this year because of the new CPA. These declines were partially offset by higher advertising costs.

Depreciation and Amortization

Depreciation and amortization increased $6.5 million, or 6.5%, compared to the first nine months of 2006. This is primarily the result of 10 new B737-800 aircraft delivered in 2006 and 10 in the first nine months of 2007.

Other operating expenses

Other operating expenses increased because of higher passenger remuneration costs, crew costs, professional fees, software license and maintenance costs, higher property taxes in the state of California, and other costs, offset by lower liability insurance expense because of better rates negotiated in December 2006.

Mainline Operating Costs per Available Seat Mile (CASM)

Total mainline operating costs per mainline ASM decreased from 12.17 cents per ASM to 10.46 cents per ASM in the first nine months of 2007. This includes aircraft fuel costs per ASM of 3.05 cents and 3.24 cents for the 2007 and 2006 periods, respectively. It also includes 1.08 cents per ASM and 0.19 cents per ASM for fleet transition costs and restructuring charges, respectively, in the first nine months of 2006. Management consistently uses unit cost metrics that exclude fuel and special items to measure our cost reduction progress. We believe that this measure of unit costs excluding fuel may be important to readers of these financial statements for the following reasons:

•

Mainline cost per ASM excluding fuel is one of the most important measures used by managements of both Alaska and Horizon and the Air Group Board of Directors in assessing quarterly and annual cost performance. For Alaska Airlines, these decision-makers evaluate operating results of the “mainline” operation, which includes the operation of the B737 and MD-80 aircraft fleets branded in Alaska Airlines livery. The revenues and expenses associated with purchased capacity are evaluated separately.

•	Mainline cost per ASM excluding fuel (and other items as specified in our governing documents) is an important metric for the employee incentive plan that covers company management and executives.

•

By eliminating fuel expense from our unit cost metrics, we believe that we have better visibility into the results of our non-fuel cost-reduction initiatives. Our industry is highly competitive and characterized by high fixed costs, so even a small reduction in non-fuel operating costs can result in a significant improvement in operating results. In addition, we believe that all domestic carriers are similarly impacted by changes in jet fuel costs over the long run, so it is important for management (and thus investors) to understand the impact of (and trends in) company-specific cost drivers such as labor rates and productivity, airport costs, maintenance costs, etc., which are more controllable by management.

•

Mainline cost per ASM excluding fuel is a measure commonly used by industry analysts and we believe it is the basis by which they compare our airlines to others in the industry. The measure is also the subject of frequent questions from holders of our common stock.

•

Disclosure of the individual impact of certain noted items provides investors the ability to measure and monitor performance both with and without these special items. We believe that disclosing the impact of items such as the fleet transition costs and restructuring charges is important because it provides information on significant items that are not necessarily indicative of future performance. Industry analysts and investors consistently measure the Company’s performance without these items for better comparability between periods and between other airlines.

•

Although we disclose our “mainline” passenger unit revenues for Alaska, we do not (nor are we able to) evaluate mainline unit revenues excluding the impact that rising fuel costs have had on ticket prices. Fuel represents nearly 30% of our total mainline operating expenses, and fluctuations in our fuel prices often drive changes in unit revenues in the mid-to-long term. Although we believe it is useful to evaluate non-fuel unit costs for the reasons above, we would caution readers of these financial statements not to place undue reliance on unit costs excluding fuel as a measure or predictor of future profitability because of the significant impact of fuel costs on our business.

Purchased Capacity Costs

Purchased capacity costs increased $211.0 million, from $11.1 million for the first nine months of 2006 to $222.1 million for the nine months ended September 30, 2007. Of the total, $207.3 million was paid to Horizon under the new CPA for 1.0 billion ASMs. The balance includes amounts paid to a third party for the Dutch Harbor flying (which approximated the amount paid in 2006) and certain administrative and information technology costs borne by Alaska allocated to the purchased capacity flying expense.

Nonoperating Income (Expense)

Net nonoperating income was $3.5 million in the first nine months of 2007 compared to $2.5 million in the same period of 2006. Interest income increased $8.5 million compared to the first nine months of 2006 as a result of a higher average receivable balance from Horizon, offset by a lower average cash and marketable securities balance. Interest expense increased $11.4 million primarily as a result of interest rate increases on our variable-rate debt and new debt arrangements in the first nine months of 2007.

Income Tax Expense (Benefit)

We file a consolidated tax return with Air Group and other Air Group subsidiaries. Each member of the consolidated group calculates its tax provision and tax liability, if applicable, on a separate-entity basis. Accounting standards require us to provide for income taxes each quarter based on either our estimate of the effective tax rate for the full year or the actual year-to-date rate if it is our best estimate of our annual expectation. For the nine months of 2007, we used the forecasted effective tax rate, as we believe it to be our best estimate of the full-year rate at this time. Our effective income tax rate on the pre-tax income for the first nine months of 2007 was 38.2%. In arriving at this rate, we considered a variety of factors, including year-to-date pre-tax results, the U.S. federal rate of 35%, estimated year-to-date nondeductible expenses and estimated state income taxes. The effective rate for the first nine months of the year was positively affected by a $1.7 million credit that resulted from the favorable impact of the state income tax matter referred to in Note 11. Excluding this benefit, our effective benefit rate would have been approximately 39.0%.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our certifying officers, on a timely basis.

Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Late in the second quarter of 2007, Alaska and Horizon began the conversion to an integrated Human Resources, Benefits and Payroll system. Prior to the conversion, the companies operated on separate systems. This automated system conversion was completed in early July 2007. There were no changes to the Company’s internal control over financial reporting, including the changes described above, identified in management’s evaluation during the fiscal quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Grievance with International Association of Machinists

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with Alaska alleging that Alaska violated the CBA by, among other things, subcontracting the Ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007. It is likely that a decision from the arbitrator will not be issued until early to mid-2008.

Dispute with Los Angeles World Airports

Despite more than a year of negotiations to reach a mutual agreement, in December 2006, we were notified by the City of Los Angeles that terminal charges related to our operations at Los Angeles International Airport (LAX) would be unilaterally increased dramatically for 2007 and beyond. Additionally, maintenance and operations fees were increased retroactively to January 2006. These increases were made applicable for all airlines operating in Terminals 1 and 3 at LAX, but were not imposed on airlines operating in Terminals 2 and 4 through 8, because of their long-term leases currently in effect. Alaska, along with other airlines in Terminals 1 and 3, filed a complaint against Los Angeles World Airports (LAWA) with the Department of Transportation (DOT) alleging that the amount and duration of the disparities in terminal charges among the carriers at LAX were unreasonable and unjustly discriminatory as they applied to the carriers at Terminals 1 and 3. Additionally, the Company believed these changes violated DOT and FAA policies and regulations, as well as other federal statutes. In April, a DOT Administrative Law Judge heard the complaint and issued an opinion in favor of the carriers in mid-May. In June

2007, the Secretary of Transportation issued a final decision ruling in favor of the carriers, and in July, ordered LAWA to repay the excess charges from February through June. LAWA issued a credit to Alaska Airlines in July 2007 in the amount of $2.2 million. LAWA appealed the decision to a Federal Circuit Court of Appeals. The carriers have filed cross appeals over certain aspects of the DOT ruling.

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

See Exhibit Index on page 36.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA AIRLINES, INC.
Registrant

Date:	November 9, 2007

By:	/s/ Brandon S. Pedersen
Brandon S. Pedersen
Vice President/Finance and Controller

By:	/s/ Bradley D. Tilden
Bradley D. Tilden
Executive Vice President/Finance and Planning and Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit No.	Description

10.1	Third Amendment to the Credit Agreement (filed as Exhibit 10.1 in the Alaska Air Group Form 10Q for the three months ended September 30, 2007 filed on November 7, 2007 – commission file number 1-8957)

31.1 (1)	Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2 (1)	Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1*(1)	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (furnished, not filed)

32.2*(1)	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (furnished, not filed)

(1)	Filed herewith

*	Exhibits 32.1 and 32.2 are being furnished pursuant to 18 U.S.C. Section 1350 and shall not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section. Such exhibitis shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.