Form 10-Q/A
period 2007-03-31
ALASKA AIRLINES INC
filed 2007-12-10
CIK 3202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

ALASKA AIRLINES, INC.

Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q (the “Form10-Q/A”) is an exhibit only filing and amends our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, originally filed on May 14, 2007.

We are amending our previously filed Exhibit Index to conform the incorporation by reference of Exhibit 10.1, Second Amendment to Credit Agreement, dated April 25, 2007, from the Quarterly Report on Form 10-Q for the period ended March 31, 2007 of Alaska Air Group, Inc., our sole stockholder, to the requirements of Item 601 of Regulation S-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), this Form 10-Q/A omits items of the original Form 10-Q filed on May 14, 2007 that have not been amended and includes as Exhibits 31.3 and 31.4 new certifications by the Chief Executive Officer and Chief Financial Officer.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Form 10-Q/A does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q on May 14, 2007, or modify or update the disclosures presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions as described above. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are numbered in accordance with Item 601 of Regulation S-K.

Footnote No.	Exhibit No.	Description
(1)	10.1 *	Second Amendment to Credit Agreement, dated April 25, 2007

(2)	31.3	Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

(2)	31.4	Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(1)	Filed as an exhibit to the Alaska Air Group , Inc. (File No. 1-8957) Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 8, 2007 and incorporated herein by reference.

(2)	Filed herewith. [Our chief executive officer and chief financial officer also filed certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1 and 31.2 to our Quarterly Report on Form 10-Q for the period ended March 31, 2007, originally filed on May 14, 2007.]

[Our chief executive officer and chief financial officer also filed certifications required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as exhibits 32.1 and 32.2 to our Quarterly Report on Form 10-Q for the period ended March 31, 2007, originally filed on May 14, 2007.]

*	Confidential treatment as to certain portions has been requested pursuant to Rule 24b-2 under the Exchange Act.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA AIRLINES, INC.
Registrant

Date: December 10, 2007

By:	/s/ Brandon S. Pedersen
Brandon S. Pedersen Vice President/Finance and Controller

By:	/s/ Bradley D. Tilden
Bradley D. Tilden Executive Vice President/Finance and Planning and Chief Financial Officer