Form 10-K
period 2007-12-31
ALASKA AIRLINES INC
filed 2008-02-29
CIK 3202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from              to

Commission File Number 000-19978

ALASKA AIRLINES, INC.

An Alaska Corporation

92-0009235	19300 International Boulevard, Seattle, Washington 98188
(I.R.S. Employer Identification No.)	Telephone: (206) 392-5040

Securities registered pursuant to Section 12(b) of the Act: None

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

The registrant meets the conditions specified in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format permitted by General Instruction I(2).

The registrant is a wholly owned subsidiary of Alaska Air Group, Inc., a Delaware corporation, and there is no market for the registrant’s common stock, par value $1.00 per share. As of February 15, 2008, shares of common stock outstanding totaled 500.

ALASKA AIRLINES, INC.

Annual Report on Form 10-K for the year ended December 31, 2007

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

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company’s present expectations. Some of the things that could cause our actual results to differ from our expectations are:

•	the competitive environment in our industry;

•	changes in our operating costs, including fuel, which can be volatile;

•	labor disputes and our ability to attract and retain qualified personnel;

•	the amounts of potential lease termination payments with lessors for our remaining MD-80 leased aircraft and related sublease payments from sublessees, if applicable;

•	our significant indebtedness;

•	compliance with our financial covenants;

•	potential downgrades of our credit ratings and the availability of financing;

•	our ability to meet our cost reduction goals;

•	operational disruptions;

•	general economic conditions, as well as economic conditions in the geographic regions we serve;

•	the concentration of our revenue from a few key markets;

•	actual or threatened terrorist attacks, global instability and potential U.S. military actions or activities;

•	insurance costs;

•	our inability to achieve or maintain profitability;

•	fluctuations in our quarterly results;

•	an aircraft accident or incident;

•	liability and other claims asserted against us;

•	our reliance on automated systems and the risks associated with changes made to those systems;

•	our reliance on third-party vendors and partners;

•	changes in laws and regulations; and

•	increases in government fees and taxes.

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

PART I

ITEM 1.	OUR BUSINESS

Alaska Airlines, Inc., an Alaska corporation, is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group), a Delaware corporation. Air Group is also the parent company of Horizon Air Industries, Inc. (Horizon) and Alaska Air Group Leasing. We are a major airline organized in 1932 and incorporated in the state of Alaska in 1937. We became a wholly owned subsidiary of Air Group in 1985 pursuant to reorganization into a holding company structure. Horizon is a regional airline that operates both turboprop and jet aircraft.

We endeavor to distinguish ourselves from competitors by providing a higher level of customer service and differentiating amenities. Our outstanding employees and excellent service in the form of advance seat assignments, expedited check-in, attention to customer needs, a generous frequent flyer program, well-maintained aircraft, a first-class section aboard our aircraft, and other amenities are regularly recognized by independent studies, awards, and surveys of air travelers. For example, Alaska was named in the top five U.S. carriers for premium service in a recent Zagat survey. We are very proud of these awards and we continue to strive to have the best customer service in the industry.

WHERE YOU CAN FIND MORE INFORMATION

Air Group is a registrant pursuant to Section 12 (b) of the Securities and Exchange Commission Act of 1934 (Commission File No. 1-8957). We maintain an Internet website at www.alaskaair.com. Air Group’s filings with the Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.alaskaair.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with the Securities and Exchange Commission. The information contained on our website is not a part of this annual report on Form 10-K.

OUR OPERATIONS

We offer extensive north/south service within the western U.S., Canada and Mexico, passenger and dedicated cargo services to and within the state of Alaska. We also provide long-haul east/west service to eight cities in the continental U.S., primarily from Seattle, where we have our largest concentration of departures; although we do offer long-haul departures from Anchorage, Los Angeles, and Portland, Oregon. During 2007, we also initiated service to Hawaii, with non-stops from Seattle to Honolulu and Lihue and from Anchorage to Honolulu.

In 2007, we carried 17.6 million revenue passengers in our mainline operations, and in each year since 1973, we have carried more passengers between Alaska and the U.S. mainland than any other airline. Based on the number of passengers, our leading airports are Seattle, Los Angeles, Anchorage and Portland. Based on 2007 revenues, the leading nonstop routes are Seattle-Anchorage, Seattle-Los Angeles, and Seattle-San Diego. At December 31, 2007, our operating fleet consisted of 115 jet aircraft, compared to 114 jet aircraft as of December 31, 2006. Our average passenger trip length in 2007 was 1,051 miles.

Passenger traffic by market is presented below:

	2007	2006
West Coast	46%	45%
Within Alaska and between Alaska and the U.S. mainland	21%	20%
Mexico	11%	11%
Canada	4%	4%
Other, including transcontinental and Hawaii	18%	20%

Total	100%	100%

Alaska and Horizon integrate their flight schedules to provide convenient, competitive connections between most points served by their systems. In 2007 and 2006, approximately 22% and 24%, respectively, of Horizon’s passengers connected to flights operated by Alaska.

For a more in-depth discussion of our business, the industry, regulatory environment, and other important matters, please see Air Group’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2008.

ITEM 1A.	RISK FACTORS

If any of the following occurs, our business, financial condition and results of operations could suffer. These risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. Management cannot predict such developments, nor can it assess the impact, if any, on our business of such new risk factors or of events described in any forward-looking statements.

The airline industry is highly competitive and subject to rapid change. We may be unable to compete effectively against other airlines with greater financial resources or lower operating costs, or to adjust rapidly enough in the event the nature of competition in our markets changes.

The airline industry is highly competitive as to fares, flight frequency, frequent flyer benefits, routes and service. The industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats. Over the past few years, airlines have reduced domestic routes and the number of planes available, which has resulted in reduced domestic industry capacity and a trend towards increased fares. Although capacity has declined based on a nationwide average, capacity on the West Coast has actually increased. If airlines decide to increase their capacity further in the future, this could cause fares to decline, which may adversely affect our business and results of operations. Many of our competitors are larger than us and therefore, may have significantly greater financial resources and name recognition or lower operating costs than we do. In addition, competitors who have successfully reorganized out of bankruptcy have lowered their operating costs as a result of renegotiated labor, supply and financing agreements. From time to time in the past, some of these competitors have chosen to add service, reduce their fares, or take other competitive steps in our key markets. We may be unable to compete effectively against other airlines that introduce service or discounted fares in the markets that we serve.

The airline industry also faces competition from ground transportation alternatives, such as buses, trains or automobiles.

The U.S. and Mexico recently amended their bilateral agreement relating to commercial air service. The amendments expand authorized service levels to cities we serve in Mexico. Other airlines have added service to many of the city pairs we currently serve, which has increased competition and has negatively affected our results of operations. Further increases in competition in these markets may result in additional negative pressure on our results of operations.

Our business, financial condition, and results of operations are substantially exposed to the current high prices and variability of jet fuel. Further increases in jet fuel costs would harm our business.

Fuel costs constitute a significant portion of our total operating expenses, accounting for 26% and 27% of total operating expenses for the years ended December 31, 2007 and 2006, respectively. Significant increases in fuel costs during the past several years have negatively affected our results of operations. Further increases will harm our financial condition and results of operations, unless we are able to increase fares.

Historically, fuel costs and availability have been unpredictable and subject to wide price fluctuations based on geopolitical issues and supply and demand. We have not generally been able to increase fares to offset increases in the price of fuel until recently and we may not be able to do so in the future.

We utilize fuel hedges as a form of insurance against the volatility of fuel prices. To manage the risk of fuel price increases, we purchase call options that are designed to cap a portion of our fuel costs at designated per-barrel oil prices. Even with hedges, we are substantially and increasingly exposed to increases in jet fuel costs as the price at which we are hedged increases.

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

Labor costs are a significant component of our total expenses, accounting for approximately 27% and 28% of our total operating expenses in 2007 and 2006, respectively. As of December 31, 2007, labor unions represented approximately 84% of our employees. Each of our represented employee groups has a separate collective bargaining agreement, and could make demands that would increase our operating expenses and adversely affect our financial performance. Uncertainty around open contracts could be a distraction to many employees, reduce employee engagement in our business and divert management’s attention from other projects. Disengaged employees could prevent us from achieving the operational improvements in completion rate and on-time performance that we seek.

In 2005, Alaska and the Air Line Pilots Association (ALPA) were unable to reach a new agreement, and therefore, pursuant to the terms of the collective bargaining agreement that existed at the time, the parties submitted the agreement to binding arbitration. That arbitration decision, which was effective May 1, 2005, resulted in an average pilot wage reduction of 26%. That contract became amendable on May 1, 2007, and we are currently in negotiations with ALPA. Factoring in pay rates, productivity measures, and pension and postretirement medical benefits, we believe our pilot unit costs are among the highest in the industry for the size of aircraft operated.

Our continuing obligation to fund our traditional defined-benefit pension plans could negatively affect our ability to compete in the marketplace. This is because some of our competitors either have eliminated such obligations through bankruptcy or have never had traditional pension plans in place. Currently, all of our defined-benefit pension plans are closed to new entrants, with the exception of the plan covering our pilots.

Finally, to the extent we are unable to maintain the outsourcing or subcontracting of certain services for our business, we would incur substantial costs, including costs associated with hiring new employees, in order to perform these services in-house.

Our failure to successfully reduce unit costs could harm our business.

We continue to strive toward aggressive cost-reduction goals that are an important part of our business strategy of offering the best value to passengers through competitive fares while achieving acceptable profit margins and return on capital. We believe having a lower cost structure better positions us to be able to fund growth and take advantage of market opportunities. If we are unable to further reduce our non-fuel unit costs and achieve targeted profitability, we will likely not be able to grow our business and our financial results may suffer.

Our indebtedness and other fixed obligations could increase the volatility of earnings and otherwise restrict our activities.

We have, and will continue to have for the foreseeable future, a significant amount of debt. Due to our high fixed costs, including aircraft lease commitments and debt service, a decrease in revenues results in a disproportionately greater decrease in earnings. As of December 31, 2007 and 2006, we had approximately $1.2 billion and $1.1 billion of long-term debt outstanding, respectively, approximately all of which was secured by flight equipment and real property. In addition to long-term debt, we have significant other fixed obligations under operating leases related to our aircraft, airport terminal space, other airport facilities and office space. As of December 31, 2007, future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year were $647.6 million for 2008 through 2012 and an aggregate of $281.4 million for the years thereafter.

At December 31, 2007, we had firm orders to purchase 31 aircraft requiring future aggregate payments of approximately $782 million through 2011. Although we have secured financing for a number of these commitments, there is no guarantee that additional financing will be available when required. Our inability to secure the financing could have a material adverse effect on our cash balances or result in delays in or our inability to take delivery of aircraft, which would impair our growth or fleet-simplification plans.

Our outstanding long-term debt and other fixed obligations could have important consequences. For example, they could:

•	limit our ability to obtain additional financing to fund growth, capital expenditures, acquisitions, working capital or other purposes;

•	require us to dedicate a material portion of our operating cash flow to fund lease payments and interest payments on indebtedness, thereby reducing funds available for other purposes; and

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

Delays and cancellations frustrate passengers, reduce aircraft utilization and increase costs, all of which affect our profitability. Due to our geographic area of operations, we believe a significant portion of our operation is more susceptible to adverse weather conditions than that of many of our competitors. A general reduction in airline passenger traffic as a result of any of the above-mentioned factors could harm our business, financial condition and results of operations.

We depend on a few key markets to be successful.

Our strategy is to focus on serving a few key markets, including Seattle, Portland, Los Angeles and Anchorage. A significant portion of our flights occurs to and from our Seattle hub. In 2007, traffic to and from Seattle accounted for 67% of our total traffic.

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

The terrorist attacks of September 11, 2001 and their aftermath have negatively affected the airline industry, including our company. More recently, the foiled terror plot in the United Kingdom in August 2006 resulted in new security measures that also impacted our company. Additional terrorist attacks, the fear of such attacks or other hostilities involving the U.S. could have a further significant negative effect on the airline industry, including us, and could:

•	significantly reduce passenger traffic and yields as a result of a potentially dramatic drop in demand for air travel;

•	significantly increase security and insurance costs;

•	make war risk or other insurance unavailable or extremely expensive;

•	increase fuel costs and the volatility of fuel prices;

•	increase costs from airport shutdowns, flight cancellations and delays resulting from security breaches and perceived safety threats; and

•	result in a grounding of commercial air traffic by the FAA.

The occurrence of any of these events would harm our business, financial condition and results of operations.

Increases in insurance costs or reductions in insurance coverage would harm our business, financial condition and results of operations.

Immediately following the September 11, 2001 terrorist attacks, aviation insurers dramatically increased airline insurance premiums and significantly reduced the insurance coverage available to airlines for third-party claims resulting from acts of terrorism, war or similar events to $50 million per event and in the aggregate. In light of this development, under the Air Transportation Safety and System Stabilization Act and the Homeland Security Act of 2002, as most recently amended by the Consolidated Appropriations Act of 2008, the U.S. government continues to offer domestic airlines either (i) third-party liability war risk coverage above $50 million or (ii), in lieu of commercial war risk insurance, full hull, comprehensive and third-party liability war risk coverage. This provides for the same limits of war and allied perils coverage for hull and comprehensive insurance and twice the limits of third-party liability insurance carried by the airline on September 11, 2001.

Although our insurance costs have declined to pre-2001 levels, aviation insurers could increase their premiums again in the event of additional terrorist attacks, hijackings, airline accidents or other events adversely affecting the airline industry. Furthermore, the full hull, comprehensive and third-party war risk insurance provided by the government is currently mandated through August 31, 2008. Although the government may extend the deadline for providing such coverage, we cannot be certain that any extension will occur, or if it does, for how long the extension will last. It is expected that, should the government stop providing such coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government and the coverage will be much more limited, including smaller aggregate limits and shorter cancellation periods. Significant increases in insurance premiums would adversely affect our business, financial condition and results of operations.

Our reputation and financial results could be harmed in the event of an airline accident or incident.

An accident or incident involving one of our aircraft could involve a significant loss of life and result in a loss of faith in our airline by the flying public. In addition, we could experience significant potential claims from injured passengers and surviving relatives, as well as costs for the repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service. Although we strive to maintain the highest standards of safety and reliability, should an accident or incident nevertheless occur, we currently maintain liability insurance in amounts and of the type generally consistent with industry practice. However, the amount of such coverage may not be adequate and we may be forced to bear substantial losses from an accident. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our business and financial results. Moreover, any aircraft accident or incident, even if fully insured and even if it does not involve our airline, could cause a public perception that our airline or the equipment it flies is less safe or reliable than other transportation alternatives, which would harm our business.

We rely heavily on automated systems to operate our business, and a failure of these systems or by their operators could harm our business.

We depend on automated systems to operate our business, including our computerized airline reservations system, our telecommunication systems, our website, our maintenance systems, and other systems. Substantially all of our tickets are issued to passengers as electronic tickets. We depend on our computerized reservation system to be able to issue, track and accept these electronic tickets. In order for our operations to work efficiently, our website and reservation system must be able to accommodate a high volume of traffic, maintain secure information, and deliver important flight information. Substantial or repeated website, reservations system or telecommunication systems failures could reduce the attractiveness of our services and cause our customers to purchase tickets from another airline. In addition, we rely on other automated systems for crew scheduling, flight dispatch, and other operational needs. Disruption in, changes to, or a breach of these systems could result in the loss of important data, increase our expenses and possibly cause us to temporarily cease our operations.

We rely on partner airlines for codeshare and frequent flyer marketing arrangements.

We are a party to marketing agreements with a number of domestic and international air carriers, or “partners,” including but not limited to American Airlines, Continental Airlines, Delta Air Lines and Northwest Airlines. These agreements provide that certain flight segments operated by us are held out as partner “codeshare” flights and that certain partner flights are held out for sale as Alaska codeshare flights. In addition, the agreements generally provide that members of our Mileage Plan program can earn miles on or redeem miles for partner flights and vice versa. We receive a significant amount of revenue from flights sold under codeshare arrangements. In addition, we believe that the frequent flyer arrangements are an important part of our Mileage Plan program. The loss of a significant partner or certain partner flights could have a negative effect on our revenues or the attractiveness of our Mileage Plan, which we believe is a source of competitive advantage.

We rely on third-party vendors for certain critical activities.

We have historically relied on outside vendors for a variety of services and functions critical to our business, including airframe and engine maintenance, ground handling, fueling, computer reservation system hosting and software maintenance. As part of our cost-reduction efforts, our reliance on outside vendors has increased and may continue to do so in the future. In recent years, we have subcontracted our heavy aircraft maintenance, fleet service, facilities maintenance, and ground handling services at certain airports, including Seattle-Tacoma International Airport, to outside vendors.

Our use of outside vendors increases our exposure to several risks. In the event that one or more vendors goes into bankruptcy, ceases operation or fails to perform as promised, replacement services may not be readily available at competitive rates, or at all. Although we believe that our vendor oversight and quality control is among the best in the industry, if one of our vendors fails to perform adequately we may experience increased costs, delays, maintenance issues, safety issues or negative public perception of our airline. Vendor bankruptcies, unionization, regulatory compliance issues or significant changes in the competitive marketplace among suppliers could adversely affect vendor services or force us to renegotiate existing agreements on less favorable terms. These events could result in disruptions in our operations or increases in our cost structure.

We are dependent on a limited number of suppliers for aircraft and parts.

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

Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that involve significant compliance costs. In the last several years, Congress has passed laws, and the U.S. Department of Transportation, the Transportation Security Administration and the Federal Aviation Administration (the “FAA”) have issued regulations that have required significant expenditures relating to the maintenance and operation of airlines. For example, the FAA has issued regulations covering, among other things, security measures, collision avoidance systems, noise abatement, environmental restrictions, safety procedures and maintenance regulations. Similarly, many aspects of an airline’s operations are subject to increasingly stringent federal, state and local laws protecting the environment.

Because of significantly higher security and other costs incurred by airports since September 11, 2001, many airports have increased their rates and charges to air carriers. Additional laws, regulations, taxes, and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. Although lawmakers may impose these additional fees and view them as “pass-through” costs, we believe that a higher total ticket price will influence consumer purchase and travel decisions and may result in an overall decline in passenger traffic, which would harm our business.

Recently, there has been some discussion of an “airline passenger’s bill of rights” at both the national and state levels. Bills have recently been proposed in several states that will regulate airlines when operating in those specific states. If these bills were to become law, they could impose additional economic and resource constraints on our airlines and could negatively impact our financial performance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

AIRCRAFT

The following tables describe the aircraft we operate and their average age at December 31, 2007:

Aircraft Type	Passenger Capacity	Owned	Leased	Total	Average Age in Years
Boeing 737-400	144	3	31	34	12.4
Boeing 737-400C	72	5	—	5	15.3
Boeing 737-400F	—	1	—	1	8.8
Boeing 737-700	124	17	3	20	7.0
Boeing 737-800	157	26	3	29	1.1
Boeing 737-900	172	12	—	12	5.4
Boeing MD-80	140	—	14	14	15.1

		64	51	115	8.3

Note 6 to our financial statements discusses future orders for additional aircraft.

As of December 31, 2007, 47 of the 64 owned aircraft are subject to liens securing long-term debt, and the majority of the other owned aircraft serve as collateral for our $185 million line-of-credit facility. Our leased 737-400, 737-700, 737-800 and MD-80 aircraft have lease expiration dates between 2008 and 2016, between 2009 and 2010, between 2015 and 2018, and between 2008 and 2012, respectively. We have the option to extend most of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the then-fair-market value of the aircraft.

In 2006, we announced a plan to transition to an all-Boeing 737 fleet by the end of 2008, which includes the accelerated retirement of our MD-80 fleet. Giving consideration to this fleet transition plan, the following table displays the currently anticipated fleet counts as of the end of each quarter in 2008:

	31-Mar-08	30-Jun-08	30-Sep-08	31-Dec-08
MD80	9	7	4	—
737-400	34	34	34	32
737-400F**	1	1	1	1
737-400C**	5	5	5	5
737-700	20	20	20	20
737-800*	33	36	41	46
737-900	12	12	12	12

Totals	114	115	117	116

*	The total includes one additional leased aircraft in 2008.
**	F=Freighter; C=Combination freighter/passenger

Although the number of aircraft in our operating fleet at the end of each period presented remains relatively consistent, it is important to note that the larger B737-800s are replacing the smaller-gauge MD-80s. Therefore, our total capacity, as measured by available seat miles, will increase even though the number of aircraft remains consistent.

GROUND FACILITIES AND SERVICES

We lease ticket counters, gates, cargo and baggage space, office space, and other support areas at the majority of the airports we serve. We also own terminal buildings in various cities in the state of Alaska.

We have centralized operations in several buildings located at or near Seattle-Tacoma International Airport (Sea-Tac) in Seattle, Washington. These include a five-bay hangar and shops complex (used primarily for line maintenance), a flight operations and training center, an air cargo facility, an information technology office and mainframe computer facility, two office buildings, and corporate headquarters complex. We also lease a stores warehouse, and office spaces for a reservation facility and for various administrative functions in Kent, Washington. Our major facilities outside of Seattle include a regional headquarters building, an air cargo facility and a hangar/office facility in Anchorage, as well as leased reservations facilities in Phoenix, Arizona and Boise, Idaho. We use our own employees for ground handling services at most of our airports in the state of Alaska. At other airports throughout our system, those services are contracted to various third-party vendors.

ITEM 3.	LEGAL PROCEEDINGS

Grievance with International Association of Machinists

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with the Company alleging that we violated the CBA by, among other things, subcontracting the ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007. We expect a decision from the arbitrator in the first half of 2008.

Other items

We are a party to routine litigation matters incidental to our business and with respect to which no material liability is expected.

Management believes the ultimate disposition of the matters discussed above is not likely to materially affect our financial position or results of operations. This forward-looking statement is based on management’s current understanding of the relevant law and facts, and it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All of Alaska’s outstanding shares are owned by Air Group. As of February 15, 2008, Alaska had issued outstanding 500 shares of common stock, $1.00 par value per share. There is no established public trading market for Alaska’s common stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As permitted by General Instruction I(2)(a), the following section contains management’s narrative analysis of Alaska’s results of operations as of and for the fiscal year ended December 31, 2007.

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our financial statements and the accompanying notes. All statements in the following discussion that are not reports of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in the Company’s filings with the Securities and Exchange Commission. This overview summarizes the MD&A, which includes the following sections:

•	Year in Review – highlights from 2007 outlining some of the major events that happened during the year and how they affected our financial performance.

•

Results of Operations – an in-depth analysis of the results of our operations for 2007 compared to 2006. We believe this analysis will help the reader better understand our statements of operations. Financial and statistical data are also included here. This section includes forward-looking statements regarding our view of 2008.

YEAR IN REVIEW

The revenue environment in 2007 was characterized by increased competition in our primary markets and a softer demand environment in our West Coast markets. However, yield improved slightly as we and other carriers attempted to raise fares to cover higher fuel costs. We also posted higher passenger traffic. These factors, along with the new capacity purchase arrangement with Horizon (as discussed below), resulted in an increase in total revenues of $377.4 million.

Our total operating expenses increased by $66.4 million during 2007 compared to 2006. This increase is primarily the result of the new capacity purchase arrangement with Horizon that began in January 2007 (see discussion below) and some increases in other operating expenses, offset by the 2006 fleet transition and restructuring charges mentioned above and mark-to-market gains associated with an increase in the value of our fuel hedge portfolio. See “Results of Operations” below for further discussion of changes in revenues and operating expenses.

Accomplishments

Accomplishments from 2007 include:

•	We marked our 75th anniversary with several celebration events and the unveiling of the “Starliner 75,” a new Boeing 737-800 aircraft painted in a vintage DC-3 livery.

•	In October 2007, we reached another website milestone by processing over 50% of our monthly sales through alaskaair.com for the first time.

•

We initiated service to the Hawaiian Islands in October 2007 – something our customers and employees had been looking forward to for many years. We have also initiated or announced additional service in certain existing markets or connected cities already served with new non-stop service.

Airport of the Future

On October 16, 2007, we unveiled the first phase of our patented “Airport of the Future” at Seattle Tacoma International Airport. Once the project is complete, additional facilities are coming online in the first half of 2008, the “Airport of the Future” will allow our customers to check in for their flights and drop bags more quickly, improve our agents’ productivity, and allow us to handle more customers without increasing our airport space. We debuted this concept at the Ted Stevens International Airport in Anchorage in 2004 and since that time, customer wait times have been reduced significantly.

Row 44

In September 2007, we announced our plan to launch in-flight wireless Internet service in 2008 based on Row 44, Inc.’s satellite-based broadband connectivity solution. We plan to test the system on our aircraft in the first half of 2008. If the test is successful, we plan to equip all of our aircraft with this equipment. This technology will provide customers with a unique entertainment and business network in the air. Passengers with Wi-Fi-enabled devices — such as laptop computers, PDAs, smart phones and portable gaming systems — will have high-speed access to the Internet, e-mail, virtual private networks and stored in-flight entertainment content.

Hawaiian Vacations

During the third quarter of 2007, we announced the acquisition of certain assets of Hawaiian Vacations Inc., an Anchorage-based company that charters aircraft and markets package tours to the Hawaiian Islands. The acquisition of these assets will help accelerate our entrance into the Anchorage-Honolulu market, which began December 9, 2007 with one daily round trip.

Labor Costs and Negotiations

We are pleased with the long-term contracts that have been reached with the majority of our labor groups. We are now in the process of negotiating new contracts with our pilots. The pilot contract became amendable May 1, 2007. We hope to reach negotiated agreements with our pilots that recognize the important contributions that they make, without harming our competitive position. Factoring in pay rates, productivity measures, pension, and post-retirement medical benefits, we believe our pilot unit costs are among the highest in the industry for the size of aircraft operated.

We do not know what the final outcome of these negotiations will be or when agreements will be reached. However, uncertainty around open contracts could be a distraction to some employees, reduce employee engagement in our business, and hinder us from achieving the operational goals (such as on-time and completion-rate targets) that we have set.

Fleet Transition

During the first quarter of 2006, we announced our plan to retire our entire MD-80 fleet by the end of 2008 as part of our move to an all-Boeing 737 fleet. We believe this transition, when completed, will provide more than $130 million in annual operating savings by way of lower fuel, maintenance, and training costs.

During 2007, we sold all 20 of our owned operating MD-80s. The majority of these aircraft are now leased from the buyer under short-term lease arrangements, which will allow us to maintain our current MD-80 retirement schedule through December 2008. We ceased operation of seven of these leased MD-80s in 2007, including one at the end of December that was earlier than anticipated. The charge associated with the early retirement in December 2007 was not material.

We currently have long-term lease arrangements on four MD-80 aircraft that we plan to cease operating before the end of the lease term. We anticipate that once these aircraft have been removed from operation, we will dispose of them through a lease buy-out or a sublease arrangement, or we will store them at a long-term storage facility. It is likely that we will record a charge in our statement of operations if either of these events occurs. Aggregate minimum lease payments for these four aircraft through the end of their lease terms total approximately $68.5 million as of December 31, 2007.

Capacity Purchase Agreements

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

Alaska also has a similar arrangement in place with a third-party carrier for flying between Anchorage and Dutch Harbor, Alaska. Historically, the revenue from this arrangement was presented in “Other revenue – net” and the associated costs were in “Contracted services” in Alaska’s statement of operations. Now, all of these revenues and costs are presented with the Horizon purchased capacity revenues and costs, and the prior period has been reclassified to conform to the current presentation.

Alaska and Horizon entered into the CPA in order to improve the visibility of both the revenues and the costs of flying in the capacity purchase markets. Under the CPA, Alaska pays Horizon a contractual amount for the purchased capacity in the incentive markets regardless of the revenue collected on those flights. The amount paid to Horizon is generally based on Horizon’s operating costs plus a margin. Alaska bears the inventory and revenue risk in those markets. Accordingly, Alaska records the related passenger revenue. Alaska records payments to Horizon in “Purchased capacity costs.” Horizon records the payment from Alaska as “Passenger revenue.”

The Air Group planning department works to strategically deploy certain Horizon aircraft by optimizing the balance of local and “flow” traffic connections with Alaska in order to maximize total returns to Air Group and to allow Alaska to deploy its larger jets to other routes. Prior to 2007, there was a revenue-sharing arrangement in place whereby Alaska made a payment to Horizon if certain covered markets created losses for Horizon. Alternatively, Horizon made a payment to Alaska if those markets were profitable.

Line of Credit Modification

In April 2007, we announced the Second Amendment of the March 25, 2005, $160 million variable-rate credit facility with a syndicate of financial institutions. The terms of the Second Amendment provide that any borrowings will be secured by either aircraft or cash collateral. The Second Amendment (i) increased the size of the facility to $185 million; (ii) improved the collateral advance rates for certain aircraft; (iii) extended the agreement by two years with a maturity date of March 31, 2010; and (iv) repriced the credit facility to reflect current market rates. We currently have no immediate plans to borrow using this credit facility. In July 2007, we executed the Third Amendment to the credit facility, which amended a covenant restriction to allow borrowings between us and our affiliates of up to $500 million, versus $300 million previously.

Outlook

We currently expect to increase our mainline capacity by 3% in 2008 compared to 2007. The expected capacity increase is due primarily to the anticipated delivery of 17 new B737-800 aircraft in 2008 and the annualization of capacity additions that resulted from 14 B737-800 aircraft delivered in 2007, offset by the retirement of 15 MD-80 aircraft and, to a lesser extent, scheduled retirement of other aircraft.

We will continue to monitor our flight schedules to see if there are further opportunities to reduce unprofitable flying and retire some of our MD-80s sooner than currently planned. We recently announced that we plan to eliminate our Oakland – Orange County route and shift to Horizon our daily flights from Seattle to Reno and Boise in an effort to reduce costs and increase profitability.

On a net basis, we expect that our fleet size will grow by one aircraft in 2008 (from 115 to 116), although the B737-800 aircraft are larger than the MD-80s they are replacing, allowing for the capacity growth mentioned above. The aircraft deliveries in 2008 are planned to replace outgoing aircraft, increase frequency in our existing markets and, to a lesser degree, serve new markets.

For much of the past three years, our operational performance has fallen short of our goals and our customers’ expectations. We currently have several initiatives underway to help improve our on-time performance, completion rates, baggage handling, and other important customer-driven operational measures. Delivering on these core operational promises is one of our highest-priority internal goals for 2008.

RESULTS OF OPERATIONS

2007 COMPARED WITH 2006

In 2007, we reported net income of $135.4 million compared to a net loss of $56.1 million in 2006. The 2006 results included the following items that impact the comparability between the periods:

•	We recorded $189.5 million ($118.5 million after tax) of fleet transition costs related to our MD-80 fleet.

•

We also recorded a $24.8 million ($15.5 million after tax) restructuring charge associated with the voluntary severance package offered to certain of our employees represented by the International Association of Machinists and to our flight attendants as part of new four-year collective bargaining agreements.

Both periods include adjustments to reflect the timing of gain or loss recognition resulting from mark-to-market fuel hedge accounting. We recorded a $43.3 million gain in 2007 compared to a $78.4 million loss in 2006.

We believe disclosure of the impact of these individual charges is useful information to investors and other readers because:

•	it is useful to monitor performance without these items as it improves a reader’s ability to compare our results to the results of other airlines;

•

our results excluding these special items is the basis for our various employee incentive plans, thus allowing investors to better understand the changes in variable incentive pay expense in our statements of operations;

•	our results excluding these items is most often used in internal management and board reporting and decision-making; and

•	we believe it is the basis by which we are evaluated by industry analysts.

Financial and statistical data for are shown on the following page. An in-depth discussion of the results of our operations begins on page 21.

The year’s most important trend was the dramatic increase in raw and economic fuel costs and the related increase in passenger revenue as we (and many of our competitors) attempted to pass along the increased fuel costs. See page 24 for a discussion of raw and economic fuel costs.

Financial and Statistical Data

	Quarter Ended December 31					Year Ended December 31
Financial Data (in millions):	2007		2006		% Change	2007		2006		% Change
Operating Revenues:
Passenger	$612.8		$570.6		7.4	$2,547.2		$2,453.1		3.8
Freight and mail	21.3		21.6		(1.4)	94.2		93.4		0.9
Other—net	41.3		36.6		12.8	147.1		129.6		13.5

Total mainline operating revenues	675.4		628.8		7.4	2,788.5		2,676.1
Passenger—purchased capacity	71.9		3.4		NM	281.4		16.4		NM

Total Operating Revenues	747.3		632.2		18.2	3,069.9		2,692.5		14.0

Operating Expenses:
Wages and benefits	191.0		190.4		0.3	752.9		743.3		1.3
Variable incentive pay	2.3		10.4		(77.9)	13.5		27.7		(51.3)
Aircraft fuel, including hedging gains and losses	182.2		189.8		(4.0)	737.5		757.0		(2.6)
Aircraft maintenance	42.0		38.2		9.9	149.8		156.8		(4.5)
Aircraft rent	29.5		26.3		12.2	112.8		110.9		1.7
Landing fees and other rentals	42.8		40.3		6.2	170.1		158.2		7.5
Contracted services	32.9		30.2		8.9	124.1		117.5		5.6
Selling expenses	30.0		31.5		(4.8)	129.3		141.5		(8.6)
Depreciation and amortization	36.2		38.2		(5.2)	142.3		137.8		3.3
Food and beverage service	12.1		12.2		(0.8)	46.9		48.3		(2.9)
Other	48.1		42.7		12.6	173.1		161.1		7.4
Fleet transition costs	—		—		NM	—		189.5		NM
Restructuring charges and adjustments	—		(7.6)		NM	—		24.8		NM

Total mainline operating expenses	649.1		642.6		1.0	2,552.3		2,774.4		(8.0)
Purchased capacity costs	80.7		3.2		NM	302.8		14.3		NM

Total Operating Expenses	729.8		645.8		13.0	2,855.1		2,788.7		2.4

Operating Income (Loss)	17.5		(13.6)		NM	214.8		(96.2)		NM

Interest income	15.1		15.1			64.8		56.3
Interest expense	(21.3)		(19.8)			(86.2)		(73.3)
Interest capitalized	6.6		6.0			25.7		21.5
Other—net	(2.7)		0.2			(3.1)		(0.5)

	(2.3)		1.5			1.2		4.0

Income (Loss) Before Income Tax and Accounting Change	$15.2		$(12.1)		NM	$216.0		$(92.2)		NM

Mainline Operating Statistics:
Revenue passengers (000)	4,191		4,107		2.0	17,558		17,165		2.3
RPMs (000,000) "traffic"	4,498		4,243		6.0	18,451		17,822		3.5
ASMs (000,000) "capacity"	6,020		5,755		4.6	24,208		23,278		4.0
Passenger load factor	74.7%		73.7%		1.0pts	76.2%		76.6%		(0.4	)pts
Yield per passenger mile	13.62	¢	13.45	¢	1.3	13.81	¢	13.76	¢	0.3
Operating revenues per ASM	11.22	¢	10.93	¢	2.7	11.52	¢	11.50	¢	0.2
Passenger revenue per ASM	10.18	¢	9.91	¢	2.7	10.52	¢	10.54	¢	(0.2)
Operating expenses per ASM	10.78	¢	11.17	¢	(3.5)	10.54	¢	11.92	¢	(11.6)
Aircraft fuel cost per ASM	3.02	¢	3.30	¢	(8.3)	3.04	¢	3.25	¢	(6.4)
Fleet transition costs per ASM	—		—		NM	—		0.81	¢	NM
Restructuring charges per ASM	—		-0.13	¢	NM	—		0.11	¢	NM
Aircraft fuel cost per gallon	$2.09		$2.18		(4.1)	$2.08		$2.14		(2.8)
Economic fuel cost per gallon	$2.48		$1.98		25.2	$2.20		$1.92		14.6
Fuel gallons (000,000)	87.2		87.1		0.1	354.3		354.3		0.0
Average number of full-time equivalent employees	9,672		9,485		2.0	9,679		9,322		3.8
Aircraft utilization (blk hrs/day)	10.7		10.6		0.9	10.9		11.0		(0.9)
Average aircraft stage length (miles)	946		914		3.5	926		919		0.8
Operating fleet at period-end	115		114		1 a/c	115		114		1 a/c
Purchased Capacity Operating Statistics:
RPMs (000,000)	287		9		NM	1,099		41		NM
ASMs (000,000)	386		15		NM	1,453		67		NM

NM = Not Meaningful

Revenues

Total operating revenues increased $377.4 million, or 14.0%, in 2007 as compared to 2006. The new Capacity Purchase Agreement with Horizon described above made up $265.0 million of the increase, with mainline revenues (defined as passenger revenues from those flights operating on our jets plus freight, mail and other revenues) contributing $112.4 million of the increase. The components of our revenue are summarized in the following table:

	Years Ended December 31
(in millions)	2007	2006	% Change
Passenger Revenue—mainline	$2,547.2	$2,453.1	3.8
Freight and mail	94.2	93.4	0.9
Other—net	147.1	129.6	13.5

Total Mainline Revenues	$2,788.5	$2,676.1	4.2

Passenger Revenue—purchased capacity	281.4	16.4	NM

Total Operating Revenues	$3,069.9	$2,692.5	14.0

NM = Not Meaningful

Operating Revenue—Mainline

Mainline passenger revenue increased 3.8% on a 4.0% increase in available seat miles offset by a slight decline in mainline passenger revenue per available seat mile (PRASM). The decline in PRASM was the result of a 0.3% increase in yields, offset by a 0.4-point decline in load factor compared to the prior period.

Although the load factor for the full year was down from 2006, load factors outpaced 2006 in the second half of the year after lagging 2006 in the first half of the year. These load factor improvements contributed to the increase in unit passenger revenue (PRASM) seen in the third and fourth quarters. We believe the full-year load factor decline is due to capacity growth in connection with the replacement of older aircraft with larger B737-800 aircraft without a commensurate increase in the number of passengers.

Freight and mail revenue was flat compared to 2006. This is primarily due to a decline in freight and mail volumes resulting from lower capacity that stemmed from the delay in the conversion of four of our B737-400 passenger aircraft to combi aircraft, offset by an increase in cargo yields, including those coming through fuel surcharges. We currently anticipate an increase in freight and mail revenues in 2008 as we expect to deploy our full capacity for the entire year.

Other—net revenues increased $17.5 million, or 13.5%, primarily as a result of higher commission revenue associated with the sale of mileage credits to our bank partner. When we sell mileage credits, we defer the majority of the proceeds and recognize that revenue when award travel takes place. Commission revenue represents the difference between the proceeds from the sale of miles and the amount we defer.

Passenger Revenue – Purchased Capacity

Passenger revenue —purchased capacity increased by $265.0 million to $281.4 million because of the CPA with Horizon. During 2007, purchased capacity costs exceeded passenger revenue—purchased capacity by $21.4 million. However, the reported results of purchased capacity flying do not reflect the total contribution of these flights to our mainline operation as many of the flights feed traffic from smaller cities.

Expenses

For the year, total operating expenses increased $66.4 million compared to 2006 as a result of new purchased capacity costs recorded under the CPA with Horizon, offset by a decline in mainline operating costs. The components of our operating expenses are summarized in the following table:

	Years Ended December 31
Operating Expenses (in millions)	2007	2006	% Change
Mainline operating expenses	$2,552.3	$2,774.4	(8.0)
Purchased capacity costs	302.8	14.3	NM

Total Operating Expenses	$2,855.1	$2,788.7	2.4

NM = Not meaningful

Mainline Operating Expenses

Total mainline operating costs for 2007 declined by $222.1 million or 8.0% compared to 2006. The absence of the fleet transition costs and restructuring charges as well as lower aircraft fuel expense resulting from mark-to-market gains associated with the value of our fuel hedge portfolio were the primary causes of the decline.

Along with our financial and statistical data on page 20, we are presenting here our line-item expenses on a per-ASM basis (in cents). We believe this information is useful to investors because it highlights areas in which costs have increased or decreased either more or less than capacity:

	Years Ended December 31,			CASM Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Wages and benefits	3.11	3.19	3.24	(0.08)	(0.05)
Variable incentive pay	0.06	0.12	0.07	(0.06)	0.05
Aircraft fuel, including hedging gains and losses	3.04	3.25	2.13	(0.21)	1.12
Aircraft maintenance	0.62	0.67	0.83	(0.05)	(0.16)
Aircraft rent	0.47	0.48	0.52	(0.01)	(0.04)
Landing fees and other rentals	0.70	0.68	0.70	0.02	(0.02)
Contracted services	0.51	0.51	0.47	—	0.04
Selling expenses	0.53	0.61	0.59	(0.08)	0.02
Depreciation and amortization	0.59	0.59	0.56	—	0.03
Food and beverage service	0.19	0.21	0.22	(0.02)	(0.01)
Other	0.72	0.69	0.72	0.03	(0.03)
Fleet transition costs	—	0.81	—	(0.81)	0.81
Restructuring charges and adjustments	—	0.11	0.09	(0.11)	0.02

Total Mainline Operating Expenses per ASM	10.54	11.92	10.14	(1.37)	1.78

Additional line item information is provided below.

Wages and Benefits

Wages and benefits were relatively flat in 2007, primarily as a result of the following:

•	a 3.8% increase in full-time equivalents. The number of full-time equivalent employees increased largely as a result of our initiative to improve our on-time performance and other operational goals;

•	an increase in the number of flight attendants as we transition to B737-800s, which have four flight attendants, compared to three in the MD-80 aircraft that are being replaced; and

•	normal step, scale and market-based wage increases.

These increases were offset by the following:

•

2006 included a $2.7 million contract-signing bonus paid to our flight attendants and a $1.9 million contract-signing bonus paid to our clerical, office and passenger service employees and our ramp service and stores agents; and

•

a reduction of $15.6 million in expenses associated with our defined-benefit plans as more of our employees transition to an enhanced defined-contribution plan, offset by a $1.2 million increase in defined-contribution plan expense.

We currently expect wages and benefits to increase slightly in 2008 but decline on a per-ASM basis. This expectation is exclusive of any potential change in pilot wages that may result from our current contract negotiations.

Variable Incentive Pay

Variable incentive pay for 2007 decreased $14.2 million or 51.3%, compared to 2006. The decrease results from lower annual expense under the various Air Group profit-based incentive plans as our profitability was lower than originally expected, offset by higher expenses associated with our Operational

Performance Rewards plan. For purposes of our incentive pay plans, profit is generally defined as results excluding fleet transition costs, restructuring charges, and other amounts specified in the various incentive plan documents and with fuel stated on an economic basis. Air Group maintains several incentive plans that collectively cover all of our employees and create alignment for employees, customers and shareholders. These plans include both operational performance goals and financial performance targets.

Aircraft Fuel

Aircraft fuel expense includes both raw fuel expense (as defined below) plus the effect of mark-to-market adjustments to our fuel hedge portfolio that we include in our income statement as the value of the portfolio increases and decreases. Our aircraft fuel expense is very volatile, even between quarters, because it includes these gains or losses when the underlying instrument increases or decreases in value as crude oil prices increase or decrease. Raw fuel expense is defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes. Raw fuel prices are impacted by world oil prices and refining costs, which can vary by region in the U.S. Raw fuel expense approximates cash paid to suppliers.

Aircraft fuel expense decreased $19.5 million, or 2.6%, compared to 2006. The elements of the change are illustrated in the following table:

	Years Ended December 31
(in millions, except per-gallon amounts)	2007	2006	% Change
Fuel gallons consumed	354.3	354.3	0.0
Raw price per gallon	$2.33	$2.16	7.9

Total raw fuel expense	$825.7	$765.6	7.9

Impact on fuel expense from changes in value of the fuel hedge portfolio (gain)	(88.2)	(8.6)	NM

Aircraft fuel expense	$737.5	$757.0	(2.6)

NM = Not meaningful

Fuel gallons consumed were flat on a 4.0% increase in capacity because of the improved fuel efficiency of our fleet as we transition out of the less-efficient MD-80 aircraft to newer, more-efficient B737-800 aircraft.

The raw fuel price per gallon increased by 7.9% as a result of higher West Coast jet fuel prices driven by higher crude oil costs.

During 2007, we recorded mark-to-market gains reflecting an increase in the value of our fuel hedge portfolio between December 31, 2006 and December 31, 2007. In 2006, we recorded a mark-to-market loss, as oil prices on December 31, 2006 were lower than they were a year earlier. Our hedge portfolio consists primarily of call options that are based on the prices of crude oil.

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

Our economic fuel expense is calculated as follows:

	Years Ended December 31
(in millions, except per-gallon amounts)	2007	2006	% Change
Raw fuel expense	$825.7	$765.6	7.9
Less: cash received from settled hedges	(44.9)	(87.0)	NM

Economic fuel expense	$780.8	$678.6	15.1

Fuel gallons consumed	354.3	354.3	0.0

Economic fuel cost per gallon	$2.20	$1.92	14.6

NM = Not meaningful

In 2005 and 2006, we realized significant benefits from in-the-money fuel hedge contracts. However, our fuel hedge protection declined substantially in 2007 as the strike price of our hedges was closer to current oil prices compared to those in place during the previous two years. The total cash benefit from hedges that settled during the period declined to $44.9 million in 2007 down from $87.0 million in 2006 and $108.8 million in 2005.

We currently expect economic fuel expense to be higher in 2008 than in 2007 because of high crude oil prices. For example, if oil were to average $87 per barrel in 2008, we would expect our raw fuel expense to be approximately $2.67 per gallon and the cash benefit of settled hedges to be approximately $55 million, resulting in an economic fuel price per gallon of approximately $2.52.

Aircraft Maintenance

Aircraft maintenance declined by $7.0 million, or 4.5%, compared to the prior year largely as a result of the benefits of our fleet transition as we replace our aging MD-80s and B737-200C aircraft with newer B737-800 and converted B737-400 aircraft, respectively. We currently expect maintenance expense to increase slightly in 2008 because of the timing of certain required maintenance events, offset by additional benefit to be realized from the fleet transition.

Aircraft Rent

Aircraft rent increased by $1.9 million, or 1.7%, because of the sale and short-term leaseback of substantially all of our owned MD-80 aircraft during the second quarter of 2007 and the addition of two new leased B737-800 aircraft in the fourth quarter of 2006, partially offset by the buyout of five leased MD-80 aircraft in the third quarter of 2006. We expect a year-over-year increase in aircraft rent in 2008 as we lease an additional B737-800, offset by the retirement of the MD-80s.

Landing Fees and Other Rentals

Landing fees and other rentals increased by $11.9 million, or 7.5%, compared to 2006 as a result of higher costs at Seattle-Tacoma International and other airports. We expect year-over-year increases in 2008 as a result of fees in our new Hawaiian stations and for the continuing transition to 737-800 aircraft that are larger than the outgoing MD-80 aircraft.

Selling Expenses

Selling expenses declined by $12.2 million, or 8.6%, compared to 2006 as a result of lower ticket distribution costs and credit card fees that resulted from new contracts that were put into place in the fourth quarter of 2006. The 2006 amount also included $3.7 million paid to Horizon under the revenue-sharing arrangement in certain designated markets that existed in 2006, compared to zero in the current year because of the new CPA. These declines were partially offset by higher advertising costs. We currently expect that selling expenses will decline slightly in 2008 as we continue to focus our efforts on shifting sales to our web sites, which reduces the commission we pay to outside providers.

Depreciation and Amortization

Depreciation and amortization increased $4.5 million, or 3.3%, compared to 2006. This is primarily the result of 10 new B737-800 aircraft delivered in 2006 and 14 in 2007, partially offset by the sale and leaseback of 20 MD-80s in 2007. We expect depreciation and amortization to increase by about 14% in 2008 as we acquire more new B737-800 aircraft.

Other Operating Expenses

Other operating expenses increased because of higher passenger remuneration costs, crew costs, professional fees, software license and maintenance costs, higher property taxes, and other costs, offset by lower liability insurance expense because of better rates negotiated in December 2006.

Mainline Operating Costs per Available Seat Mile (CASM)

Operating costs per ASM (CASM) is an important metric in the industry, and we use it to gauge the effectiveness of our cost-reduction efforts. Our effort to reduce unit costs focuses not only on controlling the actual dollars we spend, but also on increasing our capacity without adding a commensurate amount of cost.

Our mainline operating costs per mainline ASM are summarized below:

	Years Ended December 31
	2007		2006		% Change
Total mainline operating expenses per ASM (CASM)	10.54	¢	11.92	¢	(11.6)
CASM includes the following components:
Fuel costs per ASM	3.04	¢	3.25	¢	(6.4)
Fleet transition costs per ASM	—		0.81	¢	NM
Restructuring charges per ASM	—		0.11	¢	NM

NM = Not meaningful

We have separately listed in the above table our fuel costs per ASM, fleet transition costs per ASM and restructuring charges per ASM. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude these items in order to measure our cost-reduction progress. We do so, and believe that such analysis may be important to readers of these financial statements for the following reasons:

•

Mainline cost per ASM excluding fuel is one of the most important measures used by our management and the Air Group Board of Directors in assessing quarterly and annual cost performance. These decision-makers evaluate operating results of the “mainline” operation, which includes the operation of the B737 and MD-80 aircraft fleets branded in Alaska Airlines livery. The revenues and expenses associated with purchased capacity are evaluated separately.

•	Mainline cost per ASM excluding fuel (and other items as specified in our governing documents) is an important metric for the employee incentive plan that covers company management and executives.

•

By eliminating fuel expense from our unit cost metrics, we believe that we have better visibility into the results of our non-fuel cost-reduction initiatives. Our industry is highly competitive and is characterized by high fixed costs, so even a small reduction in non-fuel operating costs can result in a significant improvement in operating results. In addition, we believe that all domestic carriers are similarly impacted by changes in jet fuel costs over the long run, so it is important for management (and thus investors) to understand the impact of (and trends in) company-specific cost drivers such as labor rates and productivity, airport costs, maintenance costs, etc., which are more controllable by management.

•

Mainline cost per ASM excluding fuel is a measure commonly used by industry analysts, and we believe it is the basis by which they compare our airlines to others in the industry. The measure is also the subject of frequent questions from holders of Air Group’s common stock.

•

Disclosure of the individual impact of certain noted items provides investors the ability to measure and monitor performance both with and without these special items. We believe that disclosing the impact of items such as the fleet transition costs and restructuring charges is important because it provides information on significant items that are not necessarily indicative of future performance. Industry analysts consistently measure the Company’s performance without these items for better comparability between periods and among other airlines.

•

Although we disclose our “mainline” passenger unit revenues, we do not (nor are we able to) evaluate mainline unit revenues excluding the impact that rising fuel costs have had on ticket prices. Fuel represents nearly 30% of our total mainline operating expenses, and fluctuations in our fuel prices often drive changes in unit revenues in the mid-to-long term. Although we believe it is useful to evaluate non-fuel unit costs for the reasons noted above, we would caution readers of these financial statements not to place undue reliance on unit costs excluding fuel as a measure or predictor of future profitability because of the significant impact of fuel costs on our business.

Our mainline unit costs excluding fuel and other special items for the first quarter and full year 2008 are expected to remain flat from similar measures in 2007. Our primary goal in 2008 is to improve our operational reliability, including our on-time performance, completion of scheduled flights, and baggage delivery metrics, with a special focus on our Seattle operations.

Purchased Capacity Costs

Purchased capacity costs increased $288.5 million, from $14.3 million in 2006 to $302.8 million in 2007. Of the total, $283.4 million was paid to Horizon under the new CPA for 1.4 billion ASMs. The balance includes amounts paid to a third party for the Dutch Harbor flying (which approximates the amount paid in 2006) and certain administrative and information technology costs borne by Alaska that are allocated to purchased capacity flying costs.

In the aggregate, costs of purchased capacity exceeded revenues in these markets by $21.4 million. The markets covered by the CPA with Horizon are both “flow” markets that provide connecting traffic to Alaska and “local” markets where Horizon’s regional jets are used to maximize returns (or minimize losses) to Air Group and allow Alaska to deploy its larger jets to other routes. Generally speaking, revenues in the flow markets exceed costs. However, revenue in most of the local markets falls short of costs. With high fuel prices and relatively high non-fuel costs, some of these routes operated by Horizon are unprofitable with CRJ-700s and are too small to support 737 service. Air Group is evaluating alternatives to improve the results of these routes. Alternatives include reducing the size of Horizon’s CRJ-700 fleet, moving some of the flying to Horizon’s Q400, and having a portion of the capacity in these markets performed by a third party with larger, more efficient aircraft.

Nonoperating Income (Expense)

Net nonoperating income was $1.2 million in 2007 compared to $4.0 million in 2006. Interest income increased by $8.5 million compared to 2006, primarily as a result of a higher average balance on the receivable from Horizon since we loan Horizon the funds to purchase new Q400 aircraft and generally higher average portfolio returns on our cash and marketable securities balance, partially offset by a lower average cash and marketable securities balance. Interest expense increased $12.9 million because of new debt arrangements in 2006 and 2007 and increases in the average interest rate on our variable-rate debt. Other-net increased $2.6 million, and includes a $3.75 million expense associated with our investment in Row 44 given their early stage of development. Capitalized interest increased $4.2 million from 2006, resulting from an increase in pre-delivery deposits in connection with our orders for B737-800 aircraft.

Income Tax Expense (Benefit)

We file a consolidated tax return with Air Group and other Air Group subsidiaries. Each member of the consolidated group calculates its tax provision and tax liability, if applicable, on a separate-entity basis. Our effective income tax rate on income (loss) before income taxes for 2007 was 37.3% compared to an effective income tax rate of 39.2% in 2006. The effective rate for 2007 was positively impacted by $2.1 million in credits resulting from a favorable outcome of the state income tax matters referred to in Note 11. Excluding this benefit, our effective tax rate would have been 38.3%, which is different from our marginal 2007 tax rate of 37.4%. The difference is primarily due to the magnitude of nondeductible expenses, such as employee per-diem costs and stock-based compensation expense recorded for certain stock awards. The 2006 year includes $4.2 million of tax benefits associated with the reduction of certain tax contingency accruals for periods for which the statute of limitations expired in 2006. Excluding this benefit, our effective tax benefit rate for 2006 would have been 34.6%.

CHANGE IN ACCOUNTING POLICY

Effective January 1, 2005, we changed our method of accounting for major airframe and engine overhauls from the capitalize and amortize method to the direct expense method. Under the former method, these costs were capitalized and amortized to maintenance expense over the shorter of the life of the overhaul or the remaining lease term. Under the direct expense method, overhaul costs are expensed as incurred. We believe that the direct expense method is preferable because it eliminates the judgment and estimation needed to determine overhaul versus repair allocations in maintenance activities. Additionally, our approved maintenance program for the majority of our airframes now focuses more on shorter, but more frequent, maintenance visits. We also believe that the direct expense method is the predominant method used in the airline industry. Accordingly, effective January 1, 2005, we wrote off the net book value of our previously capitalized airframe and engine overhauls for all aircraft resulting in a charge of $128.2 million pretax ($80.1 million after tax). We do not believe disclosing the effect of adopting the direct expense method on net income for 2005 provides meaningful information because of changes in our maintenance program, including the execution of a “power-by-the-hour” engine maintenance agreement with a third party in late 2004.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have interest rate risk on our floating-rate debt obligations and our available-for-sale marketable investment portfolio, and commodity price risk in jet fuel required to operate our aircraft fleet. We purchase the majority of our jet fuel at prevailing market prices and seek to manage market risk through execution of a documented hedging strategy and other means. We have market-sensitive instruments in the form of fixed-rate debt instruments and financial derivative instruments used to hedge our exposure to jet-fuel price increases. We do not purchase or hold any derivative financial instruments for trading purposes.

MARKET RISK – AIRCRAFT FUEL

Currently, our fuel-hedging portfolio consists almost exclusively of crude oil call options. We utilize the contracts in our portfolio as hedges to decrease our exposure to the volatility of jet fuel prices. Call options are designed to effectively cap our cost of the crude oil component of fuel prices, allowing us to limit our exposure to increasing fuel prices. With these call option contracts, we still benefit from the decline in crude oil prices, as there is no downward exposure other than the premiums that we pay to enter into the contracts. Although to a lesser extent, we also use collar structures for fuel hedging purposes. We believe there is risk in not hedging against the possibility of fuel price increases. We estimate that a 10% increase or decrease in crude oil prices as of December 31, 2007 would increase or decrease the fair value of our hedge portfolio by approximately $29.7 million and $28.1 million, respectively.

Additionally, we have entered into fuel purchase contracts that fix the refining margin we pay for approximately 50% of our fuel consumption in the first quarter of 2008.

Our portfolio of fuel hedge contracts was worth $94.5 million at December 31, 2007, including $26.0 million of capitalized premiums paid to counterparties, compared to a portfolio value of $59.1 million at December 31, 2006.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices. We expect to continue to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions. For more discussion, see Note 3 to our financial statements.

FINANCIAL MARKET RISK

We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term investment portfolio. Our debt obligations include variable-rate instruments, which have exposure to changes in interest rates. This exposure is somewhat mitigated through our variable-rate investment portfolio. A hypothetical 10% change in the average interest rates incurred on variable-rate debt during 2007 would correspondingly change our net earnings and cash flows associated with these items by approximately $2.7 million. In order to help mitigate the risk of interest rate fluctuations, we fixed the interest rates on certain existing variable-rate debt agreements in 2005 and 2006. Additionally, several of our new debt arrangements in 2006 and 2007 were fixed-rate. We continue to enter into both variable-rate and fixed-rate arrangements in order to diversify our loan portfolio, so that we mitigate risk of severe market fluctuations. Our variable-rate debt is approximately 41% of our total long-term debt at December 31, 2007 compared to 38% at December 31, 2006. Subsequent to December 31, 2007 and through February 27, 2008, we have converted approximately $60 million of our variable-rate debt arrangements into fixed-rate arrangements and we intend to convert more in the future.

We also have investments in marketable securities, which are exposed to market risk associated with changes in interest rates. If short-term interest rates were to average 1% more than they did in 2007, interest income would increase by approximately $9.2 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL INFORMATION

(unaudited)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2007	2006	2007	2006	2007*	2006	2007	2006
			(in millions)
Operating revenues	$659.8	$590.0	$795.1	$710.4	$867.7	$759.9	$747.3	$632.2
Operating income (loss)	(9.4)	(124.3)	80.9	70.9	125.8	(29.2)	17.5	(13.6)
Net income (loss)	(3.7)	(76.5)	50.1	49.2	77.6	(20.1)	11.4	(8.7)

*	Third quarter results have been adjusted for an error in our calculation of deferred Mileage Plan revenues. The error resulted in an overstatement of passenger revenue of $6.3 million ($4.0 million, net of tax). We have concluded that this item is not material, and in accordance with SEC Staff Accounting Bulletin No. 108, we will make appropriate adjustments to our previously filed financial statements when they are presented in future Exchange Act reports.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder

Alaska Airlines, Inc.:

We have audited the accompanying balance sheets of Alaska Airlines, Inc. as of December 31, 2007 and 2006, and the related statements of operations, shareholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the financial statements, we also have audited financial statement schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alaska Airlines, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth thereon.

As discussed in the notes to the financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective January 1, 2006.

/s/ KPMG LLP

Seattle, Washington

February 28, 2008

BALANCE SHEETS

Alaska Airlines, Inc.

	As of December 31
(In millions)	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$204.3	$230.8
Marketable securities (including securities loaned of $109.8 and $108.4)	618.5	783.2

Total cash and marketable securities	822.8	1,014.0
Securities lending collateral	111.9	111.3
Receivables from related companies	366.0	59.1
Receivables—less allowance for doubtful accounts of $1.6 and $2.5	129.0	118.9
Inventories and supplies—net	18.1	18.8
Deferred income taxes	82.5	128.0
Fuel hedge contracts	84.6	39.5
Prepaid expenses and other current assets	26.7	38.0

Total Current Assets	1,641.6	1,527.6

Property and Equipment
Aircraft and other flight equipment	2,488.6	2,057.8
Other property and equipment	489.5	449.5
Deposits for future flight equipment	389.2	362.7

	3,367.3	2,870.0
Less accumulated depreciation and amortization	878.2	788.8

Total Property and Equipment—Net	2,489.1	2,081.2

Fuel Hedge Contracts	9.9	19.6

Other Assets	80.5	83.6

Total Assets	$4,221.1	$3,712.0

See accompanying notes to financial statements.

BALANCE SHEETS (continued)

Alaska Airlines, Inc.

	As of December 31
(In millions except share amounts)	2007	2006
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$82.8	$70.2
Payables to related companies	47.9	39.2
Accrued aircraft rent	54.1	51.2
Accrued wages, vacation and payroll taxes	92.4	121.8
Other accrued liabilities	471.3	389.3
Air traffic liability	364.6	310.5
Securities lending obligation	111.9	111.3
Current portion of long-term debt	170.9	114.2

Total Current Liabilities	1,395.9	1,207.7

Long-Term Debt, Net of Current Portion	1,061.5	963.5

Other Liabilities and Credits
Deferred income taxes	119.4	95.5
Deferred revenue	387.8	328.3
Other liabilities	381.2	444.5

	888.4	868.3

Commitments and Contingencies
Shareholder’s Equity
Common stock, $1 par value Authorized: 1,000 shares Issued: 2007 and 2006 - 500 shares	—	—
Capital in excess of par value	626.8	617.5
Accumulated other comprehensive loss	(133.3)	(191.4)
Retained earnings	381.8	246.4

	875.3	672.5

Total Liabilities and Shareholder’s Equity	$4,221.1	$3,712.0

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS

Alaska Airlines, Inc.

	Year Ended December 31
(In millions)	2007	2006	2005
Operating Revenues
Passenger	$2,547.2	$2,453.1	$2,183.0
Freight and mail	94.2	93.4	90.3
Other—net	147.1	129.6	125.9

Total mainline operating revenues	2,788.5	2,676.1	2,399.2
Passenger—purchased capacity	281.4	16.4	16.9

Total Operating Revenues	3,069.9	2,692.5	2,416.1

Operating Expenses
Wages and benefits	752.9	743.3	722.1
Variable incentive pay	13.5	27.7	15.3
Aircraft fuel, including hedging gains and losses	737.5	757.0	476.0
Aircraft maintenance	149.8	156.8	185.2
Aircraft rent	112.8	110.9	116.8
Landing fees and other rentals	170.1	158.2	156.2
Contracted services	124.1	117.5	104.9
Selling expenses	129.3	141.5	132.6
Depreciation and amortization	142.3	137.8	125.4
Food and beverage service	46.9	48.3	48.8
Other	173.1	161.1	157.6
Fleet transition costs	—	189.5	—
Restructuring charges and adjustments	—	24.8	20.4

Total mainline operating expenses	2,552.3	2,774.4	2,261.3
Purchased capacity costs	302.8	14.3	15.0

Total Operating Expenses	2,855.1	2,788.7	2,276.3

Operating Income (Loss)	214.8	(96.2)	139.8

Nonoperating Income (Expense)
Interest income	64.8	56.3	32.5
Interest expense	(86.2)	(73.3)	(51.2)
Interest capitalized	25.7	21.5	8.1
Other—net	(3.1)	(0.5)	(5.0)

	1.2	4.0	(15.6)

Income (loss) before income tax and accounting change	216.0	(92.2)	124.2
Income tax expense (benefit)	80.6	(36.1)	46.4

Income (loss) before accounting change	135.4	(56.1)	77.8
Cumulative effect of accounting change, net of tax	—	—	(80.1)

Net Income (Loss)	$135.4	$(56.1)	$(2.3)

See accompanying notes to financial statements.

STATEMENTS OF SHAREHOLDER’S EQUITY

Alaska Airlines, Inc.

(In millions)	Common Stock	Capital in Excess of Par Value	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at December 31, 2004	$0.0	$451.4	$(2.9)	$(82.7)	$310.8	$676.6

2005 net loss					(2.3)	(2.3)
Other comprehensive income (loss):
Officers supplemental retirement plan net of $0.7 tax benefit				(1.1)		(1.1)

Related to marketable securities:
Change in fair value				(3.5)
Reclassification to earnings				3.5
Income tax effect				0.0

				0.0		0.0

Related to fuel hedges:
Reclassification to earnings				(11.3)
Income tax effect				4.3

				(7.0)		(7.0)

Minimum pension liability adjustment, net of $24.4 tax benefit				(41.2)		(41.2)

Total comprehensive loss						(51.6)
Deferred stock-based compensation		5.7	(5.7)			0.0
Amortization of deferred stock-based compensation		—	1.9			1.9

Balances at December 31, 2005	$0.0	$457.1	$(6.7)	$(132.0)	$308.5	$626.9

Cumulative effect of adoption of SAB 108, net of $4.3 tax effect	—	—	—	—	(6.0)	(6.0)

Adjusted balances at December 31, 2005	$0.0	$457.1	$(6.7)	$(132.0)	$302.5	$620.9
2006 net loss					(56.1)	(56.1)
Other comprehensive income (loss):
Pension liability adjustment, net of $25.2 tax benefit				(43.1)		(43.1)

Postretirement medical liability adjustment, net of $11.1 tax benefit				(18.7)		(18.7)

Officers supplemental retirement plan net of $0.2 tax effect				0.4		0.4

Related to marketable securities:
Change in fair value				4.0
Reclassification to earnings				(0.4)
Income tax effect				(1.3)

				2.3		2.3

Related to fuel hedges:
Reclassification to earnings				(0.5)
Income tax effect				0.2

				(0.3)		(0.3)

Total comprehensive loss						(115.5)
Contribution from parent		160.2				160.2
Implementation of SFAS 123R		(6.7)	6.7			0.0
Stock-based compensation		6.9				6.9

Balances at December 31, 2006	$0.0	$617.5	$0.0	$(191.4)	$246.4	$672.5

See accompanying notes to financial statements.

STATEMENTS OF SHAREHOLDER’S EQUITY—(Continued)

Alaska Airlines, Inc.

(In millions)	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at December 31, 2006	$0.0	$617.5	$(191.4)	$246.4	$672.5

2007 net income				135.4	135.4
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value			3.2
Reclassification to earnings			2.0
Income tax effect			(1.9)

			3.3		3.3

Related to employee benefit plans:
Pension liability adjustment, net of $29.6 tax effect			49.8		49.8

Postretirement medical liability adjustment, net of $2.5 tax effect			4.1		4.1

Officers supplemental retirement plan, net of $0.5 tax effect			0.9		0.9

Total comprehensive income					193.5
Impact of issuance of Air Group stock under stock plans		(0.2)			(0.2)
Stock-based compensation		9.5			9.5

Balances at December 31, 2007	$0.0	$626.8	$(133.3)	$381.8	$875.3

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

Alaska Airlines, Inc.

	Year Ended December 31
(In millions)	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$135.4	$(56.1)	$(2.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	—	80.1
Fleet transition costs	—	189.5	—
Restructuring charges and adjustments	—	24.8	20.4
Depreciation and amortization	142.3	137.8	125.4
Stock-based compensation	9.5	6.9	1.9
Changes in fair values of open fuel hedge contracts	(35.4)	73.8	(60.2)
Loss (gain) on sale of assets	(3.3)	0.2	3.0
Changes in deferred income taxes	48.4	(43.5)	35.4
(Increase) decrease in receivables—net	(317.1)	(53.6)	(7.8)
(Increase) decrease in prepaid expenses and other current assets	10.8	(3.6)	(4.3)
Increase in air traffic liability	53.2	19.5	41.6
Increase (decrease) in other current liabilities	75.5	41.9	(10.3)
Increase in deferred revenue and other-net	74.9	47.7	49.9

Net cash provided by operating activities	194.2	385.3	272.8

Cash flows from investing activities:
Proceeds from disposition of assets	61.4	2.9	3.1
Purchases of marketable securities	(1,149.3)	(806.5)	(1,184.5)
Sales and maturities of marketable securities	1,321.1	935.9	1,121.4
Property and equipment additions:
Aircraft and aircraft purchase deposits	(523.1)	(493.4)	(309.9)
Other flight equipment	(37.0)	(23.6)	(33.6)
Other property and equipment	(46.3)	(48.5)	(30.3)
Restricted deposits and other	(2.2)	12.1	(16.2)

Net cash used in investing activities	(375.4)	(421.1)	(450.0)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	281.9	391.4	73.8
Long-term debt and capital lease payments	(127.2)	(198.1)	(51.1)
Proceeds from Air Group common stock offering, net of related fees	—	—	200.0

Net cash provided by financing activities	154.7	193.3	222.7

Net change in cash and cash equivalents	(26.5)	157.5	45.5
Cash and cash equivalents at beginning of year	230.8	73.3	27.8

Cash and cash equivalents at end of year	$204.3	$230.8	$73.3

Supplemental disclosure of cash paid during the year for:
Interest (net of amount capitalized)	$58.9	$46.7	$41.4
Income taxes	8.4	2.4	1.5
Noncash investing and financing activities:
Equity contribution from parent	—	160.2	—
Reduction in intercompany receivables and payables	—	40.2	—
Debt assumed in purchase of MD-80 aircraft	—	11.6	—
Credit received for flight deposits deferred in other liabilities	—	—	9.7

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

Alaska Airlines, Inc.

December 31, 2007

Note 1. General and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Alaska Airlines, Inc. (Alaska or the Company), an Alaska corporation, is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group), a Delaware corporation. Air Group is also the parent company of Horizon Air Industries, Inc. (Horizon) and Alaska Air Group Leasing (AAGL). Horizon is a regional airline that operates both turboprop and jet aircraft. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and their preparation requires the use of management’s estimates. Actual results may differ from these estimates.

Nature of Operations

Alaska is a major airline and principally serves destinations in the state of Alaska and provides north/south service between cities in the western U.S., Canada and Mexico. Alaska also provides east/west service to eight cities, primarily from Seattle and to a lesser extent, from Portland. In 2007, Alaska also initiated service to Hawaii from Seattle and Anchorage. It operates an all-jet fleet and its average passenger trip in 2007 was 1,051 miles.

West Coast passenger traffic accounted for 46% of 2007 revenue passenger miles, passenger traffic within Alaska and between Alaska and the U.S. mainland accounted for 21%, the Mexico markets accounted for 11%, the Canada markets accounted for 4%, and other markets accounted for 18%. Based on passenger enplanements, the Company’s leading airports are Seattle, Los Angeles, Anchorage, and Portland. Based on 2007 revenues, its leading nonstop routes are Anchorage-Seattle, Los Angeles-Seattle, and San Diego-Seattle.

The Company’s operations and financial results are subject to various uncertainties, such as industry instability, which has lead to bankruptcy filings by some of the major carriers, general economic conditions, intense competition, volatile fuel prices, a largely unionized work force, the need to finance large capital expenditures, government regulation, and potential aircraft incidents.

Approximately 84% of the Company’s employees are covered by collective bargaining agreements. Approximately 14% of the Company’s employees are covered under agreements that are currently in negotiations or become amendable prior to December 31, 2008.

The airline industry is characterized by high fixed costs. Small fluctuations in load factors and yield (a measure of ticket prices) can have a significant impact on operating results. The Company has been and continues working to reduce unit costs to better compete with carriers that have lower cost structures.

Substantially all of Alaska’s sales occur in the United States.

Reclassifications

Certain reclassifications have been made to conform the prior year’s data to the current format.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. They are carried at cost, which approximates market. The Company reduces cash balances when checks are disbursed. Due to the time delay in checks clearing the banks, the Company normally maintains a negative balance in its cash disbursement accounts, which is reported as a current liability. The amount of the negative cash balance was $15.6 million and $22.9 million at December 31, 2007 and 2006, respectively, and is included in accounts payable.

Securities Lending

From time to time, the Company lends certain marketable securities to third parties for a period of less than one year to enhance investment income. During the time period in which these securities are loaned to the third parties, the Company requires cash collateral for 102% of the daily market value of the loaned securities. This cash collateral is restricted and is deposited with a lending agent and invested by that agent in accordance with the Company’s guidelines. The Company maintains full ownership rights to the securities loaned and continues to earn interest and appreciation on them. As of December 31, 2007 and 2006, the Company had $109.8 million and $108.4 million of securities on loan under the program. These affected securities are included as marketable securities in the balance sheets.

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

Inventories and Supplies—net

Expendable aircraft parts, materials and supplies are stated at average cost and are included in inventories and supplies—net. An obsolescence allowance for expendable parts is accrued based on estimated lives of the corresponding fleet type and salvage values. Surplus inventories are carried at their net realizable value. The allowance for all non-surplus expendable inventories was $15.1 million and $14.0 million at December 31, 2007 and 2006, respectively. Inventory and supplies—net also includes fuel inventory of $5.1 million and $6.6 million at December 31, 2007 and 2006, respectively. Repairable and rotable aircraft parts inventory are included in flight equipment.

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

As a result of the expected early retirement of the MD-80 fleet, all aircraft and related flight equipment are being depreciated through 2008, depending on the scheduled retirement dates.

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

Internally Used Software Costs

The Company capitalizes costs to develop internal-use software that are incurred in the application development stage. Amortization commences when the software is ready for its intended use and the amortization period is the estimated useful life of the software, generally three to five years. Capitalized costs primarily include contract labor and payroll costs of the individuals dedicated to the development of internal-use software. The Company capitalized software development costs of $3.0 million, $2.4 million, and $2.3 million during the years ended December 31, 2007, 2006, and 2005, respectively.

Workers Compensation and Employee Health-Care Accruals

The Company uses a combination of self-insurance and insurance mechanisms to provide for workers compensation claims and employee health care benefits. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

As leased aircraft are returned, any payments are charged against the established accrual. The accrual is part of other current and long-term liabilities, and was $6.9 million and $9.2 million as of December 31, 2007 and December 31, 2006, respectively. There have been no material changes in our estimate of leased aircraft return costs during 2007.

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

Mileage Plan

Alaska operates a frequent flyer program (“Mileage Plan”) that provides travel awards to members based on accumulated mileage. For miles earned by flying on Alaska, Horizon and through other airline partners, the estimated cost of providing free travel awards is recognized as a selling expense and accrued as a liability as miles are earned and accumulated. Alaska also sells mileage credits to non-airline partners such as hotels, car rental agencies, a grocery store chain, and a major bank that offers Alaska Airlines affinity credit cards. The Company defers the portion of the sales proceeds that represents the estimated fair value of the award transportation and recognizes that amount as revenue when the award transportation is provided. The deferred proceeds are recognized as passenger revenue for awards redeemed and flown on Alaska or Horizon, and as other—net revenue for awards redeemed and flown on other airlines. The portion of the sales proceeds not deferred is recognized as commission income and included in other—net revenue in the statements of operations. Alaska’s Mileage Plan deferred revenue and liabilities are included under the following balance sheet captions at December 31 (in millions):

Balance Sheet Captions	2007	2006
Current Liabilities:
Other accrued liabilities	$239.7	$196.6
Other Liabilities and Credits:
Deferred revenue	387.8	328.3
Other liabilities	21.0	20.7

Total	$648.5	$545.6

The amounts recorded in other accrued liabilities relate primarily to deferred revenue expected to be realized within one year, including $37.1 million and $32.7 million at December 31, 2007 and 2006, respectively, associated with Mileage Plan awards issued but not yet flown.

Alaska’s Mileage Plan revenue is included under the following statements of operations captions for the years ended December 31 (in millions):

	2007	2006	2005
Passenger revenues	$115.6	$95.5	$81.3
Other—net revenues	112.0	98.7	98.9

Total Mileage Plan revenues	$227.6	$194.2	$180.2

Aircraft Fuel

Aircraft fuel includes raw jet fuel and associated “into-plane” costs, fuel taxes, oil, and all of the gains and losses associated with fuel hedge contracts.

Contracted Services

Contracted services includes expenses for ground handling, security, navigation fees, temporary employees, data processing fees, and other similar services.

Selling Expenses

Selling expenses include credit card fees, global distribution systems charges, the estimated cost of Mileage Plan free travel awards, advertising, promotional costs, commissions, and incentives. Advertising production costs are expensed the first time the advertising takes place. Advertising expense was $12.0 million, $13.0 million, and $12.7 million during the years ended December 31, 2007, 2006, and 2005, respectively.

Capitalized Interest

Interest is capitalized on flight equipment purchase deposits as a cost of the related asset, and is depreciated over the estimated useful life of the asset. The capitalized interest is based on the Company’s weighted-average borrowing rate.

Derivative Financial Instruments

The Company accounts for financial derivative instruments utilizing Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended. See Note 3 for further discussion.

Income Taxes

The Company uses the asset and liability approach for accounting and reporting income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance would be established, if necessary, for the amount of any tax benefits that, based on available evidence, are not expected to be realized. The Company accounts for unrecognized tax benefits in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). See Note 11 for further discussion.

Taxes Collected from Passengers

Taxes collected from passengers, which include sales taxes, airport and security fees and other fees, are recorded on a net basis within passenger revenue in the statements of operations.

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment: An Amendment of SFAS Nos. 123 and 95, as of January 1, 2006. This standard requires companies to recognize as expense the fair value of stock options and other equity-based compensation issued to employees as of the grant date. The standard applies to stock options, restricted stock units, and performance stock units that Air Group grants to the Company’s employees as well as the Air Group Employee Stock Purchase Plan (ESPP), which features a look-back provision and allows employees to purchase stock at a 15% discount. The Company used the “modified prospective method” to adopt SFAS 123R, which is explained below.

The adoption of SFAS 123R changed the accounting for stock options under Air Group’s long-term incentive equity plans and for the ESPP. Accounting for restricted stock awards did not change with the adoption of the standard. All stock-based compensation expense is recorded in wages and benefits in the statements of operations.

For stock options granted prior to January 1, 2006, for which the vesting period is not complete, the “modified prospective method” for transition permitted by SFAS 123R was used. Under this method, the Company accounts for the unvested portion of these awards on a prospective basis, with expense recognized in the statements of operations beginning January 1, 2006 using the grant-date fair values previously calculated for pro-forma disclosures. The Company selected this method due to the relatively limited use of stock-based awards and the immaterial impact on the comparability between periods. The standard also requires that tax benefits realized from stock award exercise gains in excess of stock-based compensation expense recognized for financial statement purposes be reported as cash flows from financing activities rather than as operating cash flows.

Previously, the Company applied the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options. As such, no compensation cost was recognized for option grants or ESPP awards in periods prior to 2006. Had compensation cost for the Company’s stock options been determined using the fair-value method in 2005, the Company would have reported a net loss of $5.1 million compared to the $2.3 million net loss as reported.

Variable Interest Entities

The Company is the lessee in a series of operating leases covering our leased aircraft. In many instances, the lessors are trusts established by a third party specifically to purchase, finance and lease aircraft to the

Company. These leasing entities meet the criteria for variable interest entities. However, they do not meet the consolidation requirements of Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), because the Company is not the primary beneficiary of the entity’s expected gains or losses. The Company’s conclusions are based on the fact that the leasing arrangements involved contain terms which are consistent with market terms at the inception of the lease and do not include residual value guarantees made by the Company, fixed-price purchase obligations or similar features that obligate the Company to absorb the majority of expected losses of the variable interest entities. The Company’s maximum exposure under these types of lease arrangements is the remaining lease payments, which are reflected in future lease commitments in Note 6 (plus the cost, if any, of bringing the equipment into compliance with the physical condition required for return, which is accrued as leased aircraft return costs).

New Accounting Standards

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether those misstatements are material to the Company’s financial statements. SAB 108 was effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 in the fourth quarter of 2006 with an effective date of January 1, 2006. See Note 14 for further discussion.

FIN 48 was adopted by the Company and became effective January 1, 2007. See Note 11 for a discussion of the impact of this interpretation on the Company’s financial position.

Fourth Quarter Adjustments

There were no significant adjustments in the fourth quarters of 2007 or 2005. Fourth quarter 2006 adjustments included a favorable $7.6 million adjustment to restructuring charges to adjust for the number of employees that withdrew their participation in the severance program. See Note 8 for further discussion.

Note 2. Fleet Transition and Impairment

Transition to All-Boeing 737 Fleet

In March 2006, the Company’s Board approved a plan to accelerate the retirement of its MD-80 fleet (15 owned and 11 leased aircraft at the time) and remove those aircraft from service by the end of 2008. As a result of this decision, the Company evaluated impairment as required by SFAS No. 144 and concluded that the carrying value of the MD-80 fleet was no longer recoverable when compared to the estimated remaining future cash flows. Accordingly, during the first quarter of 2006, the Company recorded an impairment charge totaling $131.1 million (pretax) to write down the fleet to its estimated fair market value.

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

Alaska currently has four MD-80 aircraft under long-term lease arrangements that it plans to cease operating before the end of the lease term. Management anticipates that once these aircraft have been removed from operation, the Company will dispose of these aircraft through a lease buy-out, a sublease arrangement, or store them at a long-term storage facility. It is likely that the Company will record a charge in its statement of operations if any of these options occurs.

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

The following table summarizes the components of aircraft fuel expense for the years ended December 31, 2007, 2006 and 2005 (in millions):

	2007	2006	2005
Raw or “into-plane” fuel cost	$825.7	$765.6	$637.9
Changes in value and settlements of fuel hedge contracts	(88.2)	(8.6)	(161.9)

Aircraft fuel expense	$737.5	$757.0	$476.0

The Company realized gains of $44.9 million, $87.0 million, and $108.8 million in 2007, 2006, and 2005, respectively, on fuel hedge contracts that settled during the period.

Outstanding fuel hedge positions as of December 31, 2007 are as follows:

	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Approximate Crude Oil Price per Barrel
First Quarter 2008	50%	41.7	$66.88
Second Quarter 2008	38%	33.3	$66.71
Third Quarter 2008	33%	31.7	$68.62
Fourth Quarter 2008	34%	29.7	$68.21

Full Year 2008	39%	136.4	$67.53

First Quarter 2009	5%	4.7	$67.68
Second Quarter 2009	5%	4.9	$67.50
Third Quarter 2009	6%	5.3	$68.25
Fourth Quarter 2009	5%	4.5	$67.20

Full Year 2009	5%	19.4	$67.68

As of December 31, 2007 and 2006, the fair values of the Company’s fuel hedge positions were $94.5 million and $59.1 million, respectively, including capitalized premiums paid of $26.0 million and $33.8 million, respectively, and are presented as both current and non-current assets in the in the balance sheets.

Note 4. Marketable Securities

At December 31, 2007 and 2006 all of the Company’s marketable securities, including securities pledged under the securities lending program, were classified as available-for-sale. The securities are carried at fair value, with the unrealized gains and losses reported in shareholders’ equity under the caption “Accumulated Other Comprehensive Loss.” Realized gains and losses are included in other nonoperating income (expense) in the statements of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on marketable securities are included in interest income in the statements of operations.

Marketable securities consisted of the following at December 31 (in millions):

	2007	2006
Cost:
U.S. government securities	$171.1	$317.7
Asset-backed obligations	241.9	65.7
Other corporate obligations	200.5	400.1

	$613.5	$783.5

Fair value:
U.S. government securities	$174.2	$317.5
Asset-backed obligations	242.9	65.6
Other corporate obligations	201.4	400.1

	$618.5	$783.2

The Company’s overall investment strategy has a primary goal of maintaining and securing its investment principal. The Company’s investment portfolio is managed by reputable financial institutions and continually reviewed to ensure that the investments are aligned with the Company’s documented strategy.

At December 31, 2007, available-for-sale investments in the Company’s marketable securities portfolio had net unrealized gains totaling $3.1 million, net of taxes, which are recorded in accumulated other comprehensive loss. Management does not believe that the securities with unrealized losses as of December 31, 2007 meet the criteria for recognition under existing other-than-temporary loss guidance. At December 31, 2007 and 2006, gross unrealized gains and losses were not material.

Of the marketable securities on hand at December 31, 2007, 13% mature in 2008, 33% in 2009, and 54% thereafter.

Activity for marketable securities for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Proceeds from sales and maturities	$1,321.1	$935.9	$1,121.4
Gross realized gains	4.8	2.1	0.4
Gross realized losses	2.9	1.6	4.0

Note 5. Long-term Debt

At December 31, 2007 and 2006, long-term debt obligations were as follows (in millions):

	2007	2006
Fixed-rate notes payable due through 2020*	$731.7	$664.5
Variable-rate notes payable due through 2021*	414.9	374.0
Pre-delivery payment facility expiring in 2011*	85.8	39.2

Long-term debt	1,232.4	1,077.7
Less current portion	(170.9)	(114.2)

	$1,061.5	$963.5

*	The weighted-average fixed-interest rate was 6.9% as of December 31, 2007 and 2006. The weighted-average variable-interest rate, including the interest rate on the pre-delivery payment facility, was 6.5% and 6.8% as of December 31, 2007 and 2006, respectively.

At December 31, 2007, substantially all of the Company’s borrowings were secured by flight equipment, future delivery positions, and real property.

The Company has a $172 million variable-rate revolving pre-delivery payment (PDP) facility with a syndicate of lenders to provide a portion of the pre-delivery funding requirements for the purchase of new Boeing 737-800 aircraft under the current aircraft purchase agreement. The interest rate is based on the one-month LIBOR plus a specified margin. Borrowings are secured by the Company’s rights under the Boeing purchase agreement. The principal amounts outstanding on the PDP facility relate to specified aircraft and will be repaid at the time the Company takes delivery of the aircraft, if not before, likely using cash on hand or proceeds from long-term debt financing on those aircraft. The Company executed an amendment to the facility in 2007 that extended the expiration date from August 2009 to August 2011. The amendment also reduced the maximum available amount from $172 million to $152 million beginning in August 2009.

At December 31, 2007, long-term debt principal payments for the next five years are as follows (in millions):

	PDP Facility	Other	Total
2008	$85.8	$85.1	$170.9
2009	—	90.0	90.0
2010	—	95.8	95.8
2011	—	128.5	128.5
2012	—	170.5	170.5
Thereafter	—	576.7	576.7

Total principal payments	$85.8	$1,146.6	$1,232.4

During 2007, the Company borrowed $196.1 million using fixed-rate and variable-rate debt secured by flight equipment and had gross borrowings on its pre-delivery payment facility of $85.8 million. The increase in debt from borrowings was offset by normal debt payments of $88.0 million and $39.2 million of payments on the pre-delivery payment facility.

Bank Line of Credit

The Company has a $185 million credit facility with a syndicate of financial institutions. The interest rate on the credit facility varies depending on certain financial ratios specified in the agreement with a minimum interest rate of LIBOR plus 2%. The agreement provides that any borrowings will be secured by either aircraft or cash collateral. This credit facility contains contractual restrictions and requires maintenance of specific levels of net worth, maintenance of certain debt and leases to net worth, leverage and fixed-charge coverage ratios, and limits on liens, asset dispositions, dividends, and certain other expenditures. Such provisions restrict the Company from distributing any funds to Alaska Air Group in the form of dividends and limit the amount of funds the Company can loan to its affiliates. In April 2007, the Company entered into the Second Amendment of the facility. The Second Amendment (i) increased the size of the facility from $160 million to $185 million; (ii) improved the collateral advance rates for certain aircraft; (iii) extended the agreement by two years with a maturity date of March 31, 2010; and (iv) repriced the credit facility to reflect current market rates. The Company currently has no immediate plans to borrow using this credit facility. In July 2007, the Company executed the Third Amendment to the credit facility, which increased the amount of allowed borrowings between Alaska Airlines and its affiliates from $300 million to $500 million. As of December 31, 2007, there were no outstanding borrowings on this credit facility.

Certain loan agreements contain provisions that require maintenance of specified financial covenants. At December 31, 2007, the Company was in compliance with all financial covenants.

Note 6. Commitments

Lease Commitments

At December 31, 2007, the Company had lease contracts for 51 aircraft that have remaining noncancelable lease terms of less than one year to ten years. The majority of airport and terminal facilities are also leased. Total rent expense was $231.1 million, $221.4 million, and $224.1 million, in 2007, 2006, and 2005, respectively.

Future minimum lease payments with noncancelable terms in excess of one year as of December 31, 2007 are shown below (in millions):

	Operating Leases
	Aircraft	Facilities
2008	$118.7	$43.9
2009	102.3	42.0
2010	101.7	33.2
2011	80.0	21.5
2012	86.0	18.3
Thereafter	202.6	78.8

Total lease payments	$691.3	$237.7

Aircraft Commitments

In June 2005, the Company entered into an aircraft purchase agreement to acquire B737-800 aircraft with deliveries beginning in January 2006 and continuing through April 2011. The purchase agreement also includes options rights to purchase additional aircraft under similar terms. As of December 31, 2007, the Company was committed to purchasing 31 B737-800 aircraft, 16 of which will be delivered in 2008 and has committed to an operating lease for an additional B737-800 aircraft to be delivered in the first quarter of 2008.

The commitment to purchase 31 aircraft will require remaining aggregate payments of approximately $782 million.

The Company expects to finance the firm orders and, to the extent exercised, the option aircraft with leases, long-term debt, and internally generated cash.

Note 7. Employee Benefit Plans

Four defined-benefit and four defined-contribution retirement plans cover various employee groups of the Company. The defined-benefit plans provide benefits based on an employee’s term of service and average compensation for a specified period of time before retirement. The Company also maintains an unfunded, noncontributory defined-benefit plan for certain elected officers and an unfunded, noncontributory defined-contribution plan for other elected officers.

In 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires recognition of the overfunded or underfunded status of an entity’s defined-benefit pension and other postretirement plan as an asset or liability in the financial statements and requires recognition of the funded status in other comprehensive income.

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

Weighted average assumptions used to determine benefit obligations as of December 31:

Discount rates of 6.00% and 5.75% were used as of December 31, 2007 and 2006, respectively. For both 2007 and 2006, the rate of compensation increase used varied from 3.52% to 4.53%, depending on the plan and the related workgroup.

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

Discount rates of 5.75% and 5.50% were used for the years ended December 31, 2007 and 2006, respectively. For 2007 and 2006, the expected return on plan assets used was 7.75%, and the rate of compensation increase used varied from 3.52% to 4.53%, depending on the plan and the related workgroup.

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

The asset allocation of the qualified defined-benefit plans, by asset category, is as follows as of the end of 2007 and 2006:

	2007	2006
Asset category:
Domestic equity securities	54%	53%
Non-U.S. equity securities	15	15
Fixed income securities	31	29
Other	—	3

Plan assets	100%	100%

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

Weighted average assumptions used to determine benefit obligations as of December 31:

Discount rates of 6.00% and 5.75% were used as of December 31, 2007 and 2006, respectively. The rate of compensation increase used was 5.00% as of December 31, 2007 and 2006.

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

Discount rates of 5.75% and 5.50% were used for the years ended December 31, 2007 and 2006, respectively. The rate of compensation increase used was 5.00% for the years ended December 31, 2007 and 2006.

Combined Disclosures for Defined-Benefit Pension Plans

The following table sets forth the status of the plans for 2007 and 2006 (in millions):

	Qualified		Nonqualified
	2007	2006	2007	2006
Projected benefit obligation (PBO)
Beginning of year	$1,051.3	$989.1	$34.6	$37.7
Service cost	49.7	52.3	1.1	1.1
Interest cost	60.9	56.1	1.9	2.0
Plan amendments	(1.3)	—	—	—
Curtailment gain	—	(2.9)	—	—
Change in assumptions	—	—	—	(1.1)
Actuarial (gain) loss	(51.1)	9.2	(1.1)	(1.1)
Benefits paid	(52.6)	(52.5)	(1.6)	(4.0)

End of year	$1,056.9	$1,051.3	$34.9	$34.6

Plan assets at fair value
Beginning of year	$835.9	$680.9	$—	$—
Actual return on plan assets	74.8	85.6	—	—
Employer contributions	52.5	121.9	1.6	4.0
Benefits paid	(52.6)	(52.5)	(1.6)	(4.0)

End of year	$910.6	$835.9	$—	$—

Funded status (unfunded)	$(146.3)	$(215.4)	$(34.9)	$(34.6)

Percent funded	86.2%	79.5%	—	—

The accumulated benefit obligation for the qualified defined-benefit pension plans was $939.0 million and $964.8 million at December 31, 2007 and 2006, respectively. The accumulated benefit obligation for the nonqualified defined-benefit plan was $34.6 million and $33.4 million at December 31, 2007 and 2006, respectively.

As of December 31, 2007 and 2006, the amounts recognized in the balance sheets were as follows (in millions):

	2007		2006
	Qualified	Nonqualified	Qualified	Nonqualified
Accrued benefit liability-current	$—	$2.0	$—	$2.0
Accrued benefit liability-long term	146.3	32.9	215.4	32.6

Total liability recognized	$146.3	$34.9	$215.4	$34.6

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income or loss (AOCI):

	2007		2006
	Qualified	Nonqualified	Qualified	Nonqualified
Prior service cost	$21.7	$0.3	$28.0	$0.3
Net loss	167.5	4.6	240.7	6.0

Amount recognized in AOCI (pretax)	$189.2	$4.9	$268.7	$6.3

The estimated amortization of prior service cost and net loss from AOCI in 2008 is $4.5 million and $5.2 million, respectively, for the qualified defined-benefit pension plans. For the nonqualified defined-benefit pension plans, the estimated amortization of prior service cost and net loss from AOCI in 2008 is $0.1 million and $0.2 million, respectively.

Net pension expense for the defined-benefit plans included the following components for 2007, 2006, and 2005 (in millions):

	Qualified			Nonqualified
	2007	2006	2005	2007	2006	2005
Service cost	$49.7	$52.4	$50.4	$1.1	$1.1	$1.3
Interest cost	60.9	56.1	50.9	1.9	2.0	1.9
Expected return on assets	(66.3)	(55.0)	(49.9)	—	—	—
Amortization of prior service cost	4.9	5.0	4.9	0.1	0.1	0.1
Curtailment loss	—	0.2	—	—	—	—
Recognized actuarial loss	13.4	19.6	15.4	0.3	0.4	0.3

Net pension expense	$62.6	$78.3	$71.7	$3.4	$3.6	$3.6

With the adoption of SFAS 158 in 2006, the Company now records all of the unrecognized prior service cost and net loss into AOCI in order to fully recognize the funded status of the plans. In 2005, the Company recorded $41.2 million (net of taxes of $24.4 million) in non-cash charges to equity in connection with the defined-benefit plans that the Company sponsors for eligible employees. The charge in 2005 can be partially attributed to the reduction of the discount rate and a change from the GAM83 mortality tables to the RP2000 tables.

The Company expects to contribute approximately $50 million and $2 million to the qualified and nonqualified defined-benefit pension plans, respectively, during 2008.

Future benefits expected to be paid over the next ten years under the defined-benefit pension plans from the assets of those plans as of December 31, 2007 are as follows (in millions):

	Qualified	Nonqualified
2008	$28.1	$2.0
2009	38.4	2.2
2010	50.1	2.2
2011	52.5	2.2
2012	57.5	2.4
2013 – 2017	$391.6	$14.2

Postretirement Medical Benefits

The Company allows retirees to continue their medical, dental, and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees, because the premiums received by the Company are less than the actual cost of the retirees’ claims. The accumulated postretirement benefit obligation (APBO) for this subsidy is unfunded, and at December 31, 2007 and 2006 was $101.7 million and $97.5 million, respectively. This liability was determined using an assumed discount rate of 6.00% and 5.75% at December 31, 2007 and 2006, respectively.

	2007	2006
Accumulated postretirement benefit obligation
Beginning of year	$97.5	$82.1
Service cost	4.6	4.3
Interest cost	6.3	4.9
Amendments	—	8.7
Actuarial gain	(4.4)	(0.3)
Benefits paid	(2.3)	(2.2)

End of year	$101.7	$97.5

	2007	2006
Plan assets at fair value
Beginning of year	$—	$—
Employer contributions	2.3	2.2
Benefits paid	(2.3)	(2.2)

End of year	$—	$—

Funded status (unfunded)	$(101.7)	$(97.5)

As of December 31, 2007 and 2006, the amounts recognized in the balance sheets were as follows (in millions):

	2007	2006
Accrued benefit liability-current	$4.7	$3.9
Accrued benefit liability-long term	97.0	93.6

Total liability recognized	$101.7	$97.5

Amounts not yet reflected in net periodic benefit cost and included in AOCI:

	2007	2006
Prior service cost	$1.0	$0.7
Net loss	22.2	29.1

Amount recognized in AOCI (pretax)	$23.2	$29.8

The estimated amortization of prior service cost (credit) and net loss from AOCI in 2008 is $(0.4) million and $0.9 million, respectively.

The Company uses a December 31 measurement date to assess obligations associated with the subsidy of retiree medical costs. Net periodic benefit cost for the postretirement medical plans included the following components for 2007, 2006 and 2005 (in millions):

	2007	2006	2005
Service cost	$4.6	$4.3	$3.4
Interest cost	6.3	4.9	4.1
Expected return on assets	—	—	—
Amortization of prior service cost	(0.3)	4.4	(0.6)
Recognized actuarial loss	2.4	1.9	1.6

Net periodic benefit cost	$13.0	$15.5	$8.5

As this is a non-funded plan, the Company expects to contribute approximately $4.7 million to the postretirement medical benefits plan in 2008, which is equal to the expected benefit payments.

Future benefits expected to be paid over the next ten years under the postretirement medical benefits plan as of December 31, 2007 are as follows (in millions):

2008	$4.7
2009	5.3
2010	6.0
2011	6.7
2012	7.0
2013 - 2017	42.6

Total payments	$72.3

A 1% higher or lower trend rate in health care costs has the following effect on the Company’s postretirement medical plans during 2007, 2006 and 2005 (in millions):

	2007	2006	2005
Change in service and interest cost
1% higher trend rate	$1.6	$1.4	$1.2
1% lower trend rate	(1.4)	(1.2)	(1.0)

Change in year-end postretirement benefit obligation
1% higher trend rate	$12.2	$12.3	$11.4
1% lower trend rate	(10.6)	(10.6)	(9.7)

Defined-Contribution Plans

The defined-contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. All of these plans require Company contributions. Total expense for the defined-contribution plans was $16.4 million, $15.2 million, and $14.6 million in 2007, 2006, and 2005, respectively.

In 2006, the Company established a noncontributory, unfunded defined-contribution plan for certain elected officers of the Company who were ineligible for the nonqualified defined-benefit pension plan. Amounts recorded as liabilities under the plan are not material to the balance sheet at December 31, 2007.

Employee Incentive-Pay Plans

The Company (or through Air Group) has four separate plans that pay employees based on certain financial and operational metrics. The aggregate expense under these plans in 2007, 2006 and 2005 was $13.5 million, $27.7 million, and $15.3 million, respectively. The plans are summarized below:

•	The Profit Sharing Plan is based on Air Group profitability. Alaska’s pilots, ramp service and clerical, office and passenger service employees participate in this plan.

•	The Variable Pay Plans pay Alaska’s mechanics and Alaska’s flight attendants a percentage of their earnings as certain pretax margin levels are achieved.

•

Performance-Based Pay is a program that rewards non-union employees and Alaska dispatchers, represented by TWU, based on four separate metrics related to: (1) Air Group profitability, (2) safety, (3) achievement of unit-cost goals, and (4) employee engagement.

•	The Operational Performance Rewards Program entitles all Air Group employees to quarterly payouts of up to $300 per person if certain operational and customer satisfaction objectives are met.

Note 8. Restructuring Charges

In July 2006, the Company reached new four-year agreements with approximately 3,700 clerical, office and passenger service employees and the ramp service and stores agents, all represented by the International Association of Machinists. These agreements included a signing bonus, in aggregate, of $1.9 million paid in July 2006, which is included in wages and benefits in the statement of operations, and an immediate 2% wage increase. Additionally, the agreements included a severance package offered to employees in the top four wage-scale steps that included cash payments based on years of service, one year of medical coverage after the severance date, and continued travel privileges for a period of time. The resulting charge was $21.0 million in 2006.

A new four-year contract with the Association of Flight Attendants for approximately 2,500 flight attendants was ratified on April 26, 2006. Under this agreement, the Company paid a signing bonus, in aggregate, of $2.7 million in May 2006, which is included in wages and benefits in the statement of operations. The new agreement also included an immediate 3% pay increase. Additionally, the Company offered a voluntary severance package to a number of flight attendants that included, among other things, a lump-sum payment of $2,000 per year of service up to a maximum of 25 years and continuing travel privileges. As a result, the Company recorded a restructuring charge of $3.8 million related to the severance amounts.

During the second quarter of 2005, the Company contracted out ramp services at the Seattle-Tacoma International Airport. This event resulted in a reduction of approximately 475 employees in Seattle. Severance and related costs associated with this restructuring were originally estimated at $16.1 million, which was recorded in the second quarter of 2005.

The following table displays the activity and balance of the severance and related cost components of the Company’s restructuring accrual as of and for the years ended December 31, 2007, 2006 and 2005 (in millions):

Accrual for Severance and Related Costs	2007	2006	2005
Balance at beginning of year	$19.9	$3.1	$38.7
Restructuring charges	—	32.4	16.1
Restructuring charge adjustments	—	(7.6)	(3.7)
Cash payments	(19.2)	(8.0)	(48.0)

Balance at end of year	$0.7	$19.9	$3.1

The Company will make the majority of the remaining cash payments in the first quarter of 2008. The accrual for severance and related costs is included in accrued wages, vacation and payroll taxes in the balance sheets.

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

Note 9. Detail of Other Financial Statement Captions

Receivables

Receivables consisted of the following at December 31 (in millions):

	2007	2006
Airline traffic receivables	$59.2	$59.3
Mileage Plan receivables	39.0	31.4
Receivables from fuel-hedging counterparties	10.3	4.1
Other receivables	22.1	26.6
Allowance for doubtful accounts	(1.6)	(2.5)

	$129.0	$118.9

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31 (in millions):

	2007	2006
Prepaid aircraft rent	$4.9	$7.0
Prepaid fuel	4.3	11.5
Other	17.5	19.5

	$26.7	$38.0

Other Assets

Other assets consisted of the following at December 31 (in millions):

	2007	2006
Restricted deposits (primarily restricted investments)	$69.2	$70.5
Deferred costs and other*	11.3	13.1

	$80.5	$83.6

*	Deferred costs and other includes deferred financing costs, long-term prepaid rent, lease deposits and other items.

At December 31, 2007, the Company’s restricted deposits were primarily restricted investments used to guarantee various letters of credit and workers compensation self-insurance programs. The restricted investments consist of highly liquid securities with original maturities of three months or less. They are carried at cost, which approximates market.

Other Accrued Liabilities (current)

Other accrued liabilities consisted of the following at December 31 (in millions):

	2007	2006
Mileage Plan current liabilities	$239.7	$196.6
Pension liability (nonqualified plans)	2.0	2.0
Postretirement medical benefits liability	4.7	3.9
Other*	224.9	186.8

	$471.3	$389.3

*	Other consists of property and transportation taxes and accruals related to ground operations, facilities rent, maintenance, and fuel, among other items.

Other Liabilities (noncurrent)

Other liabilities consisted of the following at December 31 (in millions):

	2007	2006
Pension liability (qualified plans)	$146.3	$215.4
Pension liability (nonqualified plans)	32.9	32.6
Postretirement medical benefits liability	97.0	93.6
Mileage Plan liability	21.0	20.7
FIN 48 tax liability (see Note 11)	13.6	—
Other*	70.4	82.2

	$381.2	$444.5

*	Other consists of accrued aircraft rent, workers’ compensation, and deferred credits on aircraft purchases, among other items.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at December 31 (in millions, net of tax):

	2007	2006
Unrealized loss (gain) on marketable securities considered available-for-sale	(3.1)	0.2
Related to pension plans	121.8	172.5
Related to postretirement medical benefits	14.6	18.7

	$133.3	$191.4

Note 10. Stock-Based Compensation Plans

Stock-based compensation recorded by the Company relates to stock awards granted to Company employees by Air Group. As the Company does not have common stock that is traded on an exchange and all equity-based awards are related to Air Group common stock, the disclosures below have been limited. For a full disclosure of the Air Group stock-based compensation plans, please see the Alaska Air Group annual report on Form 10-K filed on February 20, 2008.

As described in Note 1, the Company adopted SFAS 123R, effective for all stock options granted beginning January 1, 2006. For stock options granted prior to January 1, 2006, for which the vesting period is not complete, the “modified prospective method” for transition permitted by SFAS 123R was used. Under this method, the Company accounts for the unvested portion of these awards on a prospective basis, with expense recognized in the statements of operations beginning January 1, 2006 using the grant-date fair values previously calculated for pro-forma disclosures.

Stock Options

The Company has stock option awards outstanding under a number of Air Group’s long-term incentive equity plans, only one of which (the 2004 Long-Term Incentive Equity Plan) continues to provide for the granting of options to purchase Air Group’s common stock at market prices on the date of grant to directors, officers and employees of Air Group and its subsidiaries. Under the various plans, options for 7,513,563 shares have been granted and, at December 31, 2007, 632,411 shares of Air Group’s common stock were available for future grant of either options or stock awards. Substantially all grantees are 25% vested after one year, 50% after two years, 75% after three years, and 100% after four years. Compensation cost is amortized over the service period using the straight-line method.

During 2007, Air Group granted 164,493 options to the Company’s employees with a weighted-average exercise price of $39.23 per share and a weighted-average fair value of $19.27 per share. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2007, 2006, and 2005:

	2007	2006	2005
Expected volatility	43%	44%	43%
Expected term	6 years	5.7 years	5 years
Risk-free interest rate	4.80%	4.70%	4.39%
Expected dividend yield	—	—	—
Weighted-average fair value of options granted	$19.27	$18.28	$14.37

The expected market price volatility of Air Group’s common stock is based on the historical volatility over a time period commensurate with the expected term of the awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the term nearest the expected term of the option at the time of grant. The dividend yield is zero as Air Group does not pay dividends and has no plans to do so in the immediate future. The expected term of the options and the expected forfeiture rates are based on historical experience for various homogenous employee groups. Prior to the adoption of SFAS 123R, the expected term was based on an average historical term of all options and there was no estimate of forfeiture rate as forfeitures were accounted for when they occurred.

The Company recorded stock-based compensation expense related to stock options of $3.3 million ($2.2 million, net of tax) and $2.8 million ($2.1 million, net of tax) in 2007 and 2006, respectively. The total intrinsic value of options exercised during 2007 was $1.1 million. As of December 31, 2007, $6.2 million of compensation cost associated with unvested stock option awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 2.6 years.

Restricted Stock Awards

Air Group grants restricted stock units (RSUs) to the Company’s employees under the 2004 Long-term Incentive Equity Plan. The RSUs are non-voting and are not eligible for dividends. The fair value of the RSU awards is based on the closing price of Air Group’s common stock on the date of grant. During 2007, Air Group awarded 59,116 RSUs to certain employees of the Company, with a weighted-average grant date fair value of $39.98. Compensation cost for RSUs is recognized over three years from the date of grant as the awards “cliff vest” after three years. The Company recorded stock-based compensation expense related to RSUs of $4.5 million ($2.8 million after tax) and $3.2 million ($2.0 million after tax) in 2007 and 2006, respectively. These amounts are included in wages and benefits in the statements of operations. As of December 31, 2007, 327,616 RSUs awarded to the Company’s employees were outstanding, with an aggregate intrinsic value of $8.2 million.

As of December 31, 2007, $5.0 million of compensation cost associated with unvested restricted stock awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 1.6 years.

Performance Stock Awards

During the first quarter of 2007, Air Group awarded Performance Share Unit awards (PSUs) to certain executives of the Company. PSUs are similar to RSUs, but vesting is based on a performance condition tied to Air Group achieving a specified pretax margin over a three-year period. The PSU plan allows a portion of the PSUs to vest even if the specified pretax margin falls below the target, and additional shares to be granted if the margin target is exceeded, subject to a maximum. The Company intends to regularly review its assumptions about meeting the performance goal and expected vesting, and to adjust the related compensation expense accordingly. The Company recorded compensation expense related to PSUs of $0.3 million for the year ended December 31, 2007.

Employee Stock Purchase Plan

Air Group sponsors the ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code. Under the terms of the ESPP, employees can purchase Air Group common stock at 85% of the closing market price on the first day of the offering period or the quarterly purchase date, whichever is lower. Because of these attributes, the ESPP is considered compensatory under SFAS 123R and as such, compensation cost is recognized. Compensation cost associated with the ESPP was $1.4 million and $0.9 million in 2007 and 2006, respectively. The grant date fair value is calculated using the Black-Scholes model in the same manner as the Company’s option awards for 85% of the share award plus the intrinsic value of the 15% discount.

Summary of Stock-Based Compensation

The table below summarizes the components of total stock-based compensation for the years ended December 31, 2007 and 2006:

(in millions)	2007	2006
Stock options	$3.3	$2.8
Restricted stock units	4.5	3.2
Performance share units	0.3	—
Employee stock purchase plan	1.4	0.9

Total stock-based compensation	$9.5	$6.9

Note 11. Income Taxes

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

The Company was subject to the provisions of FIN 48 as of January 1, 2007. Upon adoption, no cumulative effect of accounting change was necessary or recorded in the financial statements. The total amount of unrecognized tax benefits as of the date of adoption was $16.5 million. This number includes a $15.1 million increase in the tax liability and a corresponding increase in deferred tax assets for unrecognized tax benefits as a result of the implementation of FIN 48 and $1.4 million of tax benefits that, if recognized, would impact the effective tax rate.

Changes in the FIN 48 liability for unrecognized tax benefits during 2007 are as follows (in millions):

Upon transition to FIN 48 at January 1, 2007	$16.5
Gross increases—tax positions in prior period	—
Gross decreases—tax positions in prior period	(7.1)
Gross increases—current-period tax positions	4.2
Settlements	—
Lapse of statute of limitations	—

Balance at December 31, 2007	$13.6

At December 31, 2007, the total amount of unrecognized tax benefits of $13.6 million includes $12.5 million recorded as a liability and a corresponding increase in deferred tax assets and $0.7 million of tax benefits that, if recognized, would impact the effective tax rate.

Accrued interest on tax positions is recorded as a component of interest expense. Total accrued interest on tax positions included in the FIN 48 liability was zero at January 1, 2007 and $0.4 million at December 31, 2007. No penalties were accrued at January 1, 2007 or at December 31, 2007.

The periods subject to examination for Air Group’s federal income tax returns are the 2003 through 2006 tax years; however, the 2003 tax return is subject to examination only to the extent of the net operating loss carryforwards from 2003 that were utilized in 2005. The periods subject to examination for the Company’s major state income tax returns other than California are also the years 2003 through 2006. In California, the income tax years 2002 through 2006 remain open to examination.

The Company does not believe that it is reasonably possible that the total unrecognized tax benefit would significantly increase or decrease in the next 12 months. The FIN 48 liability for the Company’s unrecognized tax benefit is classified in other liabilities (noncurrent) in the balance sheets. The Company anticipates that total unrecognized tax benefits will not materially decrease due to the expiration of the statute of limitations for tax years prior to December 31, 2007.

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

Deferred tax (assets) and liabilities comprise the following at December 31 (in millions):

	2007	2006
Excess of tax over book depreciation	$405.1	$438.6
Fuel hedge contracts	26.3	9.5
Other—net	4.2	2.6

Gross deferred tax liabilities	435.6	450.7

Mileage Plan	(242.1)	(204.0)
Alternative minimum tax	(1.3)	(9.6)
Leased aircraft return provision	(2.7)	(3.5)
Inventory obsolescence	(13.9)	(12.5)
Deferred revenue	(9.4)	(12.0)
Asset impairment	—	(89.6)
Employee benefits	(124.1)	(144.8)
Loss carryforwards*	(1.2)	(1.8)
Other—net	(4.0)	(5.4)

Gross deferred tax assets	(398.7)	(483.2)

Net deferred tax (assets) liabilities	$36.9	$(32.5)

Current deferred tax asset	$(82.5)	$(128.0)
Noncurrent deferred tax liability	119.4	95.5

Net deferred tax (asset) liability	$36.9	$(32.5)

*	State loss carryforwards of $32.2 million ($1.2 million tax effected) expire beginning in 2008 and ending in 2026.

The Company has concluded that it is more likely than not that its deferred tax assets will be realizable and thus no valuation allowance has been recorded as of December 31, 2007. This conclusion is based on the expected future reversals of existing taxable temporary differences and does not rely on future taxable income. The Company will continue to reassess the need for a valuation allowance during each future reporting period.

The components of income tax expense (benefit) were as follows (in millions):

	2007	2006	2005
Current tax expense (benefit):
Federal	$28.4	$5.2	$10.5
State	4.8	2.1	0.6

Total current	33.2	7.3	11.1

Deferred tax expense (benefit):
Federal	44.9	(36.8)	30.9
State	2.5	(6.6)	4.4

Total deferred	47.4	(43.4)	35.3

Total tax expense (benefit) related to income (loss) before accounting change	$80.6	$(36.1)	$46.4

In 2005, the deferred tax benefit related to the cumulative effect of the accounting change for federal and state income taxes was $42.8 million and $5.3 million, respectively.

Income tax expense (benefit) reconciles to the amount computed by applying the U.S. federal rate of 35% to income (loss) before income tax and accounting change as follows (in millions):

	2007	2006	2005
Income (loss) before income tax and accounting change	$216.0	$(92.2)	$124.2
Expected tax expense (benefit)	75.6	(32.3)	43.5
Nondeductible expenses	2.8	2.4	1.9
State income taxes	4.8	(1.7)	3.4
Other—net*	(2.6)	(4.5)	(2.4)

Actual tax expense (benefit)	$80.6	$(36.1)	$46.4

Effective tax rate	37.3%	39.2%	37.4%

*	In 2007, other-net includes $1.0 million of tax benefits due to a favorable decision in a matter with the State of California and $1.0 million of tax benefits related to the recognition of California income tax credit carryforwards. Other-net in 2006 includes $4.2 million of tax benefits associated with the reduction of certain tax contingency accruals for periods for which the statute of limitations expired in 2006.

Note 12. Related Party Transactions

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

The Company paid $283.4 million to Horizon under the CPA agreement during the year ended December 31, 2007 and $3.7 million under the prior revenue-sharing agreement during the year ended December 31, 2006. The Company received incentive payments from Horizon under the revenue-sharing agreement of $1.7 million in 2005.

Intercompany Services

The Company performs all ticket processing for Horizon. Horizon’s ticket sales are recorded by Alaska as air traffic liability and revenue is allocated to and recorded by Horizon when transportation is provided.

Mileage Plan participants may redeem miles on Horizon flights. Additionally, participants who fly on Horizon may earn miles in the Company’s Mileage Plan. The Company does not pay or receive amounts from Horizon for its participation in the plan.

The Company also provides certain services to Horizon for which the Company receives payment from Horizon based on the cost of the services, including personnel expenses related to development and maintenance of certain information and communication systems, processing Horizon’s revenue transactions, accounting and payroll services, and other administrative services. Additionally, the Company pays certain leasing and other facilities costs on Horizon’s behalf that are reimbursed monthly by Horizon. Total amounts received by the Company from Horizon were $10.8 million, $11.2 million and $9.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In the normal course of business, Alaska and Horizon each provide certain ground handling services to the other company. Charges for ground services provided by the Company to Horizon totaled $7.1 million, $6.0 million and $2.5 million during the years ended December 31, 2007, 2006 and 2005, respectively. Charges for ground services provided by Horizon to the Company totaled $9.8 million, $10.1 million and $4.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company also advances Horizon funds at varying interest rates. All amounts are payable on demand. Interest income recognized related to the Horizon receivable totaled $11.9 million, $3.1 million and $2.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Offsetting this amount is interest paid to Horizon on ticket sales processed by Alaska. Interest expense related to these ticket sales was $3.6 million, $2.7 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

At December 31, 2007, receivables from related companies include $274.2 million from Horizon, $7.9 million from Alaska Air Group Leasing (AAGL) and $83.9 million from Air Group. At December 31, 2007, payables to related companies include $1.2 million to Horizon, $0.7 million to AAGL and $46.0 million to Air Group. The receivable from Horizon has increased significantly from December 31, 2006 as a result of loans to Horizon for the purchase of new Q400 aircraft. Additionally, the receivable from Air Group has increased significantly from December 31, 2006 as a result of Air Group’s $100 million share repurchase program.

During 2000, the Company transferred a flight simulator to AAGL in exchange for a $2.4 million note receivable from AAGL and a $0.6 million reduction in its payable to Air Group. The loan has repayment terms of 12 years at 6.5% interest. AAGL is leasing the simulator to the Company for 12 years.

The Company files a consolidated tax return with Air Group and other Air Group subsidiaries. As a result, the Company has current and non-current payables to Air Group for accrued income taxes. At December 31, 2007 and 2006, the amount payable to Air Group for income taxes was $63.6 million and $32.6 million, respectively, and is recorded as other accrued liabilities in the balance sheets. Additionally, as of December 31, 2006, the long-term accrued income taxes payable to Air Group was $1.4 million and is recorded as other liabilities in the balance sheet. There was no long-term income tax payable to Air Group as of December 31, 2007.

Note 13. Financial Instruments

The majority of the Company’s financial instruments are carried at fair value. Those include cash and cash equivalents, marketable securities (Note 4), securities lending collateral, restricted deposits (Note 9), and fuel hedge contracts (Note 3). The Company’s long-term fixed-rate debt is not carried at fair value. The estimated fair value of the Company’s long-term debt was as follows (in millions):

	Carrying Amount	Fair Value
Long-term debt at December 31, 2007	$1,232.4	$1,252.4
Long-term debt at December 31, 2006	1,077.7	1,089.5

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

The Company’s trade receivables do not represent a significant concentration of credit risk at December 31, 2007 due to the frequency that settlement takes place and the dispersion across many industry and government segments.

Note 14. Impact of Staff Accounting Bulletin No. 108 (SAB 108)

In September 2006, the SEC issued SAB 108. SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether those misstatements are material to the Company’s financial statements. SAB 108 was effective for fiscal years ending after November 15, 2006. The transition provisions of the bulletin permit the Company to adjust beginning retained earnings for the cumulative effect of immaterial errors relating to prior years. The Company adopted SAB 108 in the fourth quarter of 2006, with an effective date of January 1, 2006. In accordance with the bulletin, the Company adjusted beginning retained earnings for 2006 in the accompanying financial statements for the items described below. Management of the Company considers these adjustments to be immaterial to prior periods.

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

Impact of Adjustment

The impact of the item noted above, net of tax, on 2006 beginning balances is presented below (in millions):

Cumulative Effect as of January 1, 2008
Accumulated depreciation	$10.3
Other liabilities	—
Deferred income taxes	(4.3)
Retained earnings	(6.0)

Total	$—

Note 15. Change in Accounting Principle

Effective January 1, 2005, the Company changed its method of accounting for major airframe and engine overhauls from the capitalize and amortize method to the direct expense method. Under the former method, these costs were capitalized and amortized to maintenance expense over the shorter of the life of the overhaul or the remaining lease term. Under the direct expense method, overhaul costs are expensed as incurred. The Company believes that the direct expense method is preferable because it eliminates the judgment and estimation needed to determine overhaul versus repair allocations in maintenance activities. Additionally, the Company’s approved maintenance program for the majority of its airframes now focuses more on shorter, but more frequent, maintenance visits. Management also believes that the direct expense method is the predominant method used in the airline industry. Accordingly, effective January 1, 2005, the Company wrote off the net book value of its previously capitalized airframe and engine overhauls for all aircraft resulting in a charge of $128.2 million pretax ($80.1 million after tax). The Company does not believe disclosing the effect of adopting the direct expense method on net income for 2005 provides meaningful information because of changes in the Company’s maintenance program, including the execution of a “power-by-the-hour” engine maintenance agreement with a third party in late 2004.

Note 16. Contingencies

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our current and periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our certifying officers, on a timely basis. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of December 31, 2007.

Changes in Internal Control over Financial Reporting

During 2007, we converted to an integrated Human Resources, Benefits and Payroll system. There were no changes to the our internal control over financial reporting, including the changes described above, identified in management’s evaluation during the year ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

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

The Company’s independent registered public accounting firm has not issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of December 31, 2007.

ITEM 9B.	OTHER INFORMATION

None

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statement Schedules: Financial Statement Schedule II, Valuation and Qualifying Accounts, for the years ended December 31, 2007, 2006 and 2005 on page 75.

2.	Exhibits: See Exhibit Index on page 71.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIRLINES, INC.

By:	/s/ William S. Ayer	Date: February 29, 2008
William S. Ayer, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 20, 2008 on behalf of the registrant and in the capacities indicated.

/s/ William S. Ayer	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)
William S. Ayer

/s/ Bradley D. Tilden	Executive Vice President/Finance and Planning and Chief Financial Officer (Principal Financial Officer)
Bradley D. Tilden

/s/ Brandon S. Pedersen	Vice President/Finance and Controller (Principal Accounting Officer)
Brandon S. Pedersen

/s/ Patricia M. Bedient	Director
Patricia M. Bedient

/s/ Phyllis J. Campbell	Director
Phyllis J. Campbell

/s/ Jessie J. Knight, Jr.	Director
Jessie J. Knight, Jr.

/s/ Dennis F. Madsen	Director
Dennis F. Madsen

/s/ Byron I. Mallott	Director
Byron I. Mallott

/s/ Richard A. Wien	Director
Richard A. Wien

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

Certain of the following exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated by reference from the documents described in parentheses. Certain others are filed herewith. The exhibits are numbered in accordance with Item 601 of Regulation S-K.

3.1	Articles of Incorporation of Alaska Airlines, Inc. as amended through March 7, 1991 (Filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002 and incorporated herein by reference.)

3.2	Bylaws of Registrant, as amended and in effect February 12, 2003 (Filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on February 25, 2005 and incorporated herein by reference.)

4.1	Trust Indenture and Security Agreement for Alaska Airlines Equipment Trust Certificates, Series A and B (Filed as Exhibit 4(a)(1) to Amendment No. 1 to Registrant’s Registration Statement on Form S-3, Registration No. 33-46668, and incorporated herein by reference.)

4.2	Trust Indenture and Security Agreement for Alaska Airlines Equipment Trust Certificates, Series C and D (Filed as Exhibit 4(a)(1) to Amendment No. 2 to Registrant’s Registration Statement on Form S-3, Registration No. 33-46668, and incorporated herein by reference.)

4.3	Participation Agreement for Alaska Airlines Equipment Trust Certificates, Series A and B (Filed as Exhibit 4(b)(1) to Amendment No. 1 to Registrant’s Registration Statement on Form S-3, Registration No. 33-46668, and incorporated herein by reference.)

4.4	Participation Agreement for Alaska Airlines Equipment Trust Certificates, Series C and C (Filed as Exhibit 4(b)(1) to Amendment No. 2 to Registrant’s Registration Statement on Form S-3, Registration No. 33-46668, and incorporated herein by reference.)

4.5	Lease Agreement for Alaska Airlines Equipment Trust Certificates (Filed as Exhibit 4(b)(2) to Registrant’s Registration Statement on Form S-3, Registration No. 33-46668, and incorporated herein by reference.)

10.1#	Credit Agreement, dated March 25, 2005, among Alaska Airlines, Inc., as borrower, Bank of America, N.A., as administrative agent, Citicorp USA, Inc., as syndication agent, U.S. Bank National Association, as documentation agent, and other lenders (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed on May 6, 2005 and incorporated herein by reference.)

10.1.1	First Amendment to March 25, 2005 Credit Agreement, dated September 29, 2005 (Filed as Exhibit 10.1.1 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008 and incorporated herein by reference.)

10.1.2#	Second Amendment to March 25, 2005 Credit Agreement, dated April 25, 2007 (Filed as Exhibit 10.1 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed on May 8, 2007 and incorporated herein by reference.)

10.1.3	Third Amendment to March 25, 2005 Credit Agreement, dated July 30, 2007 (Filed as Exhibit 10.1 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed on November 7, 2007 and incorporated herein by reference.)

10.2#	Credit Agreement, dated October 19, 2005, among Alaska Airlines, Inc., as borrower, HSH Nordbank AG New York Branch, as security agent, and other loan participants (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005, filed on November 9, 2005 and incorporated herein by reference.)

10.2.1#	First Amendment to October 19, 2005 Credit Agreement, dated March 27, 2007 (Filed as Exhibit 10.2.1 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008 and incorporated herein by reference.)

10.2.2#	Second Amendment to October 19, 2005 Credit Agreement, dated November 26, 2007 (Filed as Exhibit 10.2.2 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008 and incorporated herein by reference.)

10.3#	Aircraft General Terms Agreement, dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc. (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, filed on August 5, 2005 and incorporated herein by reference.)

10.4#	Purchase Agreement No. 2497, dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc. (Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, filed on August 5, 2005 and incorporated herein by reference.)

10.5#	Lease Agreement, dated January 22, 1990, between International Lease Finance Corporation and Alaska Airlines, Inc., summaries of 19 substantially identical lease agreements and Letter Agreement #1, dated January 22, 1990 (Filed as Exhibit 10-14 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Annual Report on Form 10-K for the year ended December 31, 1990, filed on April 11, 1991 and incorporated herein by reference.)

10.6*	Alaska Air Group Performance Based Pay Plan (formerly “Management Incentive Plan”), as amended and restated November 30, 2007 (Filed as Exhibit 10.7 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008 and incorporated herein by reference.)

10.7*	Alaska Air Group, Inc. 2004 Long-Term Incentive Plan and original form of stock option and restricted stock unit agreements (Filed as Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on February 25, 2005 and incorporated herein by reference.)

10.7.1*	Alaska Air Group, Inc. 2004 Long-Term Incentive Plan Nonqualified Stock Option Agreement (Filed as Exhibit 10.8.1 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008 and incorporated herein by reference.)

10.7.2*	Alaska Air Group, Inc. 2004 Long-Term Incentive Plan Stock Unit Award Agreement (Filed as Exhibit 10.8.2 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008 and incorporated herein by reference.)

10.7.3*	Alaska Air Group, Inc. 2004 Long-Term Incentive Plan Performance Stock Unit Award Agreement (Filed as Exhibit 10.3 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Current Report on Form 8-K, filed on February 14, 2008 and incorporated herein by reference.)

10.8*	Alaska Air Group, Inc. 1999 Long-Term Incentive Equity Plan (Filed as Exhibit 99.1 to Alaska Air Group, Inc.’s Registration Statement on Form S-8, Registration No. 333-87563, filed on September 22, 1999 and incorporated herein by reference.)

10.9*	Alaska Air Group, Inc. 1997 Non Officer Long-Term Incentive Equity Plan (Filed as Exhibit 99.2 to Alaska Air Group, Inc.’s Registration Statement on Form S-8, Registration No. 333-39889, filed on November 10, 1997 and incorporated herein by reference.)

10.10*	Alaska Air Group, Inc. 1996 Long-Term Incentive Equity Plan (Filed as Exhibit 99.1 to Alaska Air Group, Inc.’s Registration Statement on Form S-8, Registration No. 333-09547, filed on August 5, 1996 and incorporated herein by reference.)

10.11*	Alaska Air Group, Inc. Non Employee Director Stock Plan (Filed as Exhibit 99.1 to Alaska Air Group, Inc.’s Registration Statement on Form S-8, Registration No. 333-33727, filed on August 15, 1997 and incorporated herein by reference.)

10.12*	Alaska Airlines, Inc. and Alaska Air Group, Inc. Supplementary Retirement Plan for Elected Officers, as amended November 7, 1994 (Filed as Exhibit 10.15 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Annual Report on Form 10-K for the year ended December 31, 1997, filed on February 10, 1998 and incorporated herein by reference.)

10.13*	Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan, as amended by First Amendment to the Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan and Second Amendment to the Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan (Filed as Exhibit 10.13 to Amendment No. 1 to Alaska Air Group, Inc.’s Registration Statement on Form S-1, Registration No. 333-107177, filed on September 23, 2003 and incorporated herein by reference.)

10.14*	Alaska Air Group, Inc. Change of Control Agreement dated October 27, 1999 (Filed as Exhibit 10.18 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Annual Report on Form 10-K for the year ended December 31, 1999, filed on February 25, 2000 and incorporated herein by reference.)

10.15*	Form of Alaska Air Group, Inc. Change of Control Agreement for named executive officers, as amended and restated November 28, 2007 (Filed as Exhibit 10.16 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008 and incorporated herein by reference.)

10.16*	Alaska Air Group, Inc. Nonqualified Deferred Compensation Plan, as amended and restated on December 1, 2005 (Filed as Exhibit 10.17 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008 and incorporated herein by reference.)

10.17*	Employment, Retirement and Non-Compete Agreement by and between Kevin Finan and Alaska Airlines, Inc. (Filed as Exhibit 10.1 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Current Report on Form 8-K, filed on April 30, 2007 and incorporated herein by reference.)

10.17.1*	Consulting Agreement by and between Kevin Finan and Alaska Airlines, Inc. (Filed as Exhibit 10.2 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Current Report on Form 8-K, filed on April 30, 2007 and incorporated herein by reference.)

12.1†	Statement of Computation of Ratio of Earnings to Fixed Charges

23.1†	Consent of Independent Registered Public Accounting Firm (KPMG LLP)

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith.
*	Indicates management contract or compensatory plan or arrangement.
#	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

VALUATION AND QUALIFYING ACCOUNTS

Alaska Airlines, Inc.	Schedule II

(In millions)	Beginning Balance	Additions Charged to Expense	Deductions	Ending Balance
Year Ended December 31, 2005
Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$2.5	$1.2	$(1.5)	$2.2

Obsolescence allowance for flight equipment spare parts	$11.5	$4.7	$(4.0)	$12.2

Year Ended December 31, 2006
Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$2.2	$1.6	$(1.3)	$2.5

Obsolescence allowance for flight equipment spare parts	$12.2	$2.1	$(0.3)	$14.0

Year Ended December 31, 2007
Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$2.5	$1.6	$(2.5)	$1.6

Obsolescence allowance for flight equipment spare parts	$14.0	$2.4	$(1.3)	$15.1