Form 10-Q
period 2008-03-31
ALASKA AIRLINES INC
filed 2008-05-07
CIK 3202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐

Non-accelerated filer  ☒            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes  ☐    No  ☒

The registrant meets the conditions specified in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

The registrant is a wholly owned subsidiary of Alaska Air Group, Inc., a Delaware corporation, and there is no market for the registrant’s common stock, par value $1.00 per share. As of March 31, 2008, shares of common stock outstanding totaled 500.

ALASKA AIRLINES, INC.

Quarterly Report on Form 10-Q for the three months ended March 31, 2008

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

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our shareholders. For a discussion of these and other risk factors, see “Item 1A: Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2007. Please consider our forward-looking statements in light of those risks as you read this report.

PART I. FINANCIAL INFORMATION

Item 1:	Condensed Financial Statements

CONDENSED BALANCE SHEETS (unaudited)

Alaska Airlines, Inc.

ASSETS

(in millions)	March 31, 2008	December31, 2007
Current Assets
Cash and cash equivalents	$211.8	$204.3
Marketable securities	709.9	618.5

Total cash and marketable securities	921.7	822.8
Securities lending collateral	106.7	111.9
Receivables from related companies	285.6	366.0
Receivables - net	150.9	129.0
Inventories and supplies - net	17.5	18.1
Deferred income taxes	101.3	82.5
Fuel hedge contracts	86.4	84.6
Prepaid expenses and other current assets	41.8	26.7

Total Current Assets	1,711.9	1,641.6

Property and Equipment
Aircraft and other flight equipment	2,603.1	2,488.6
Other property and equipment	493.0	489.5
Deposits for future flight equipment	386.3	389.2

	3,482.4	3,367.3
Less accumulated depreciation and amortization	909.1	878.2

Total Property and Equipment - Net	2,573.3	2,489.1

Fuel Hedge Contracts	15.2	9.9

Other Assets	79.4	80.5

Total Assets	$4,379.8	$4,221.1

See accompanying notes to condensed financial statements.

CONDENSED BALANCE SHEETS (unaudited)

Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER’S EQUITY

(in millions except share amounts)	March 31, 2008	December 31, 2007
Current Liabilities
Accounts payable	$81.2	$82.8
Payables to related companies	48.2	47.9
Accrued aircraft rent	50.0	54.1
Accrued wages, vacation and payroll taxes	80.9	92.4
Other accrued liabilities	520.5	471.3
Air traffic liability	473.6	364.6
Securities lending obligation	106.7	111.9
Current portion of long-term debt	137.3	170.9

Total Current Liabilities	1,498.4	1,395.9

Long-Term Debt, Net of Current Portion	1,136.3	1,061.5

Other Liabilities and Credits
Deferred income taxes	127.8	119.4
Deferred revenue	403.0	387.8
Other liabilities	355.1	381.2

	885.9	888.4

Commitments and Contingencies
Shareholder’s Equity
Common stock, $1 par value
Authorized: 1,000 shares
Issued: 2008 and 2007 - 500 shares	—	—
Capital in excess of par value	629.6	626.8
Accumulated other comprehensive loss	(127.8)	(133.3)
Retained earnings	357.4	381.8

	859.2	875.3

Total Liabilities and Shareholder’s Equity	$4,379.8	$4,221.1

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

Alaska Airlines, Inc.

Three Months Ended March 31 (in millions except per share amounts)	2008	2007
Operating Revenues
Passenger	$607.3	$545.9
Freight and mail	21.3	20.7
Other - net	34.4	35.9

Total mainline operating revenues	663.0	602.5
Passenger - purchased capacity	70.4	57.3

Total Operating Revenues	733.4	659.8

Operating Expenses
Wages and benefits	190.2	187.3
Variable incentive pay	2.6	7.7
Aircraft fuel, including hedging gains and losses	233.7	157.6
Aircraft maintenance	42.1	34.3
Aircraft rent	28.2	26.3
Landing fees and other rentals	41.9	41.8
Contracted services	34.7	29.4
Selling expenses	26.5	31.6
Depreciation and amortization	38.8	35.4
Food and beverage service	11.7	10.6
Other	41.8	39.8

Total mainline operating expenses	692.2	601.8
Purchased capacity costs	76.7	67.4

Total Operating Expenses	768.9	669.2

Operating Loss	(35.5)	(9.4)

Nonoperating Income (Expense)
Interest income	13.1	15.9
Interest expense	(21.8)	(20.4)
Interest capitalized	5.9	6.3
Other - net	0.4	0.1

	(2.4)	1.9

Loss before income tax	(37.9)	(7.5)
Income tax benefit	(13.5)	(3.8)

Net Loss	$(24.4)	$(3.7)

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY (unaudited)

Alaska Airlines, Inc.

(in millions)	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at December 31, 2007	$0.0	$626.8	$(133.3)	$381.8	$875.3

Net loss for the three months ended March 31, 2008				(24.4)	(24.4)
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value			7.1
Reclassification to earnings			(1.2)
Income tax effect			(2.2)

			3.7		3.7

Adjustments related to employee benefit plans:			2.8
Income tax effect			(1.0)

			1.8		1.8

Total comprehensive loss					(18.9)

Stock-based compensation		2.8			2.8

Balances at March 31, 2008	$0.0	$629.6	$(127.8)	$357.4	$859.2

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

Alaska Airlines, Inc.

Three Months Ended March 31 (in millions)	2008	2007
Cash flows from operating activities:
Net loss	$(24.4)	$(3.7)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	38.8	35.4
Stock-based compensation	2.8	1.9
Changes in fair values of open fuel hedge contracts	(7.1)	(9.8)
Changes in deferred income taxes	(14.1)	(1.4)
Change in receivables - net	58.5	(157.2)
Increase in prepaid expenses and other current assets	(15.2)	(10.8)
Increase in air traffic liability	109.0	140.3
Increase in other current liabilities	32.3	17.9
Decrease in deferred revenue and other-net	(12.2)	(15.9)

Net cash provided by (used in) operating activities	168.4	(3.3)

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(103.6)	(163.9)
Other flight equipment	(11.8)	(11.6)
Other property and equipment	(8.9)	(7.1)

Total property and equipment additions	(124.3)	(182.6)
Proceeds from disposition of assets	5.3	1.9
Purchases of marketable securities	(259.2)	(474.7)
Sales and maturities of marketable securities	175.1	450.7
Restricted deposits and other	1.0	(0.4)

Net cash used in investing activities	(202.1)	(205.1)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	98.0	163.5
Long-term debt payments	(56.8)	(24.6)

Net cash provided by financing activities	41.2	138.9

Net change in cash and cash equivalents	7.5	(69.5)
Cash and cash equivalents at beginning of year	204.3	230.8

Cash and cash equivalents at end of period	$211.8	$161.3

Supplemental disclosure of cash paid during the period for:
Interest (net of amount capitalized)	$15.6	$10.7
Income taxes	0.9	0.8

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

Alaska Airlines, Inc.

Note	1. Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

The accompanying unaudited condensed financial statements of Alaska Airlines, Inc. (Alaska or the Company) should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Alaska Airlines, Inc., an Alaska corporation, is a wholly-owned subsidiary of Alaska Air Group, Inc. (Air Group), a Delaware corporation. In the opinion of management, all adjustments have been made which are necessary to present fairly the Company’s financial position as of March 31, 2008, as well as the results of operations for the three months ended March 31, 2008 and 2007. The adjustments made were of a normal recurring nature.

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

Securities Lending

The Company lends certain marketable securities to third parties for a time period of less than one year. During the time period in which these securities are loaned to the third parties, the Company requires cash collateral for 102% of the daily market value of the loaned securities. As of March 31, 2008, the Company had $104.5 million of securities on loan under the program. These affected securities are included as marketable securities under current assets on the balance sheets.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair-value measurements required under other accounting pronouncements. SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value. The Company adopted this standard for financial assets and liabilities as of January 1, 2008.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

See below under “Cash, Cash Equivalents, and Marketable Securities” and Note 3 for further discussion.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument-by-instrument basis, is typically irrevocable once elected. This statement was effective beginning January 1, 2008. The Company did not elect the fair value option.

Cash, Cash Equivalents and Marketable Securities

The Company uses the “market approach” in determining the fair value of its cash, cash equivalents and marketable securities. The securities held by the Company are valued based on observable prices in active markets and considered to be liquid and easily tradable. Amounts measured at fair value as of March 31, 2008 are as follows:

	Level 1	Level 2	Level 3	Cash	Total
Cash and cash equivalents	$—	$18.0	$—	$193.8	$211.8
Marketable securities	116.1	593.8	—	—	709.9

Total	$116.1	$611.8	$—	$193.8	$921.7

Note	2. Fleet Transition

In March 2006, the Company’s Board of Directors approved a plan to accelerate the retirement of its MD-80 fleet (15 owned and 11 leased aircraft at the time) and remove those aircraft from service by the end of September 2008. At March 31, 2008, 10 MD-80s were in the fleet, all but four of which are under short-term operating lease arrangements that expire in 2008.

Four MD-80 aircraft under long-term lease arrangements will cease to be used well before the end of their respective lease terms. Management anticipates that once these aircraft have been removed from operations, the Company will store the aircraft at an aircraft storage facility or, if satisfactory arrangements can be made, sublease them or acquire them from the lessor and sell them. The Company will record a charge in its statement of operations when any of these options occurs, although the amount and timing of any charge cannot be estimated at this time.

Note 3. Fuel Hedge Contracts

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into call options, collar structures and swap agreements for crude oil, among other initiatives.

The Company records derivative instruments, all of which are currently fuel hedge contracts, on the balance sheet at their fair value. Changes in the fair value of these fuel hedge contracts are recorded each period in aircraft fuel expense.

The following table summarizes the components of aircraft fuel expense for the three months ended March 31, 2008 and 2007 (in millions):

	2008	2007
Raw or “into-plane” fuel cost	$257.7	$165.9
Changes in value and settlements of fuel hedge contracts	(24.0)	(8.3)

Aircraft fuel expense	$233.7	$157.6

The Company realized gains of $24.2 million and $1.5 million in the three months ended March 31, 2008 and 2007, respectively, on fuel hedge contracts that settled during the period.

The Company uses the “market approach” in determining the fair value of its hedge portfolio. The Company’s fuel hedging contracts consist of over-the-counter contracts, which are not traded on an exchange. The fair value of these contracts are determined based on observable inputs that are readily available in active markets or can be derived from information available in active quoted markets. Therefore, the Company has categorized these contracts as Level 2 in the fair value hierarchy described in SFAS 157.

Outstanding future fuel hedge positions are as follows:

	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Approximate Crude Oil Price per Barrel
Second Quarter 2008	50%	43.6	$73
Third Quarter 2008	50%	46.9	$78
Fourth Quarter 2008	50%	42.7	$77

Remainder of 2008	50%	133.2	$76

First Quarter 2009	16%	13.9	$84
Second Quarter 2009	16%	14.5	$83
Third Quarter 2009	11%	10.4	$83
Fourth Quarter 2009	10%	8.8	$82

Full Year 2009	13%	47.6	$83

As of March 31, 2008 and December 31, 2007, the fair values of the Company’s fuel hedge positions were $101.6 million and $94.5 million, respectively, including capitalized premiums of $33.4 million and $26.0 million, respectively, and are presented as both current and non-current assets in the condensed balance sheets.

Note 4. Long-term Debt

Long-term debt obligations were as follows (in millions):

	March 31, 2008	December 31, 2007
Fixed-rate notes payable due through 2022	$925.4	$731.7
Variable-rate notes payable due through 2019	301.8	414.9
Pre-delivery payment facility expiring in 2009	46.4	85.8

Long-term debt	1,273.6	1,232.4
Less current portion	(137.3)	(170.9)

	$1,136.3	$1,061.5

During the first three months of 2008, the Company borrowed $98.0 million using fixed-rate debt secured by flight equipment and made payments of $56.8 million, including $39.4 million on its pre-delivery payment facility.

Note 5. Employee Benefit Plans

Pension Plans - Qualified Defined Benefit

Net pension expense for the three months ended March 31 included the following components (in millions):

	2008	2007
Service cost	$12.2	$13.3
Interest cost	15.7	15.0
Expected return on assets	(17.9)	(16.3)
Amortization of prior service cost	1.1	1.0
Actuarial loss	1.4	3.0

Net pension expense	$12.5	$16.0

The Company contributed $17.2 million to its qualified defined-benefit plans during the three months ended March 31, 2008, and expects to contribute an additional $34.5 million to these plans during the remainder of 2008. The Company made $17.5 million in contributions to its defined-benefit pension plans during the three months ended March 31, 2007.

Pension Plans - Nonqualified Defined Benefit

Net pension expense for the unfunded, noncontributory defined-benefit plans was $0.9 million for the three months ended March 31, 2008 and 2007.

Postretirement Medical Benefits

Net periodic benefit cost for the postretirement medical plans for the three months ended March 31 included the following components:

	2008	2007
Service cost	$1.1	$1.2
Interest cost	1.5	1.4
Amortization of prior service cost	(0.1)	(0.1)
Actuarial loss	0.3	0.4

Net periodic benefit cost	$2.8	$2.9

Note 6. Other Assets Other assets consisted of the following (in millions):
	March 31, 2008	December 31, 2007
Restricted deposits (primarily restricted investments)	$64.7	$69.2
Deferred costs and other*	14.7	11.3

	$79.4	$80.5

*	Deferred costs and other includes deferred financing costs, long-term prepaid rent, lease deposits and other items.

Note 7. Mileage Plan

The Company’s Mileage Plan deferrals and liabilities are included under the following balance sheet captions (in millions):

	March 31, 2008	December 31, 2007
Current Liabilities:
Other accrued liabilities	$262.5	$239.7
Other Liabilities and Credits (non-current):
Deferred revenue	403.0	387.8
Other liabilities	18.2	21.0

	$683.7	$648.5

Mileage Plan revenue is included under the following condensed statements of operations captions for the three months ended March 31 (in millions):
	2008	2007
Passenger revenues	$25.3	$28.3
Other - net revenues	26.7	27.9

	$52.0	$56.2

Note 8. Stock-Based Compensation Plans

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

During the three months ended March 31, 2008, Air Group granted 253,924 options to the Company’s employees with a weighted-average fair value of $12.01 per share. During the same period in the prior year, Air Group granted 127,495 options to the Company’s employees with a weighted-average fair value of $20.97 per share.

The Company recorded stock-based compensation expense related to stock options of $0.8 million ($0.5 million after tax) and $0.7 million ($0.4 million after tax) for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, $8.5 million of compensation cost associated with unvested stock option awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 2.9 years.

Restricted Stock Awards

During the three months ended March 31, 2008, Air Group awarded 129,067 restricted stock units (RSUs) to certain employees of the Company, with a weighted-average grant date fair value of $27.46. This amount reflects the value of the total RSU awards at the grant date based on the closing price of Air Group’s common stock. Compensation cost for RSUs is recognized over three years from the date of grant as the awards “cliff vest” after three years. The Company recorded stock-based compensation expense related to RSUs of $1.2 million ($0.8 million after tax) and $1.0 million ($0.6 million after tax) for the three-month periods ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, $7.4 million of compensation cost associated with unvested restricted stock awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 2.1 years.

Performance Stock Awards

During the first quarters of 2008 and 2007, Air Group awarded Performance Share Unit awards (PSUs) to certain executives of the Company. These award types are similar to restricted stock units (RSUs), but vesting is based on a performance condition tied to Air Group achieving a specified pretax margin over a three-year period. The PSU Plan allows a portion of the PSUs to vest even if the specified pretax margin falls below the target, and additional shares to be granted if the margin target is exceeded, subject to a maximum. The Company intends to regularly review its assumptions about meeting the performance goal and expected vesting, and to adjust the related compensation expense accordingly. The Company recorded compensation expense related to PSUs of $0.2 million ($0.1 million after tax) and $0.1 million ($0.1 million after tax) during the three months ended March 31, 2008 and 2007, respectively.

Employee Stock Purchase Plan

Compensation expense recognized by the Company under Air Group’s Employee Stock Purchase Plan was $0.6 million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively.

Summary of Stock-Based Compensation

The table below summarizes the components of total stock-based compensation for the three months ended March 31, 2008 and 2007 (in millions):

	2008	2007
Stock options	$0.8	$0.7
Restricted stock units	1.2	1.0
Performance share units	0.2	0.1
Employee stock purchase plan	0.6	0.1

Total stock-based compensation	$2.8	$1.9

Note 9. Related Party Transactions

Capacity Purchase Agreement

The Company has entered into a Capacity Purchase Agreement (CPA) with its sister company, Horizon Air Industries, Inc. (Horizon), whereby the Company purchases capacity in certain routes (CPA markets) from Horizon as specified by the agreement. Under the CPA, the Company pays Horizon a contractual amount for the purchased capacity in the CPA markets, regardless of the revenue collected on those flights. The amount paid to Horizon is generally based on Horizon’s operating costs, plus a margin.

The Company establishes the scheduling, routes and pricing for the flights, and has the inventory and revenue risk in those markets.

The Company paid $71.4 million and $62.3 million to Horizon under the CPA agreement during the three months ended March 31, 2008 and 2007, respectively.

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

The Company also provides certain services to Horizon for which the Company receives payment from Horizon based on the cost of the services, including personnel expenses related to development and maintenance of certain information and communication systems, processing Horizon’s revenue transactions, accounting and payroll services, and other administrative services. Additionally, the Company pays certain leasing and other facilities costs on Horizon’s behalf that are reimbursed monthly by Horizon. Total amounts received by the Company from Horizon were $2.6 million and $2.7 million for the three months ended March 31, 2008 and 2007, respectively.

In the normal course of business, Alaska and Horizon each provide certain ground handling services to the other company. Charges for ground services provided by the Company to Horizon totaled $2.5 million and $1.6 million during the three months ended March 31, 2008 and 2007, respectively. Charges for ground services provided by Horizon to the Company totaled $2.4 million and $2.5 million for the three months ended March 31, 2008 and 2007, respectively.

The Company also advances Horizon funds at varying interest rates. All amounts are payable on demand. Interest income recognized related to the Horizon receivable totaled $2.9 million and $1.8 million for the three months ended March 31, 2008 and 2007, respectively. Offsetting this amount is interest paid to Horizon on ticket sales processed by Alaska. Interest expense related to these ticket sales was $1.3 million and $0.8 million for the three months ended March 31, 2008 and 2007, respectively.

At March 31, 2008, receivables from related companies include $150.2 million from Horizon, $7.8 million from Alaska Air Group Leasing (AAGL) and $127.6 million from Air Group. At March 31, 2008, payables to related companies include $1.2 million to Horizon, $0.7 million to AAGL and $46.3 million to Air Group. The receivable from Horizon has declined significantly from December 31, 2007 as a result of Horizon’s financing of 13 Q400s for $193.6 million, which was used to pay down the amounts owed to the Company. Additionally, the receivable from Air Group has increased significantly from December 31, 2007 as a result of Air Group’s share repurchase program.

Note 10. Contingencies

Grievance with International Association of Machinists

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with Alaska alleging that Alaska violated the CBA by, among other things, subcontracting the ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007. The Company expects, but has not yet received, a decision from the arbitrator in the first half of 2008.

Other items

The Company is a party to routine litigation matters incidental to its business and with respect to which no material liability is expected.

Management believes the ultimate disposition of the matters discussed above is not likely to materially affect the Company’s financial position or results of operations. This statement is based on management’s current understanding of the relevant law and facts, and it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our condensed financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in the Company’s filings with the Securities and Exchange Commission.

This MD&A includes our Results of Operations, which is an in-depth analysis of the results of operations for the three months ended March 31, 2008. We believe this analysis will help the reader better understand our condensed statements of operations. Financial and statistical data are also included here. Because Alaska is a wholly-owned subsidiary of Alaska Air Group, Inc. (Air Group) and Air Group is a reporting company as defined by the Securities and Exchange Act of 1934, and because Alaska meets other certain conditions as specified in General Instruction H(1)(a) and (b) of Form 10-Q, our disclosures in this MD&A are condensed as is allowed in the instructions to Form 10-Q. For the full discussion of our first quarter results and other disclosures, please refer to the Air Group Form 10-Q for the three months ended March 31, 2008.

Alaska’s filings with the Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at www.alaskaair.com. The information contained on our website is not a part of this quarterly report on Form 10-Q.

FIRST QUARTER IN REVIEW AND CURRENT EVENTS

Our pretax loss was $37.9 million for the first quarter of 2008 compared to $7.5 million in the first quarter of 2007. The first quarter of 2008 was characterized by escalating fuel prices. Fuel prices once again reached record levels at over $110 per barrel for crude oil, which resulted in a $91.8 million, or 55%, increase in our raw fuel cost over the first quarter of 2007, which far exceeded our $60.5 million increase in total mainline operating revenues. Other significant developments during the first quarter of 2008 are described below.

Fleet Transition

Our fleet transition continues to progress as planned. We now expect to remove all MD-80s from service by the end of September 2008.

We currently have four MD-80 aircraft under long-term lease arrangements that we plan to cease operating before the end of their respective lease terms. We anticipate that once these aircraft have been removed from operations, we will store the aircraft at an aircraft storage facility or, if satisfactory arrangements can be made, sublease them or acquire them from the lessor and sell them. We will record an operating charge in our statement of operations if any of these occur although the amount and timing of any charge cannot be estimated at this time.

Fee Changes

We plan to raise certain fees to better align those fees with the current costs of providing added services. These include increasing the charge for booking through reservations and airport sales agents from $10 to $15, raising the fee for overweight baggage from $25 to $50, increasing the charge for transporting pets in the cabin from $75 to $100 one-way, and raising the unaccompanied minor fee from $30 to $75 for one-way nonstop flights and from $60 to $75 for connecting flights. The increases are effective May 21, 2008.

By summer, the airlines also will begin charging $25 for a second checked bag. First class and top-tier Mileage Plan members and customers on flights within the state of Alaska will be exempt from the new fee.

Operational Performance

Our core promise to our customers is to get them and their bags where we promise, safely and on time. We have not delivered on that promise over the past several years, so we have made operational performance one of our top initiatives for 2008. Although we have more improvements to make, we are pleased with our progress so far in 2008. In each month of the first quarter, we have exceeded our prior-year performance in both on-time arrivals and schedule completion rates.

New Markets

In the first quarter, we announced that we would begin service to our third Hawaiian island, Maui, on July 17, 2008. This service will include year-round daily flights from Seattle and seasonal flights twice weekly from Anchorage.

Outlook

We currently expect mainline capacity to increase by 2% in 2008 compared to 2007. The expected capacity increase is due primarily to the anticipated delivery of 17 new B737-800 aircraft in 2008 and the annualization of capacity additions that resulted from 14 B737-800 aircraft delivered in 2007, offset by the retirement of 15 MD-80 aircraft and, to a lesser extent, scheduled retirement of other aircraft. Although capacity is expected to increase, total departures are expected to decline nearly 5% compared to 2007.

We will continue to monitor our flight schedules to see if there are further opportunities to reduce capacity or unprofitable flying. In April 2008, we eliminated our Oakland – Orange County route and Alaska shifted to Horizon its daily flights from Seattle to Reno and Boise in an effort to reduce costs and improve the results in these markets. We also shifted some of this capacity to increase our service from Seattle to several California markets in response to increased competition on the West Coast. Air Group anticipates redeploying three to five percent of existing network capacity to other markets to generate new revenue in the fall schedule.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2008 TO THREE MONTHS ENDED MARCH 31, 2007

Our net loss was $24.4 million during the first quarter of 2008 compared to a $3.7 million loss in the first quarter of 2007. The $20.7 million difference between the periods is primarily the result of the significant rise in fuel cost between the periods, higher purchased capacity costs and higher maintenance costs, partially offset by increases in revenue.

Financial and statistical data is shown on the following page. An in-depth discussion of the results begin on page 20.

Alaska Airlines Financial and Statistical Data (unaudited)

	Three Months Ended March 31
Financial Data (in millions):	2008		2007		% Change
Operating Revenues:
Passenger	$607.3		$545.9		11.2
Freight and mail	21.3		20.7		2.9
Other - net	34.4		35.9		(4.2)

Total mainline operating revenues	663.0		602.5		10.0
Passenger - purchased capacity	70.4		57.3		22.9

Total Operating Revenues	733.4		659.8		11.2

Operating Expenses:
Wages and benefits	190.2		187.3		1.5
Variable incentive pay	2.6		7.7		(66.2)
Aircraft fuel, including hedging gains and losses	233.7		157.6		48.3
Aircraft maintenance	42.1		34.3		22.7
Aircraft rent	28.2		26.3		7.2
Landing fees and other rentals	41.9		41.8		0.2
Contracted services	34.7		29.4		18.0
Selling expenses	26.5		31.6		(16.1)
Depreciation and amortization	38.8		35.4		9.6
Food and beverage service	11.7		10.6		10.4
Other	41.8		39.8		5.0

Total mainline operating expenses	692.2		601.8		15.0
Purchased capacity costs	76.7		67.4		13.8

Total Operating Expenses	768.9		669.2		14.9

Operating Loss	(35.5)		(9.4)		NM

Interest income	13.1		15.9
Interest expense	(21.8)		(20.4)
Interest capitalized	5.9		6.3
Other - net	0.4		0.1

	(2.4)		1.9

Loss Before Income Tax	$(37.9)		$(7.5)		NM

Mainline Operating Statistics:
Revenue passengers (000)	4,080		3,862		5.6
RPMs (000,000) “traffic”	4,526		4,066		11.3
ASMs (000,000) “capacity”	6,084		5,694		6.8
Passenger load factor	74.4%		71.4%		3.0	pts
Yield per passenger mile	13.42	¢	13.43	¢	(0.1)
Operating revenue per ASM (RASM)	10.90	¢	10.58	¢	3.0
Passenger revenue per ASM	9.98	¢	9.59	¢	4.1
Operating expenses per ASM	11.38	¢	10.57	¢	7.6
Aircraft fuel cost per ASM	3.84	¢	2.77	¢	38.6
Aircraft fuel cost per gallon	$2.72		$1.87		45.4
Economic fuel cost per gallon	$2.72		$1.95		39.5
Fuel gallons (000,000)	85.9		84.2		2.0
Average number of full-time equivalent employees	9,881		9,542		3.6
Aircraft utilization (blk hrs/day)	10.8		10.8		—
Average aircraft stage length (miles)	969		917		5.7
Operating fleet at period-end	115		114		1 a/c
Regional Operating Statistics:
RPMs (000,000)	267		220		21.4
ASMs (000,000)	363		316		14.9
Passenger load factor	73.6%		69.6%		4.0	pts
Yield per passenger mile	26.37	¢	26.05	¢	1.2
Operating revenue per ASM	19.39	¢	18.13	¢	7.0
Operating expenses per ASM	21.13	¢	21.33	¢	(0.9)

NM = Not Meaningful

REVENUES

Total operating revenues increased $73.6 million, or 11.2%, during the first quarter of 2008 as compared to the same period in 2007. The changes are summarized in the following table:

	March 31, 2008	March 31, 2007	% Change
Passenger Revenue - Mainline	$607.3	$545.9	11.2
Freight and mail	21.3	20.7	2.9
Other - net	34.4	35.9	(4.2)

Total Mainline Revenues	$663.0	$602.5	10.0

Passenger Revenue - purchased capacity	70.4	57.3	22.9

Total Operating Revenues	$733.4	$659.8	11.2

Operating Revenue – Mainline

Mainline passenger revenue increased 11.2% on a 6.8% increase in available seat miles and a 4.1% increase in passenger unit revenues. Passenger unit revenues were positively impacted by a 3.0 point increase in load factor, from 71.4% to 74.4%; however, yields were relatively flat. Our average trip length has increased with the Hawaii service and other longer flights, putting downward pressure on yields. We estimate that the longer stage lengths impacted yields by about 2%. Our load factor in April 2008 was 76.9%, which is flat compared to April 2007. Our advance bookings currently suggest that load factors will be up about 1 point in both May and June compared to the prior year.

Freight and mail revenue increased by $0.6 million, or 2.9%, primarily as a result of higher yields and fuel surcharges, offset by lower volumes.

Other – net revenues decreased $1.5 million, or 4.2%. Mileage Plan revenues represented $1.2 million of the decrease as revenue associated with redemptions on other airlines declined compared to the first quarter of 2007. The decline was partially offset by an increase in Mileage Plan revenues resulting from higher commission revenue associated with an increase in the sale of mileage credits to our bank partner. When we sell mileage credits, we defer the majority of the proceeds and recognize that revenue when award travel takes place. Commission revenue represents the difference between the proceeds from the sale of miles and the amount we defer.

Passenger Revenue – Purchased Capacity

Passenger revenue – purchased capacity increased by $13.1 million to $70.4 million because of a 21.4% increase in passenger traffic and a 7.0% increase in unit revenues compared to the prior year. Unit revenues increased due to a 4.0 point increase in load factor combined with a 1.2% increase in ticket yields. The Capacity Purchase Arrangement (CPA) with Horizon is the primary driver of the increase as more markets that were historically flown by Alaska aircraft are shifted to the CPA.

During the first quarter, regional flying expenses exceeded regional passenger revenues by $6.3 million, compared to $10.1 million in the first quarter of 2007. Revenues in these CPA markets are highly seasonal in nature. For example, purchased capacity operating margins by quarter were as follows in 2007:

(in millions)	Q1 2007	Q2 2007	Q3 2007	Q4 2007
Purchased capacity margin	$(10.1)	$(3.1)	$0.6	$(8.8)

However, the reported results of purchased capacity flying do not reflect the total contribution of these flights to our mainline operation as many of the flights feed traffic from smaller cities.

EXPENSES

For the quarter, total operating expenses increased $99.7 million compared to the same period in 2007 due to the significant increases in fuel expense, higher costs associated with purchased capacity flying and higher maintenance costs. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

Operating Expenses (in millions)	March 31, 2008	March 31, 2007	% Change
Mainline operating expenses	$692.2	$601.8	15.0
Purchased capacity costs	76.7	67.4	13.8

Total Operating Expenses	$768.9	$669.2	14.9

Mainline Operating Expenses

Total mainline operating costs increased $90.4 million, or 15.0%, from the first quarter of 2007. The increase was primarily due to the $76.1 million increase in aircraft fuel expense from the first quarter of 2007 and increases in maintenance costs and contracted services. Significant variances from the first quarter of 2007 are described more fully below.

Variable Incentive Pay

Variable incentive pay declined from $7.7 million, or 66.2%, to $2.6 million. The decline reflects lower year-over-year accruals for profit-based incentives that are based on estimated full-year results.

Aircraft Fuel

Aircraft fuel expense includes both raw fuel expense (as defined below) plus the effect of mark-to-market adjustments to our fuel hedge portfolio that we include in our income statement as the value of the portfolio increases and decreases. By definition, our aircraft fuel expense is very volatile, even between quarters, because it includes these gains or losses when the underlying instrument increases or decreases in value as crude oil prices increase or decrease. Raw fuel expense is defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes and transportation charges. Raw fuel prices are impacted by world oil prices and refining costs, which can vary by region in the U.S. Raw fuel expense approximates cash paid to suppliers.

Aircraft fuel expense increased $76.1 million, or 48.3%, compared to the first quarter of 2007. The elements of the change are illustrated in the following table:

	Three Months Ended March 31
(in millions, except per-gallon amounts)	2008	2007	% Change
Fuel gallons consumed	85.9	84.2	2.0
Raw price per gallon	$3.00	$1.97	52.3

Total raw fuel expense	$257.7	$165.9	55.3

Impact on fuel expense from changes in value of the fuel hedge portfolio (gain)	(24.0)	(8.3)	NM

Aircraft fuel expense	$233.7	$157.6	48.3

Fuel gallons consumed increased by 2% on a 6.8% increase in capacity because of the improved fuel efficiency of our fleet as we transition out of the less-efficient MD-80 aircraft to newer, more-efficient B737-800 aircraft.

The raw fuel price per gallon increased by 52.3% as a result of higher West Coast jet fuel prices driven by higher crude oil costs.

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

Our economic fuel expense is calculated as follows:

	Three Months Ended March 31
(in millions, except per-gallon amounts)	2008	2007	% Change
Raw fuel expense	$257.7	$165.9	55.3
Less: cash received from settled hedges	(24.2)	(1.5)	NM

Economic fuel expense	$233.5	$164.4	42.0

Fuel gallons consumed	85.9	84.2	2.0

Economic fuel cost per gallon	$2.72	$1.95	39.5

NM = Not meaningful

The total cash benefit from hedges that settled during the period increased to $24.2 million in 2008 up from $1.5 million in 2007. The increase is primarily due to the dramatic increase in crude oil prices since the first quarter of 2007.

We currently expect economic fuel expense to be significantly higher for the full year of 2008 than in 2007 because of higher crude oil prices and refinery margins for jet fuel.

Aircraft Maintenance

Aircraft maintenance increased by $7.8 million, or 22.7%, compared to the prior-year quarter because of an increase in the number of engine and airframe maintenance events, partially offset by the benefits of our fleet transition plan as we replace our aging MD-80s with newer B737-800s. Our current expectation is that aircraft maintenance costs will be higher for the balance of 2008 compared to 2007 because of the timing of certain required maintenance events.

Contracted Services

Contracted services increased by $5.3 million, or 18.0%, compared to the first quarter of 2007 as a result of higher vendor costs at our Seattle station in order to help improve our operational performance.

Selling Expenses

Selling expenses declined by $5.1 million, or 16.1%, compared to the first quarter of 2007 as a result of lower Mileage Plan selling costs, primarily because of a favorable adjustment to the estimated liability to a partner airline for award travel, and lower ticket distribution costs resulting from revised contracts. The declines were partially offset by an increase in credit card commissions due to the increase in revenue.

Depreciation and Amortization

Depreciation and amortization increased $3.4 million, or 9.6%, compared to the first quarter of 2007. This is primarily due to the additional B737-800 aircraft delivered in 2007 and in the first quarter of 2008, partially offset by lower depreciation and amortization expense associated with our MD-80 fleet.

Mainline Unit Costs per Available Seat Mile

Operating costs per ASM (CASM) is an important metric in the industry and we use it to gauge the effectiveness of our cost-reduction efforts. Our effort to reduce unit cost focuses not only on controlling the actual dollars we spend, but also on the ability to increase our capacity without adding a commensurate amount of cost.

Our mainline operating costs per ASM are summarized below:

	Three Months Ended March 31
	2008		2007		% Change
Total mainline operating expenses per ASM (CASM)	11.38	¢	10.57	¢	7.6
CASM includes the following components:
Aircraft fuel cost per ASM	3.84	¢	2.77	¢	38.6

We have separately listed in the above table our fuel costs per ASM. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and certain special items to measure our cost-reduction progress. We believe that such analysis may be important to investors and other readers of these financial statements for the following reasons:

•

Mainline cost per ASM excluding fuel is one of the most important measures used by management and by the Air Group Board of Directors in assessing quarterly and annual cost performance. For Alaska Airlines, these decision-makers evaluate operating results of the “mainline” operation, which includes the operation of the B737 and MD-80 aircraft fleets branded in Alaska Airlines livery. The revenues and expenses associated with purchased capacity are evaluated separately.

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

•

Disclosure of the individual impact of certain noted items provides investors the ability to measure and monitor performance both with and without these special items. We believe that disclosing the impact of certain items such as fleet transition costs and restructuring charges, is important because it provides information on significant items that are not necessarily indicative of future performance. Industry analysts and investors consistently measure the Company’s performance without these items for better comparability between periods and among other airlines.

•

Although we disclose our “mainline” passenger unit revenues, we do not (nor are we able to) evaluate mainline unit revenues excluding the impact that rising fuel costs have had on ticket prices. Fuel represents approximately 30% of our total mainline operating expenses, and fluctuations in our fuel prices often drive changes in unit revenues in the mid-to-long term. Although we believe it is useful to evaluate non-fuel unit costs for the reasons noted above, we would caution readers of these financial statements not to place undue reliance on unit costs excluding fuel as a measure or predictor of future profitability because of the significant impact of fuel costs on our business.

We currently forecast our mainline costs per ASM excluding fuel for the second quarter and full year of 2008 to be up 4% to 5% and flat, respectively, compared to 2007. Our primary goal for 2008 continues to be to improve our operational reliability, including our on-time performance, completion of scheduled flights, and baggage delivery metrics, with a special focus on our Seattle operations.

Purchased Capacity Costs

Purchased capacity costs increased $9.3 million, or 13.8%, from the first quarter of 2007 to $76.7 million in the first quarter of 2008. Of the total, $71.4 million was paid to Horizon under the CPA for 344 million ASMs. The balance includes amounts paid to a third party for the Dutch Harbor flying (which approximated the amount paid in 2007) and certain administrative and information technology costs borne by Alaska allocated to the purchased capacity flying costs. The increase was primarily due to the 15.8% capacity increase under the Horizon CPA and the increasing cost of fuel.

Nonoperating Income (Expense)

Net nonoperating income (expense) was $(2.4) million in the first quarter of 2008 compared to $1.9 million in the first quarter of 2007. Interest income declined $2.8 million compared to the first quarter of 2007 as a result of lower average portfolio returns and a lower average cash and marketable securities balance.

Interest expense increased $1.4 million primarily resulting from new debt arrangements in 2007 and the first quarter of 2008, partially offset by lower interest rates on our variable-rate debt.

Income Tax Expense (Benefit)

We provide for income taxes each quarter based on either our estimate of the effective tax rate for the full year or the actual year-to-date effective tax rate if it is our best estimate of our annual expectation. For the first quarter of 2008, we used the actual year-to-date effective tax rate, as we believe it to be our best estimate of the full-year rate at this time because of the difficulty in estimating the full-year pretax income or loss and our resulting effective income tax rate. Our effective income tax benefit rate on the pre-tax loss for the first quarter of 2008 was 35.6%, compared to 50.7% in the first quarter of 2007. In arriving at this rate, we considered a variety of factors, including year-to-date pre-tax results, the U.S. federal rate of 35%, estimated year-to-date nondeductible expenses and estimated state income taxes. The effective rate for the first quarter of 2007 was positively impacted by a $1.7 million credit that resulted from the favorable impact of a state income tax matter. Excluding this benefit, our effective benefit rate would have been approximately 28% for the first quarter of 2007.

We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is highly dependent on the level of pre-tax income or loss and the magnitude of any nondeductible expenses in relation to that pre-tax amount.

Critical Accounting Estimates

For information on our critical accounting estimates, see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007. For information about the impact of recently released accounting standards, see Note 1 to the condensed financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are defined as controls and procedures designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control over Financial Reporting

We made no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with Alaska alleging that Alaska violated the CBA by, among other things, subcontracting the Ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007. We expect, but have not yet received, a decision from the arbitrator in the first half of 2008.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See Exhibit Index on page 27.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA AIRLINES, INC.
Registrant

Date: May 7, 2008

By:	/s/ Brandon S. Pedersen
Brandon S. Pedersen
Vice President/Finance and Controller (Principal Accounting Officer)

By:	/s/ Bradley D. Tilden
Bradley D. Tilden
Executive Vice President/Finance and Planning and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit No.	Description

31.1 *	Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2 *	Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1 *	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (furnished, not filed.)

32.2 *	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (furnished, not filed.)

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

*	Filed herewith.