Form 10-Q
period 2008-06-30
ALASKA AIRLINES INC
filed 2008-08-08
CIK 3202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

The registrant is a wholly owned subsidiary of Alaska Air Group, Inc., a Delaware corporation, and there is no market for the registrant’s common stock, par value $1.00 per share. As of July 31, 2008, shares of common stock outstanding totaled 500.

ALASKA AIRLINES, INC.

Quarterly Report on Form 10-Q for the three months ended June 30, 2008

As used in this Form 10-Q, the terms “Alaska,“ “our,“ “we“ and the “Company“ refer to Alaska Airlines, Inc., unless the context indicates otherwise.

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

PART I. FINANCIAL INFORMATION

Item 1:	Condensed Financial Statements

CONDENSED BALANCE SHEETS (unaudited)

Alaska Airlines, Inc.

ASSETS

(in millions)	June 30, 2008	December 31, 2007
Current Assets
Cash and cash equivalents	$179.1	$204.3
Marketable securities	826.9	618.5

Total cash and marketable securities	1,006.0	822.8
Securities lending collateral	111.3	111.9
Receivables from related companies	301.7	366.0
Receivables - net	155.9	129.0
Inventories and supplies - net	27.8	18.1
Deferred income taxes	66.2	82.5
Fuel hedge contracts	193.6	84.6
Prepaid expenses and other current assets	41.0	26.7

Total Current Assets	1,903.5	1,641.6

Property and Equipment
Aircraft and other flight equipment	2,701.1	2,488.6
Other property and equipment	503.7	489.5
Deposits for future flight equipment	370.3	389.2

	3,575.1	3,367.3
Less accumulated depreciation and amortization	938.5	878.2

Total Property and Equipment - Net	2,636.6	2,489.1

Fuel Hedge Contracts	59.7	9.9

Other Assets	78.6	80.5

Total Assets	$4,678.4	$4,221.1

See accompanying notes to condensed financial statements.

CONDENSED BALANCE SHEETS (unaudited)

Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER’S EQUITY

(in millions except share amounts)	June 30, 2008	December 31, 2007
Current Liabilities
Accounts payable	$68.9	$82.8
Payables to related companies	48.2	47.9
Accrued aircraft rent	52.5	54.1
Accrued wages, vacation and payroll taxes	86.1	92.4
Other accrued liabilities	505.4	471.3
Air traffic liability	532.0	364.6
Securities lending obligation	111.3	111.9
Current portion of long-term debt	244.4	170.9

Total Current Liabilities	1,648.8	1,395.9

Long-Term Debt, Net of Current Portion	1,203.4	1,061.5

Other Liabilities and Credits
Deferred income taxes	123.3	119.4
Deferred revenue	416.0	387.8
Other liabilities	374.7	381.2

	914.0	888.4

Commitments and Contingencies
Shareholder’s Equity
Common stock, $1 par value
Authorized: 1,000 shares
Issued: 2008 and 2007 - 500 shares	—	—
Capital in excess of par value	631.4	626.8
Accumulated other comprehensive loss	(132.8)	(133.3)
Retained earnings	413.6	381.8

	912.2	875.3

Total Liabilities and Shareholder’s Equity	$4,678.4	$4,221.1

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

Alaska Airlines, Inc.

	Three Months Ended June 30		Six Months Ended June 30
(in millions except per-share amounts)	2008	2007	2008	2007
Operating Revenues
Passenger	$682.7	$663.3	$1,290.0	$1,209.2
Freight and mail	26.6	26.3	47.9	47.0
Other - net	33.3	34.5	67.7	70.4

Total mainline operating revenues	742.6	724.1	1,405.6	1,326.6
Passenger - purchased capacity	77.8	71.0	148.2	128.3

Total Operating Revenues	820.4	795.1	1,553.8	1,454.9

Operating Expenses
Wages and benefits	184.3	185.6	374.5	372.9
Variable incentive pay	3.3	2.1	5.9	9.8
Aircraft fuel, including hedging gains and losses	151.2	193.4	384.9	351.0
Aircraft maintenance	37.4	34.5	79.5	68.8
Aircraft rent	27.9	27.9	56.1	54.2
Landing fees and other rentals	42.7	42.2	84.6	84.0
Contracted services	33.9	30.2	68.6	59.6
Selling expenses	36.0	33.4	62.5	65.0
Depreciation and amortization	41.6	35.6	80.4	71.0
Food and beverage service	12.6	12.0	24.3	22.6
Other	47.4	43.2	89.2	83.0
Fleet transition costs - MD-80	26.0	—	26.0	—

Total mainline operating expenses	644.3	640.1	1,336.5	1,241.9
Purchased capacity costs	84.5	74.1	161.2	141.5

Total Operating Expenses	728.8	714.2	1,497.7	1,383.4

Operating Income	91.6	80.9	56.1	71.5

Nonoperating Income (Expense)
Interest income	12.3	16.6	25.4	32.5
Interest expense	(22.2)	(22.1)	(44.0)	(42.5)
Interest capitalized	5.4	6.0	11.3	12.3
Other - net	0.2	(0.5)	0.6	(0.4)

	(4.3)	0.0	(6.7)	1.9

Income before income tax	87.3	80.9	49.4	73.4
Income tax expense	31.1	30.8	17.6	27.0

Net Income	$56.2	$50.1	$31.8	$46.4

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY (unaudited)

Alaska Airlines, Inc.

(in millions)	Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at December 31, 2007	0.005	$0.0	$626.8	$(133.3)	$381.8	$875.3

Net income for the six months ended June 30, 2008					31.8	31.8
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value				(6.1)
Reclassification to earnings				1.6
Income tax effect				1.6

				(2.9)		(2.9)

Adjustments related to employee benefit plans:				5.4
Income tax effect				(2.0)

				3.4		3.4

Total comprehensive income						32.3

Stock-based compensation			4.6			4.6

Balances at June 30, 2008	0.005	$0.0	$631.4	$(132.8)	$413.6	$912.2

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

Alaska Airlines, Inc.

Six Months Ended June 30 (in millions)	2008	2007
Cash flows from operating activities:
Net income	$31.8	$46.4
Adjustments to reconcile net income to net cash provided by operating activities:
Fleet transition costs	26.0	—
Depreciation and amortization	80.4	71.0
Stock-based compensation	4.6	4.4
Changes in fair values of open fuel hedge contracts	(158.8)	(2.6)
Gain on sale of assets	(3.0)	(1.2)
Changes in deferred income taxes	18.2	29.4
Changes in receivables (including from related companies)	37.4	(277.2)
Increase in prepaid expenses and other current assets	(25.6)	(4.2)
Increase in air traffic liability	167.4	182.4
Increase in other current liabilities	21.2	18.8
Increase (decrease) in deferred revenue and other-net	(7.5)	22.5

Net cash provided by operating activities	192.1	89.7

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(196.6)	(253.5)
Other flight equipment	(12.7)	(19.9)
Other property and equipment	(19.1)	(19.5)

Total property and equipment additions	(228.4)	(292.9)
Proceeds from disposition of assets	5.8	53.9
Purchases of marketable securities	(474.1)	(679.9)
Sales and maturities of marketable securities	262.6	630.0
Restricted deposits and other	1.4	(9.1)

Net cash used in investing activities	(432.7)	(298.0)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	336.9	196.1
Long-term debt payments	(121.5)	(60.2)

Net cash provided by financing activities	215.4	135.9

Net change in cash and cash equivalents	(25.2)	(72.4)
Cash and cash equivalents at beginning of year	204.3	230.8

Cash and cash equivalents at end of period	$179.1	$158.4

Supplemental disclosure of cash paid during the period for:
Interest (net of amount capitalized)	$32.2	$27.6
Income taxes	0.9	0.9

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

Alaska Airlines, Inc.

Note 1. Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

The accompanying unaudited condensed financial statements of Alaska Airlines, Inc. (Alaska or the Company) should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Alaska Airlines, Inc., an Alaska corporation, is a wholly-owned subsidiary of Alaska Air Group, Inc. (Air Group), a Delaware corporation. In the opinion of management, all adjustments have been made which are necessary to present fairly the Company’s financial position as of June 30, 2008, as well as the results of operations for the three and six months ended June 30, 2008 and 2007. The adjustments made were of a normal recurring nature.

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

Securities Lending

The Company lends certain marketable securities to third parties for a time period of less than one year. During the time period in which these securities are loaned to the third parties, the Company requires cash collateral for 102% of the daily market value of the loaned securities. As of June 30, 2008, the Company had $109.2 million of securities on loan under the program. These affected securities are included as marketable securities under current assets on the balance sheets.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 requires entities that use derivative instruments to provide certain qualitative disclosures about their objectives and strategies for using such instruments, amounts and location of the derivatives in the financial statements, among other disclosures. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Because of the importance and prominence of the Company’s fuel-hedging program, management believes that the current disclosures included in quarterly and annual filings include many of the disclosures required under SFAS 161. Therefore, the Company currently does not anticipate that the adoption of SFAS 161 will have a material impact on the disclosures already provided.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument-by-instrument basis, is typically irrevocable once elected. This statement was effective beginning January 1, 2008. The Company did not elect the fair value option upon adoption.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair-value measurements required under other accounting pronouncements. SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value. The Company partially adopted this standard for financial assets and liabilities as of January 1, 2008. In accordance with FASB Staff Position No. 157-2, the Company has deferred adoption of SFAS 157 as it relates to nonfinancial assets and liabilities until January 1, 2009.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Cash, Cash Equivalents and Marketable Securities

The Company uses the “market approach” in determining the fair value of its cash, cash equivalents and marketable securities. The securities held by the Company are valued based on observable prices in active markets and considered to be liquid and easily tradable. Amounts measured at fair value as of June 30, 2008 are as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$137.1	$42.0	$—	$179.1
Marketable securities	129.0	697.9	—	826.9

Total	$266.1	$739.9	$—	$1,006.0

Note 2. Fleet Transition

Transition to All-Boeing 737 Fleet

In March 2006, Air Group’s Board of Directors approved a plan to accelerate the retirement of the Company’s MD-80 fleet (15 owned and 11 leased aircraft at the time) and remove those aircraft from service by the end of 2008. At June 30, 2008, seven MD-80s were in the operating fleet, all but two of which are under short-term operating lease arrangements that expire in 2008. All of the MD-80 aircraft will be removed from service by the end of August 2008.

The Company has four MD-80 aircraft under long-term lease arrangements, all of which have been or will be retired prior to the end of their lease terms. Two of the aircraft were retired during the second quarter and placed in temporary storage at an aircraft storage facility. As a result, the Company recorded a $26.0 million charge in the second quarter reflecting the remaining discounted future lease payments and other contract-related costs. The Company expects to record a similar charge in its statement of operations in the third quarter when the remaining two aircraft are retired.

Note 3. Fuel Hedge Contracts

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risk associated with fluctuations in aircraft fuel prices, the Company periodically enters into call options, collar structures and swap agreements for crude oil, among other initiatives.

The Company records derivative instruments, all of which are currently fuel hedge contracts, on the balance sheet at their fair value. Changes in the fair value of these fuel hedge contracts are recorded each period in aircraft fuel expense.

The following table summarizes the components of aircraft fuel expense for the three and six months ended June 30, 2008 and 2007 (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Raw or “into-plane” fuel cost	$326.6	$196.9	$584.3	$362.8
Changes in value and settlement of fuel hedge contracts	(175.4)	(3.5)	(199.4)	(11.8)

Aircraft fuel expense	$151.2	$193.4	$384.9	$351.0

The Company realized gains of $46.5 million and $5.0 million during the three months ended June 30, 2008 and 2007, respectively, on fuel hedge contracts that settled during the period. Gains on the settled hedges were $70.7 million and $6.5 million during the six months ended June 30, 2008 and 2007, respectively.

The Company uses the “market approach” in determining the fair value of its hedge portfolio. The Company’s fuel hedging contracts consist of over-the-counter contracts, which are not traded on an exchange. The fair value of these contracts is determined based on observable inputs that are readily available in active markets or can be derived from information available in active, quoted markets. Therefore, the Company has categorized these contracts as Level 2 in the fair value hierarchy described in SFAS 157.

Outstanding future fuel hedge positions are as follows:

	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Approximate Crude Oil Price per Barrel
Third Quarter 2008	50%	46.9	$78
Fourth Quarter 2008	50%	42.7	$77

Remainder of 2008	50%	89.6	$78

First Quarter 2009	46%	32.3	$106
Second Quarter 2009	39%	29.1	$105
Third Quarter 2009	30%	24.0	$107
Fourth Quarter 2009	24%	17.5	$105

Full Year 2009	35%	102.9	$106

First Quarter 2010	12%	8.5	$121
Second Quarter 2010	10%	7.1	$120
Third Quarter 2010	5%	4.7	$120
Fourth Quarter 2010	5%	4.2	$120

Full Year 2010	8%	24.5	$120

As of June 30, 2008 and December 31, 2007, the fair values of the Company’s fuel hedge positions were $253.3 million and $94.5 million, respectively, including capitalized premiums of $56.2 million and $26.0 million, respectively, and are presented as both current and non-current assets in the condensed balance sheets.

Note 4. Long-term Debt

Long-term debt obligations were as follows (in millions):

	June 30, 2008	December 31, 2007
Fixed-rate notes payable due through 2022	$1,038.4	$731.7
Variable-rate notes payable due through 2019	262.1	414.9
Pre-delivery payment facility expiring in 2009	147.3	85.8

Long-term debt	1,447.8	1,232.4
Less current portion	(244.4)	(170.9)

	$1,203.4	$1,061.5

During the first six months of 2008, the Company borrowed $196.0 million using fixed-rate debt secured by flight equipment and another $140.9 million from its pre-delivery payment facility. The Company made payments of $121.5 million, including $79.4 million on its pre-delivery payment facility.

Note 5. Employee Benefit Plans

Pension Plans - Qualified Defined Benefit

Net pension expense for the three and six months ended June 30, 2008 and 2007 included the following components (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Service cost	$11.1	$13.3	$23.3	$26.6
Interest cost	15.6	15.0	31.3	30.0
Expected return on assets	(18.0)	(16.3)	(35.9)	(32.6)
Amortization of prior service cost	1.1	1.0	2.2	2.0
Actuarial loss	1.4	3.0	2.8	6.0

Net pension expense	$11.2	$16.0	$23.7	$32.0

The Company contributed $17.2 million and $34.4 million to its qualified defined-benefit plans during the three and six months ended June 30, 2008, respectively, and expects to contribute an additional $17.3 million to these plans during the remainder of 2008. The Company made $17.5 million and $35.0 million in contributions to its qualified defined-benefit pension plans during the three and six months ended June 30, 2007, respectively.

Pension Plans - Nonqualified Defined Benefit

Net pension expense for the unfunded, noncontributory defined-benefit plans was $0.9 million for the three months ended June 30, 2008 and 2007 and $1.8 million for the six months ended June 30, 2008 and 2007.

Postretirement Medical Benefits

Net periodic benefit cost for the post-retirement medical plans for the three months ended June 30, 2008 and 2007 was $2.8 million and $2.9 million, respectively. The net periodic benefit cost for the six months ended June 30, 2008 and 2007 was $5.6 million and $5.8 million, respectively.

Note 6. Other Assets

Other assets consisted of the following (in millions):

	June 30, 2008	December 31, 2007
Restricted deposits (primarily restricted investments)	$64.3	$69.2
Deferred costs and other*	14.3	11.3

	$78.6	$80.5

*	Deferred costs and other includes deferred financing costs, long-term prepaid rent, lease deposits and other items.

Note 7. Mileage Plan

Alaska’s Mileage Plan deferrals and liabilities are included under the following balance sheet captions

(in millions):

	June 30, 2008	December 31, 2007
Current Liabilities:
Other accrued liabilities	$266.5	$239.7
Other Liabilities and Credits (non-current):
Deferred revenue	416.0	387.8
Other liabilities	19.4	21.0

	$701.9	$648.5

Alaska’s Mileage Plan revenue is included under the following statement of operations captions for the three and six months ended June 30 (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Passenger revenues	$35.5	$32.3	$60.9	$60.6
Other - net revenues	24.4	25.6	51.1	53.5

	$59.9	$57.9	$112.0	$114.1

Note 8. Stock-Based Compensation Plans

Stock-based compensation recorded by the Company relates to stock awards granted to Company employees by Air Group. As the Company does not have common stock that is traded on an exchange and all equity-based awards are related to Air Group common stock, the disclosures below have been limited.

The Company accounts for stock-based awards using SFAS No. 123R, Share-Based Payment: An Amendment of SFAS Nos. 123 and 95. All stock-based compensation expense is recorded in wages and benefits in the condensed statements of operations.

Stock Options

The Company has stock option awards outstanding under a number of Air Group’s long-term incentive equity plans, one of which continues to provide for the grant of stock options to purchase Air Group’s common stock at market prices on the date of grant to directors, officers and employees of the Company.

During the six months ended June 30, 2008, Air Group granted 326,113 options to the Company’s employees with a weighted-average fair value of $11.09 per share. During the same period in the prior year, 160,087 options were awarded with a weighted-average fair value of $19.49 per share.

The Company recorded stock-based compensation expense related to stock options of $0.8 million ($0.5 million after tax) and $0.9 million ($0.6 million after tax) for the three months ended June 30, 2008 and 2007, respectively. The Company recorded compensation expense of $1.6 million ($1.0 million after tax) and $1.6 million ($1.0 million after tax) for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, $8.1 million of compensation cost associated with unvested stock option awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 2.7 years.

Restricted Stock Awards

During the six months ended June 30, 2008, Air Group awarded 253,845 restricted stock units (RSUs) to certain employees of the Company, with a weighted-average grant date fair value of $22.67. This amount reflects the value of the RSU awards at the grant date based on the closing price of Air Group’s common stock. The Company recorded stock-based compensation expense related to RSUs of $1.2 million ($0.8 million after tax) and $1.3 million ($0.8 million after tax) for the three months ended June 30, 2008 and 2007, respectively, and $2.4 million ($1.5 million after tax) and $2.3 million ($1.4 million after tax) for the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, $8.3 million of compensation cost associated with unvested restricted stock awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 2.2 years.

Performance Stock Awards

During the first quarters of 2008 and 2007, Air Group awarded Performance Share Unit awards (PSUs) to certain executives of the Company. These award types are similar to restricted stock units (RSUs), but vesting is based on a performance condition tied to Air Group achieving a specified pretax margin over a three-year period. During the second quarter of 2008, the Company has adjusted its assumptions as to the number of shares that will ultimately vest. As a result, all previously recorded compensation expense related to PSUs has been reversed. The amount credited to compensation expense was $0.5 million ($0.3 million after tax) and $0.3 million ($0.2 million after tax) during the three and six months ended June 30, 2008, respectively. The Company recorded compensation expense associated with the PSUs of $0.1 million ($0.1 million after tax) and $0.2 million ($0.1 million after tax) during the three and six months ended June 30, 2007, respectively.

Employee Stock Purchase Plan

Compensation expense recognized by the Company under Air Group’s Employee Stock Purchase Plan was $0.3 million and $0.2 million for the three months ended June 30, 2008 and 2007, respectively, and $0.9 million and $0.3 million for the six months ended June 30, 2008 and 2007, respectively.

Summary of Stock-Based Compensation

The table below summarizes the components of total stock-based compensation for the three and six months ended June 30 (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Stock options	$0.8	$0.9	$1.6	$1.6
Restricted stock units	1.2	1.3	2.4	2.3
Performance share units	(0.5)	0.1	(0.3)	0.2
Employee stock purchase plan	0.3	0.2	0.9	0.3

	$1.8	$2.5	$4.6	$4.4

Note 9. Related Party Transactions

Capacity Purchase Agreement

The Company has entered into a Capacity Purchase Agreement (CPA) with its sister company, Horizon Air Industries, Inc. (Horizon), whereby the Company purchases capacity in certain routes (“CPA markets”) from Horizon as specified by the agreement. Under the CPA, the Company pays Horizon a contractual amount for the purchased capacity in the CPA markets, regardless of the revenue collected on those flights. The amount paid to Horizon is generally based on Horizon’s operating costs, plus a margin. The Company establishes the scheduling, routes and pricing for the flights, and has the inventory and revenue risk in those markets.

The Company paid $78.7 million and $68.9 million to Horizon under the CPA agreement for the quarters ended June 30, 2008 and 2007, respectively, and $150.1 million and $131.2 million during the six months ended June 30, 2008 and 2007, respectively.

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

The Company also provides certain services to Horizon for which the Company receives payment from Horizon based on the cost of the services, including personnel expenses related to development and maintenance of certain information and communication systems, processing Horizon’s revenue transactions, accounting and payroll services, and other administrative services. Additionally, the Company pays certain leasing and other facilities costs on Horizon’s behalf that are reimbursed monthly by Horizon. Total amounts received by the Company from Horizon were $2.5 million and $2.7 million for the quarters ended June 30, 2008 and 2007, respectively, and $5.1 million and $5.4 million for the six months ended June 30, 2008 and 2007, respectively.

In the normal course of business, Alaska and Horizon each provide certain ground handling services to the other company. Charges for ground services provided by the Company to Horizon totaled $2.2 million and $1.6 million during the three months ended June 30, 2008 and 2007, respectively, and $4.7 million and $3.2 million for the six months ended June 30, 2008 and 2007, respectively. Charges for ground services provided by Horizon to the Company totaled $2.4 million and $2.5 million for the three months ended June 30, 2008 and 2007, respectively, and $4.8 million and $5.0 million for the six months ended June 30, 2008 and 2007, respectively.

The Company also advances Horizon funds at varying interest rates. All amounts are payable on demand. Interest income recognized related to the Horizon receivable totaled $1.9 million and $3.1 million for the three months ended June 30, 2008 and 2007, respectively and $4.8 million and $4.9 million for the six months ended June 30, 2008 and 2007, respectively. Offsetting this amount is interest paid to Horizon on ticket sales processed by Alaska. Interest expense related to these ticket sales was $1.1 million and $1.0 million for the three months ended June 30, 2008 and 2007, respectively, and $2.4 million and $1.8 million for the six months ended June 30, 2008 and 2007, respectively.

At June 30, 2008, receivables from related companies include $173.2 million from Horizon, $7.7 million from Alaska Air Group Leasing (AAGL) and $120.8 million from Air Group. At June 30, 2008, payables to related companies include $1.5 million to Horizon, $0.7 million to AAGL and $46.0 million to Air Group. The receivable from Horizon has declined significantly from December 31, 2007 as a result of Horizon’s financing of 13 Q400s for $193.6 million, which was used to pay down the amounts owed to the Company. Additionally, the receivable from Air Group has increased significantly from December 31, 2007 as a result of Air Group’s share repurchase program.

Note 10. Contingencies

Grievance with International Association of Machinists

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with Alaska alleging that Alaska violated the CBA by, among other things, subcontracting the ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007. In August 2008, the arbitrator issued a ruling in the matter. In that ruling, the arbitrator found that Alaska had violated the CBA and instructed Alaska and the IAM to negotiate a remedy. Management is evaluating the decision, but currently does not believe that any final remedy will materially impact our financial position or results of operations.

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

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our condensed financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in the Company’s filings with the Securities and Exchange Commission, including those listed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. This overview summarizes MD&A, which includes the following sections:

•	Second Quarter in Review – highlights from the second quarter of 2008 outlining some of the major events that happened during the period and how they affected our financial performance.

•

Results of Operations – an in-depth analysis of the results of our operations for the six months ended June 30, 2008. We believe this analysis will help the reader better understand our condensed statements of operations. This section also includes forward-looking statements regarding our view of the remainder of 2008.

Because Alaska is a wholly-owned subsidiary of Alaska Air Group, Inc. (Air Group) and Air Group is a reporting company as defined by the Securities Exchange Act of 1934, and because Alaska meets other certain conditions as specified in General Instruction H(1)(a) and (b) of Form 10-Q, our disclosures in this MD&A are condensed as is allowed in the instructions to Form 10-Q. For the full discussion of our second quarter results and other disclosures, please refer to the Air Group Form 10-Q for the three months ended June 30, 2008.

Alaska’s filings with the Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at www.alaskaair.com. The information contained on our website is not a part of this quarterly report on Form 10-Q.

SECOND QUARTER IN REVIEW

Our pretax income increased to $87.3 million during the second quarter of 2008 from $80.9 million in the second quarter of 2007. We recorded unprecedented mark-to-market gains on the value of our portfolio of fuel hedges that will settle in future periods. These mark-to-market gains masked the $129.7 million, or nearly 66%, increase in our raw fuel cost over the second quarter of 2007. Even with the benefit of $46.5 million of cash savings from our fuel hedge program, our “economic” fuel cost (as defined below) increased $88.2 million, or 46%, over the prior-year period. These record-high fuel prices are having a severely negative impact on our operating results along with the rest of the industry. The increase in our economic fuel costs far exceeded the $25.3 million increase in total operating revenues, resulting in a significant decline in our operating cash flows. Other significant developments during the second quarter of 2008 are described below.

Fleet Transition

Our fleet transition continues to progress as planned. We now expect to remove all MD-80s from service by the end of August 2008.

We have four MD-80 aircraft under long-term lease arrangements that have been or will be retired prior to the end of their lease terms. Two of those aircraft were removed from service during the second quarter and placed in temporary storage at an aircraft storage facility. As a result, we recorded a $26.0 million charge during the second quarter associated with these aircraft representing the remaining obligation under the existing lease contracts. We expect to retire the other two in August, which will result in a similar charge of $25 million to $28 million during the third quarter of 2008.

Fees and Mileage Plan Changes

Like many of our competitors, we have raised some of our existing fees or implemented new fees in an effort to increase our revenues. Examples include:

•	increasing the charge for booking through reservations and airport sales agents from $10 to $15,

•	raising the fee for overweight baggage from $25 to $50,

•	increasing the charge for transporting pets in the cabin from $75 to $100 one-way, and

•	raising the unaccompanied minor fee from $30 to $75 for one-way nonstop flights and from $60 to $75 for connecting flights.

The increases above were effective May 21, 2008. We also began charging $25 for a second checked bag effective July 1, 2008. First class and top-tier Mileage Plan members and customers on flights within the state of Alaska are exempt from the new fee.

On July 24, 2008 we also announced a $25 fee for booking Mileage Plan award travel on partner airlines. We also announced that our domestic round-trip “Coach Saver” award will increase to 25,000 miles from 20,000 miles and we have expanded our 15,000-mile “Intra-Alaska” award levels in coach to an “Intra-State” award. This award offers travel wholly within one individual state for 15,000 award miles. Other changes include an increase in the award miles needed for “Peak” awards and the introduction of a three-tier award level structure. All of these changes are effective for awards redeemed on or after November 1, 2008.

Operational Performance

Our core promise to our customers is to get them and their bags where we promise, safely and on time. Operational performance is one of our top initiatives in 2008. Although we have more improvements to make, we are pleased with our progress thus far in 2008. In each month of the six-month period ended June 30, 2008, we exceeded our prior-year performance in on-time arrivals and did the same in schedule completion rates for five of the six months.

New Markets

In the second quarter, we announced that we would begin service to our fourth Hawaiian destination, Kona, on November 17, 2008. This service will include year-round daily flights from Seattle. We also announced new service to Minneapolis twice daily beginning October 26, 2008.

Labor Negotiations

We are currently in negotiations with our pilots and have been since early 2007. The contract with our pilots became amendable May 1, 2007. The Air Line Pilots Association (ALPA) has requested mediation from the National Mediation Board (NMB) in order to assist with contract negotiations. We welcome the assistance from the NMB and hope to reach a negotiated contract that recognizes the important contributions that our pilots make while not harming our competitive position. Factoring in pay rates, productivity measures, pension, and post-retirement medical benefits, we believe our pilot unit costs are among the highest in the industry for the size of aircraft operated.

We do not know what the final outcome of these negotiations will be or when agreements will be reached. However, uncertainty around open contracts could be a distraction to some employees, reduce employee engagement in our business, and prevent us from achieving the operational goals (such as on-time and completion-rate targets) that we have set.

Outlook

Because of soaring jet fuel prices and a softening economy, the airline industry is facing a financial crisis that some industry watchers believe is worse than the period immediately following the September 11 attacks. We face those same challenges, plus the reality of new competition in many of our most important markets on the West Coast. At the current price of oil, ticket prices must increase dramatically in order for this industry to return to profitability.

In response to the current economic environment, we are taking action to cut capacity and adjust several other areas of our business. Our plan includes:

•	preserving and enhancing our cash and marketable securities position;

•	cutting capacity and redeploying aircraft to more profitable routes;

•	boosting revenues through fare increases, improved load factors, and ancillary fees such as those described above;

•	conserving fuel; and

•	controlling our non-fuel costs.

We currently expect mainline capacity to be relatively flat for the full year of 2008 compared to 2007. Although capacity is expected to be flat, total departures are expected to decline by just over 6% compared to 2007. We also anticipate 5% to 10% capacity reductions in 2009 compared with the full year of 2008.

Along with the capacity reductions, we announced plans to reduce our management work force by 5% or more effective September 1, 2008, which will result in an expected charge of $3 million to $5 million in the third quarter. We do expect reductions in our operational staff as well, either through furlough, voluntary leaves, or other means. As we work through the schedule changes needed to achieve our capacity reduction goals, we will be able to more specifically quantify the full effect on these other work groups and plan to announce further information in early September.

RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2008 TO SIX MONTHS ENDED JUNE 30, 2007

Our net income for the first six months of 2008 was $31.8 million compared to net income of $46.4 million in the second quarter of 2007. Both periods include adjustments to reflect the timing of gain or loss recognition resulting from mark-to-market accounting related to our fuel hedge position. In 2008 we recognized net mark-to-market gains of $128.7 million, or $80.6 million after tax, compared to $5.3 million, or $3.3 million after tax, in the first six months of 2007. The first six months of 2008 also included fleet transition charges of $26.0 million related to the ongoing transition out of the MD-80 fleet.

Financial and statistical data is shown on page 22. An in-depth discussion of the results begins on page 23.

Alaska Airlines Financial and Statistical Data (unaudited)

	Three Months Ended June 30						Six Months Ended June 30
	2008		2007		% Change		2008		2007		% Change
Financial Data (in millions):
Operating Revenues:
Passenger	$682.7		$663.3		2.9		$1,290.0		$1,209.2		6.7
Freight and mail	26.6		26.3		1.1		47.9		47.0		1.9
Other - net	33.3		34.5		(3.5)		67.7		70.4		(3.8)

Total mainline operating revenues	742.6		724.1		2.6		1,405.6		1,326.6		6.0
Passenger - purchased capacity	77.8		71.0		9.6		148.2		128.3		15.5

Total Operating Revenues	820.4		795.1		3.2		1,553.8		1,454.9		6.8

Operating Expenses:
Wages and benefits	184.3		185.6		(0.7)		374.5		372.9		0.4
Variable incentive pay	3.3		2.1		57.1		5.9		9.8		(39.8)
Aircraft fuel, including hedging gains and losses	151.2		193.4		(21.8)		384.9		351.0		9.7
Aircraft maintenance	37.4		34.5		8.4		79.5		68.8		15.6
Aircraft rent	27.9		27.9		—		56.1		54.2		3.5
Landing fees and other rentals	42.7		42.2		1.2		84.6		84.0		0.7
Contracted services	33.9		30.2		12.3		68.6		59.6		15.1
Selling expenses	36.0		33.4		7.8		62.5		65.0		(3.8)
Depreciation and amortization	41.6		35.6		16.9		80.4		71.0		13.2
Food and beverage service	12.6		12.0		5.0		24.3		22.6		7.5
Other	47.4		43.2		9.7		89.2		83.0		7.5
Fleet transition costs - MD-80	26.0		—		NM		26.0		0.0		NM

Total mainline operating expenses	644.3		640.1		0.7		1,336.5		1,241.9		7.6
Purchased capacity costs	84.5		74.1		14.0		161.2		141.5		13.9

Total Operating Expenses	728.8		714.2		2.0		1,497.7		1,383.4		8.3

Operating Income	91.6		80.9				56.1		71.5

Interest income	12.3		16.6				25.4		32.5
Interest expense	(22.2)		(22.1)				(44.0)		(42.5)
Interest capitalized	5.4		6.0				11.3		12.3
Other - net	0.2		(0.5)				0.6		(0.4)

	(4.3)		—				(6.7)		1.9

Income Before Income Tax	$87.3		$80.9				$49.4		$73.4

Mainline Operating Statistics:
Revenue passengers (000)	4,425		4,627		(4.4)		8,505		8,489		0.2
RPMs (000,000) “traffic”	4,872		4,820		1.1		9,398		8,886		5.8
ASMs (000,000) “capacity”	6,238		6,140		1.6		12,322		11,834		4.1
Passenger load factor	78.1%		78.5%		(0.4	)pts	76.3%		75.1%		1.2pts
Yield per passenger mile	14.01	¢	13.76	¢	1.8		13.73	¢	13.61	¢	0.9
Operating revenue per ASM (RASM)	11.90	¢	11.79	¢	0.9		11.41	¢	11.21	¢	1.8
Passenger revenue per ASM	10.94	¢	10.80	¢	1.3		10.47	¢	10.22	¢	2.5
Operating expenses per ASM	10.33	¢	10.43	¢	(0.9)		10.85	¢	10.49	¢	3.4
Aircraft fuel cost per ASM	2.42	¢	3.15	¢	(23.2)		3.13	¢	2.96	¢	5.6
Fleet transition charges per ASM	0.42	¢	0.00	¢	NM		0.21	¢	0.00	¢	NM
Aircraft fuel cost per gallon	$1.75		$2.16		(19.0)		$2.23		$2.02		10.4
Economic fuel cost per gallon	$3.24		$2.14		51.4		$2.98		$2.05		45.4
Fuel gallons (000,000)	86.4		89.8		(3.8)		172.3		173.9		(0.9)
Average number of full-time equivalent employees	9,880		9,748		1.4		9,881		9,645		2.4
Aircraft utilization (blk hrs/day)	10.9		11.0		(0.9)		10.8		10.9		(0.9)
Average aircraft stage length (miles)	974		917		6.2		971		917		5.9
Operating fleet at period-end	115		114		1 a/c		115		114		1 a/c

Regional Operating Statistics:
RPMs (000,000)	302		273		10.6		569		493		15.4
ASMs (000,000)	399		352		13.4		762		668		14.1
Passenger load factor	75.7%		77.6%		(1.9	)pts	74.7%		73.8%		0.9pts
Yield per passenger mile	25.76	¢	26.01	¢	(0.9)		26.05	¢	26.02	¢	0.1
Operating revenue per ASM	19.50	¢	20.17	¢	(3.3)		19.45	¢	19.21	¢	1.3
Operating expenses per ASM	21.18	¢	21.05	¢	0.6		21.15	¢	21.18	¢	(0.1)

NM = Not Meaningful

REVENUES

Total operating revenues increased $98.9 million, or 6.8%, during the first six months of 2008 as compared to the same period in 2007. The changes are summarized in the following table:

	Six Months Ended June 30
(in millions)	2008	2007	% Change
Passenger revenue - mainline	$1,290.0	$1,209.2	6.7
Freight and mail	47.9	47.0	1.9
Other - net	67.7	70.4	(3.8)

Total mainline revenues	$1,405.6	$1,326.6	6.0

Passenger revenue - purchased capacity	148.2	128.3	15.5

Total operating revenues	$1,553.8	$1,454.9	6.8

Operating Revenues – Mainline

Mainline passenger revenue for the first six months increased 6.7% on a 4.1% increase in available seat miles. There was a 2.5% increase in passenger revenues per available seat mile (PRASM), with a load factor increase of 1.2 pts over the first six months of 2007. The year-over-year yield was nearly flat for the six-month period. Our average trip length has increased with the Hawaii service and other longer flights, putting downward pressure on yields and unit revenues. We estimate that the longer stage lengths impacted our quarter-over-quarter unit revenue change by about three points. Our load factor in July 2008 was 79.7%, compared to 83.4% in July 2007. Our advance bookings currently suggest that load factors will be down about one point in August and up three points in September compared to the prior year.

Other – net revenue declined by $2.7 million, or 3.8%, from the first six months of 2007 resulting from higher costs associated with redemptions of Mileage Plan tickets on other airlines. Offsetting the decline was an increase in Mileage Plan commission revenues as there was an increase in the sale of mileage credits to our bank partner.

Passenger Revenue – Purchased Capacity

Passenger revenue —purchased capacity flying increased by $19.9 million over the same period last year because of a 15.4% increase in passenger traffic combined with a 1.3% increase in unit revenues compared to the prior year. Unit revenues increased due to a 0.9-point increase in load factor on relatively flat ticket yields. The Capacity Purchase Arrangement (CPA) with Horizon is the primary driver of the increase as more markets that were historically flown by Alaska aircraft are shifted to the CPA.

During the six months ended June 30, 2008, purchased capacity flying costs exceeded purchased capacity passenger revenues by $13.0 million. Revenues in these CPA markets are highly seasonal in nature. For example, purchased capacity operating margins by quarter were as follows in 2007:

(in millions)	Q1 2007	Q2 2007	Q3 2007	Q4 2007
Purchased capacity margin	$(10.1)	$(3.1)	$0.6	$(8.8)

However, the reported results of purchased capacity flying do not reflect the total contribution of these flights to our mainline operation as many of the flights feed traffic from smaller cities.

EXPENSES

For the six months ended June 30, 2008, total operating expenses increased $114.3 million or 8.3% compared to the same period in 2007 as a result of a higher mainline operating costs, most notably aircraft fuel and fleet transition charges. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Six Months Ended June 30
Operating Expenses (in millions)	2008	2007	% Change
Mainline	$1,336.5	$1,241.9	7.6
Purchased capacity costs	161.2	141.5	13.9

Total operating expenses	$1,497.7	$1,383.4	8.3

NM = Not Meaningful

Mainline Operating Expenses

Total mainline operating expenses increased $94.6 million or 7.6% during the first six months of 2008 compared to the same period last year. The increases were primarily due to the $33.9 million increase in aircraft fuel (which includes substantial mark-to-market gains that masked a much larger increase in the net cash, or economic cost of fuel), increases in maintenance costs, contracted services, depreciation and the $26.0 million of fleet transition costs. Significant operating expense increases are more fully described below.

Variable Incentive Pay

Variable incentive pay for the first six months of 2008 declined $3.9 million or 39.8%, compared to same period in 2007. The decrease results from lower expected annual payouts under the various Air Group profit-based incentive plans which are largely tied to operating results, offset by higher expenses associated with our Operational Performance Rewards plan.

Aircraft Fuel

Aircraft fuel expense includes both raw fuel expense (as defined below) plus the effect of mark-to-market adjustments to our portfolio of hedges that will benefit future periods, included in our income statement as the value of that portfolio increases and decreases. Our aircraft fuel expense is very volatile, even between quarters, because it includes these gains or losses when the underlying instrument increases or decreases in value as crude oil prices increase or decrease. Raw fuel expense is defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes and fees. Raw fuel prices are impacted by world oil prices and refining costs, which can vary by region in the U.S. Raw fuel expense approximates cash paid to suppliers.

Aircraft fuel expense increased $33.9 million, or 9.7%, compared to the first six months of 2007. The elements of the change are illustrated in the following table:

	Six Months Ended June 30
(in millions, except per-gallon amounts)	2008	2007	% Change
Fuel gallons consumed	172.3	173.9	(0.9)
Raw price per gallon	$3.39	$2.09	62.2

Total raw fuel expense	$584.3	$362.8	61.1

Net impact on fuel expense from changes in value of the fuel hedge portfolio (gain)	(199.4)	(11.8)	NM

Aircraft fuel expense	$384.9	$351.0	9.7

NM = Not Meaningful

Fuel gallons were relatively flat in comparison to the same time period in 2007 on a 4.1% increase in capacity because of the improved fuel efficiency of our fleet of newer more fuel-efficient B737-800 aircraft.

The raw fuel price per gallon increased by 62.2% as a result of higher West Coast jet fuel prices driven by higher crude oil costs and refinery margins.

We also evaluate economic fuel expense, which we define as raw fuel expense less the cash we receive from hedge counterparties for hedges that settle during the period, offset by the premium expense that we recognize. A key difference between aircraft fuel expense and economic fuel expense is the timing of gain or loss recognition on our hedge portfolio. When we refer to economic fuel expense, we include gains only when they are realized through a cash receipt from our hedge contract counterparties. We believe this is the best measure of the effect that fuel prices are currently having on our business because it most closely approximates the net cash outflow associated with purchasing fuel for our operation. Accordingly, many industry analysts evaluate our results using this measure, and it is the basis for most internal management reporting and incentive pay plans.

Our economic fuel expense is calculated as follows:

	Six Months Ended June 30
(in millions, except per-gallon amounts)	2008	2007	% Change
Raw fuel expense	$584.3	$362.8	61.1
Less: cash received from settled hedges	(70.7)	(6.5)	NM

Economic fuel expense	$513.6	$356.3	44.1

Fuel gallons consumed	172.3	173.9	(0.9)

Economic fuel cost per gallon	$2.98	$2.05	45.4

NM = Not meaningful

The total cash benefit from hedges that settled during the period increased to $70.7 million in 2008 up from $6.5 million in 2007. The increase is primarily due to the dramatic increase in the value of the settled contracts as crude oil prices have increased.

We currently expect economic fuel expense to be significantly higher for the remainder of 2008 than in 2007 because of higher crude oil prices and refinery margins for jet fuel. We are unable to predict our raw or economic fuel costs because of the significant volatility in the price of crude oil.

Aircraft Maintenance

Aircraft maintenance increased by $10.7 million, or 15.6%, during the first six months of 2008, compared to the same period in the prior year due to an increase in the number of engine and airframe events and higher component repair and materials costs. Our current expectation is that aircraft maintenance costs will be lower for the balance of 2008 compared to 2007 because of the timing of certain required maintenance events, although the full year is expected to be higher than 2007.

Depreciation and Amortization

Depreciation and amortization increased $9.4 million, or 13.2%, compared to the first six months of 2007. This is primarily the result of 14 new B737-800 aircraft delivered in 2007 and six new B737-800 aircraft delivered in the first six months of 2008. We expect depreciation and amortization in 2008 to exceed the 2007 amount by $24 million to $28 million because of new aircraft deliveries.

Fleet Transition Charges

In the second quarter of 2008, we retired two MD-80 aircraft and placed them in temporary storage at an aircraft storage facility. These aircraft, along with two other MD-80s, are under long-term lease arrangements. The $26.0 million charge in the second quarter represents the remaining lease payments under the lease contract and our estimate of maintenance costs that will be incurred in the future to meet the minimum return conditions under the lease requirements. We expect a similar charge in the third quarter of 2008 as we retire the remaining two MD-80 aircraft under long-term leases.

Other Expenses

Other expenses increased $6.2 million, or 7.5% compared to the first six months of 2007. The increase is primarily attributable to higher personnel and crew costs, property taxes, and supplies.

Mainline Unit Costs per Available Seat Mile

Operating costs per ASM (CASM) is an important metric in the industry and we use it to gauge the effectiveness of our cost-reduction efforts. Our effort to reduce unit cost focuses not only on controlling the actual dollars we spend, but also on the ability to increase our capacity without adding a commensurate amount of cost.

Our mainline operating costs per ASM are summarized below:

	Six Months Ended June 30
	2008		2007		% Change
Total mainline operating expenses per ASM (CASM)	10.85	¢	10.49	¢	3.4
CASM includes the following components:
Aircraft fuel cost per ASM	3.13	¢	2.96	¢	5.6
Fleet transition charges per ASM	0.21	¢	—		NM

NM = Not Meaningful

We have separately listed in the above table our fuel costs and fleet transition charges per ASM. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and certain special items to measure our cost-reduction progress. We believe that such analysis may be important to investors and other readers of these financial statements for the following reasons:

•

Mainline cost per ASM excluding fuel and certain special items is one of the most important measures used by management and by the Air Group Board of Directors in assessing quarterly and annual cost performance. For Alaska Airlines, these decision-makers evaluate operating results of the “mainline” operation, which includes the operation of the B737 and MD-80 aircraft fleets branded in Alaska Airlines livery. The revenues and expenses associated with purchased capacity are evaluated separately.

•

Mainline cost per ASM excluding fuel and fleet transition charges (and other items as specified in our governing documents) is an important metric for the employee incentive plan that covers company management and executives.

•

By eliminating fuel expense and other special items from our unit cost metrics, we believe that we have better visibility into the results of our non-fuel cost-reduction initiatives. Our industry is highly competitive and is characterized by high fixed costs, so even a small reduction in non-fuel operating costs can result in a significant improvement in operating results. In addition, we believe that all domestic carriers are similarly impacted by changes in jet fuel costs over the long run, so it is important for management (and thus investors) to understand the impact of (and trends in) company-specific cost drivers such as labor rates and productivity, airport costs, maintenance costs, etc., which are more controllable by management.

•

Mainline cost per ASM excluding fuel and other special items is a measure commonly used by industry analysts, and we believe it is the basis by which they compare our airlines to others in the industry. The measure is also the subject of frequent questions from investors.

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

•

Although we disclose our “mainline” passenger unit revenues, we do not (nor are we able to) evaluate mainline unit revenues excluding the impact that rising fuel costs have had on ticket prices. Economic fuel cost represents approximately 35% of our total mainline operating expenses, excluding fleet transition costs and with fuel stated on an economic basis. Fluctuations in our fuel prices often drive changes in unit revenues in the mid-to-long term. Although we believe it is useful to evaluate non-fuel unit costs for the reasons noted above, we would caution readers of these financial statements not to place undue reliance on unit costs excluding fuel as a measure or predictor of future profitability because of the significant impact of fuel costs on our business.

We currently forecast our mainline costs per ASM excluding fuel for the third quarter and full year of 2008 to be up 3% to 4% and flat, respectively, compared to 2007, although with the recently announced capacity reductions, there will be upward pressure on the full-year unit-cost measure.

Purchased Capacity Costs

Purchased capacity costs increased $19.7 million, from $141.5 million for the first six months of 2007 to $161.2 million for the six months ended June 30, 2008. Of the total, $150.1 million was paid to Horizon under the CPA for 718 million ASMs. The balance includes amounts paid to a third party for the Dutch Harbor flying and certain administrative and information technology costs borne by Alaska allocated to the purchased capacity flying with Horizon.

Nonoperating Income (Expense)

Net nonoperating expense was $6.7 million during the first six months of 2008 compared to net nonoperating income of $1.9 million for the same period of 2007. Interest income decreased $7.1 million compared to the first six months of 2007 primarily as a result of lower average portfolio returns. Interest expense increased $1.5 million primarily resulting from new debt arrangements in the second half of 2007 and the first half of 2008, partially offset by lower interest rates on our variable-rate debt. Capitalized interest decreased $1.0 million from $12.3 million in the first six months of 2007 to $11.3 million in the first six months of 2008. This decrease is due to the decline in pre-delivery deposits made in connection with aircraft orders.

Income Tax Expense (Benefit)

We provide for income taxes each quarter based on either our estimate of the effective tax rate for the full year or the actual year-to-date effective tax rate if it is our best estimate of our annual rate. For the first six months of 2008, we used the estimated income tax rate based on our current full-year estimate of pre-tax earnings. Our effective income tax rate on the pre-tax income for the first six months of 2008 was 35.6%, compared to 36.8% for the first six months of 2007. In arriving at this rate, we considered a variety of factors, including our full-year forecasted pre-tax results, the U.S. federal rate of 35%, estimated full-year nondeductible expenses and estimated state income taxes. The effective rate for the first six months of 2007 was positively impacted by a $1.7 million credit that resulted from a favorable impact of a state income tax matter. Excluding this benefit, our effective tax rate would have been 39.1% for the 2007 period.

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

LIQUIDITY AND CAPITAL RESOURCES

Because of the current economic environment and the state of the airline industry, we have a significant focus on preserving our liquidity position and maintaining, or even increasing, our cash and marketable securities position. In addition to the bank line-of-credit and pre-delivery payment facilities described below, other sources of liquidity may include financing other assets such as a number of unencumbered aircraft in our fleet, aircraft parts, or receivables or a “forward sale” of mileage credits to our bank partner. We believe that our current cash and marketable securities combined with future cash flows from operations and other sources of liquidity will fund our operations for the foreseeable future.

Bank Line-of-Credit Facility

We have a $185 million variable-rate credit facility that expires in March 2010. As of June 30, 2008, there are no outstanding borrowings on this credit facility and we have no immediate plans to borrow using this facility. This credit facility contains contractual restrictions and requires maintenance of certain financial ratios, including a fixed-charge coverage ratio. Based on our current forecast, we estimate that as of the end of the third quarter, we will not meet the required minimum fixed-charge coverage ratio. We are currently evaluating remedies to this potential covenant breach and believe that it is likely that we will be able to obtain a waiver of, or modification to, this covenant.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008 an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are defined as controls and procedures designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control over Financial Reporting

We made no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with Alaska alleging that Alaska violated the CBA by, among other things, subcontracting the ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007. In August 2008, the arbitrator issued a ruling in the matter. In that ruling, the arbitrator found that Alaska had violated the CBA and instructed Alaska and the IAM to negotiate a remedy. We are evaluating the decision, but currently do not believe that any final remedy will materially impact our financial position or results of operations.

Other

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 29, 2008, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in that report. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See Exhibit Index on page 31.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA AIRLINES, INC.

Registrant

Date: August 8, 2008

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