Form 10-Q
period 2008-09-30
ALASKA AIRLINES INC
filed 2008-11-07
CIK 3202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The registrant meets the conditions specified in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

The registrant is a wholly owned subsidiary of Alaska Air Group, Inc., a Delaware corporation, and there is no market for the registrant’s common stock, par value $1.00 per share. As of September 30, 2008, shares of common stock outstanding totaled 500.

ALASKA AIRLINES, INC.

Quarterly Report on Form 10-Q for the three months ended September 30, 2008

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

PART I. FINANCIAL INFORMATION

Item 1: Condensed Financial Statements

CONDENSED BALANCE SHEETS (unaudited)

Alaska Airlines, Inc.

ASSETS

(in millions)	September 30, 2008	December 31, 2007
Current Assets
Cash and cash equivalents	$258.8	$204.3
Marketable securities	808.2	618.5

Total cash and marketable securities	1,067.0	822.8
Securities lending collateral	101.1	111.9
Receivables from related companies	295.8	366.0
Receivables - net	138.0	129.0
Inventories and supplies - net	46.3	18.1
Deferred income taxes	121.0	82.5
Fuel hedge contracts	57.1	84.6
Prepaid expenses and other current assets	31.4	26.7

Total Current Assets	1,857.7	1,641.6

Property and Equipment
Aircraft and other flight equipment	2,845.8	2,488.6
Other property and equipment	515.6	489.5
Deposits for future flight equipment	315.7	389.2

	3,677.1	3,367.3
Less accumulated depreciation and amortization	975.9	878.2

Total Property and Equipment - Net	2,701.2	2,489.1

Fuel Hedge Contracts	24.8	9.9

Other Assets	75.6	80.5

Total Assets	$4,659.3	$4,221.1

See accompanying notes to condensed financial statements.

CONDENSED BALANCE SHEETS (unaudited)

Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER’S EQUITY

(in millions except share amounts)	September 30, 2008	December 31, 2007
Current Liabilities
Accounts payable	$67.9	$82.8
Payables to related companies	53.3	47.9
Accrued aircraft rent	55.8	54.1
Accrued wages, vacation and payroll taxes	84.4	92.4
Other accrued liabilities	488.1	471.3
Air traffic liability	460.9	364.6
Securities lending obligation	101.1	111.9
Current portion of long-term debt	235.9	170.9

Total Current Liabilities	1,547.4	1,395.9

Long-Term Debt, Net of Current Portion	1,363.2	1,061.5

Other Liabilities and Credits
Deferred income taxes	142.9	118.1
Deferred revenue	380.8	387.8
Other liabilities	381.7	381.2

	905.4	887.1

Commitments and Contingencies
Shareholders’ Equity
Common stock, $1 par value
Authorized: 1,000 shares
Issued: 2008 and 2007 - 500 shares	—	—
Capital in excess of par value	638.1	630.3
Accumulated other comprehensive loss	(135.7)	(133.3)
Retained earnings	340.9	379.6

	843.3	876.6

Total Liabilities and Shareholder’s Equity	$4,659.3	$4,221.1

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

Alaska Airlines, Inc.

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2008	2007	2008	2007
Operating Revenues
Passenger	$751.2	$725.2	$2,041.2	$1,934.4
Freight and mail	29.2	25.9	77.1	72.9
Other - net	33.5	35.4	101.2	105.8
Change in Mileage Plan terms	42.3	—	42.3	—

Total mainline operating revenues	856.2	786.5	2,261.8	2,113.1
Passenger - purchased capacity	85.7	81.2	233.9	209.5

Total Operating Revenues	941.9	867.7	2,495.7	2,322.6

Operating Expenses
Wages and benefits	182.5	189.0	558.9	562.9
Variable incentive pay	4.9	1.4	10.8	11.2
Aircraft fuel, including hedging gains and losses	479.1	204.3	864.0	555.3
Aircraft maintenance	32.6	39.0	112.1	107.8
Aircraft rent	26.3	29.1	82.4	83.3
Landing fees and other rentals	42.3	43.3	126.9	127.3
Contracted services	31.9	31.6	100.5	91.2
Selling expenses	33.1	34.3	95.6	99.3
Depreciation and amortization	42.8	35.1	123.2	106.1
Food and beverage service	12.8	12.2	37.1	34.8
Other	41.0	42.0	130.2	125.0
Restructuring charges	3.7	—	3.7	—
Fleet transition costs	21.5	—	47.5	—

Total mainline operating expenses	954.5	661.3	2,292.9	1,904.2
Purchased capacity costs	85.6	80.6	246.8	222.1

Total Operating Expenses	1,040.1	741.9	2,539.7	2,126.3

Operating Income (Loss)	(98.2)	125.8	(44.0)	196.3

Nonoperating Income (Expense)
Interest income	12.8	17.2	38.2	49.7
Interest expense	(23.5)	(22.4)	(67.5)	(64.9)
Interest capitalized	4.8	6.8	16.1	19.1
Other - net	(3.3)	—	(2.7)	(0.4)

	(9.2)	1.6	(15.9)	3.5

Income (loss) before income tax	(107.4)	127.4	(59.9)	199.8

Income tax expense (benefit)	(38.1)	49.8	(21.2)	76.4

Net Income (Loss)	$(69.3)	$77.6	$(38.7)	$123.4

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY (unaudited)

Alaska Airlines, Inc.

(in millions)	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at December 31, 2007	$0.0	$630.3	$(133.3)	$379.6	$876.6

Net loss for the nine months ended September 30, 2008				(38.7)	(38.7)
Other comprehensive income (loss):

Related to marketable securities:
Change in fair value			(15.9)
Reclassification to earnings			(1.4)
Income tax effect			6.4

			(10.9)		(10.9)

Adjustments related to employee benefit plans:			13.5
Income tax effect			(5.0)

			8.5		8.5

Total comprehensive loss					(41.1)

Impact of issuance of Air Group stock under stock plans		(0.8)			(0.8)
Stock-based compensation		8.6			8.6

Balances at September 30, 2008	$0.0	$638.1	$(135.7)	$340.9	$843.3

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

Alaska Airlines, Inc.

Nine Months Ended September 30 (in millions)	2008	2007
Cash flows from operating activities:
Net income (loss)	$(38.7)	$123.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Restructuring charges	3.7	—
Fleet transition costs	47.5	—
Depreciation and amortization	123.2	106.1
Stock-based compensation	8.6	8.1
Changes in fair values of open fuel hedge contracts	12.6	(4.0)
Gain on sale of assets	(3.1)	(3.5)
Changes in deferred income taxes	(15.4)	77.7
Changes in receivables (including from related companies)	61.2	(269.1)
Increase in prepaid expenses and other current assets	(35.2)	(15.4)
Increase in air traffic liability	96.3	94.6
Increase (decrease) in other current liabilities (including payable to related parties)	(9.9)	5.9
Increase (decrease) in deferred revenue and other-net	(30.9)	35.0

Net cash provided by operating activities	219.9	158.8

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(287.4)	(394.5)
Other flight equipment	(16.9)	(20.2)
Other property and equipment	(31.0)	(32.0)

Total property and equipment additions	(335.3)	(446.7)
Proceeds from disposition of assets	5.9	59.5
Purchases of marketable securities	(608.4)	(863.2)
Sales and maturities of marketable securities	398.7	841.4
Restricted deposits and other	7.0	(1.3)

Net cash used in investing activities	(532.1)	(410.3)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	576.4	196.1
Long-term debt payments	(209.7)	(95.1)

Net cash provided by financing activities	366.7	101.0

Net change in cash and cash equivalents	54.5	(150.5)
Cash and cash equivalents at beginning of year	204.3	230.8

Cash and cash equivalents at end of period	$258.8	$80.3

Supplemental disclosure of cash paid (received) during the period for:
Interest (net of amount capitalized)	$49.9	$43.2
Income taxes	0.8	—

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

Alaska Airlines, Inc.

Note 1. Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

The accompanying unaudited condensed financial statements of Alaska Airlines, Inc. (Alaska or the Company) should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Alaska Airlines, Inc., an Alaska corporation, is a wholly-owned subsidiary of Alaska Air Group, Inc. (Air Group), a Delaware corporation. In the opinion of management, all adjustments have been made which are necessary to present fairly the Company’s financial position as of September 30, 2008, as well as the results of operations for the three and nine months ended September 30, 2008 and 2007. The adjustments made were of a normal recurring nature.

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

Securities Lending

The Company lends certain marketable securities to third parties for a period of less than one year. During the period in which these securities are loaned to the third parties, the Company requires cash collateral for 102% of the daily market value of the loaned securities. As of September 30, 2008, the Company had $98.2 million of securities on loan under the program. These affected securities are included as marketable securities under current assets on the condensed balance sheets.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. SFAS 161 requires entities that use derivative instruments to provide certain qualitative disclosures about their objectives and strategies for using such instruments, amounts and location of the derivatives in the financial statements, among other disclosures. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Because of the importance and prominence of the Company’s fuel-hedging program, management believes that the current disclosures included in quarterly and annual filings include many of the disclosures required under SFAS 161. Therefore, the Company currently does not anticipate that the adoption of SFAS 161 will have a material impact on the disclosures already provided.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair-value measurements required under other accounting pronouncements. SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value. The Company partially adopted this standard for financial assets and liabilities as of January 1, 2008. In accordance with FASB Staff Position No. 157-2, the Company has deferred adoption of SFAS 157 as it relates to nonfinancial assets and liabilities until January 1, 2009. In October 2008, the

FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3), which clarifies the application of SFAS 157 in cases where a market is not active. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of September 30, 2008, and determined that there was no impact.

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

Cash, Cash Equivalents and Marketable Securities

The Company uses the “market approach” in determining the fair value of its cash, cash equivalents and marketable securities. The securities held by the Company are valued based on observable prices in active markets. Amounts measured at fair value as of September 30, 2008 are as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$196.1	$62.7	$—	$258.8
Marketable securities	73.0	735.2	—	808.2

Total	$269.1	$797.9	$—	$1,067.0

The Company’s marketable securities portfolio consists of US government securities, asset-backed obligations and other corporate obligations. As of September 30, 2008, the Company had net unrealized losses of $12.4 million in its $1.1 billion cash and marketable securities balance portfolio, which management believes is not an “other-than-temporary” impairment as defined by FASB Staff Position FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. However, during the period, the Company did determine that certain corporate debt securities were other-than-temporarily impaired. As such, the Company recorded a $3.5 million loss in other - net nonoperating expense during the period representing the difference between the estimated fair market value and the amortized cost of the securities.

Note 2. Fleet Transition and Restructuring

Transition to All-Boeing 737 Fleet

In March 2006, Air Group’s Board of Directors approved a plan to accelerate the retirement of the Company’s MD-80 fleet (15 owned and 11 leased aircraft at the time) and remove those aircraft from service by the end of 2008. At September 30, 2008, all of the Company’s MD-80s had been removed from operations.

All but four of the MD-80 aircraft have been returned to the lessor. The four remaining MD-80 aircraft are under long-term lease arrangements. Two of the aircraft were retired during the second quarter and the remaining two were retired during the third quarter. All four have been placed in temporary storage at an aircraft storage facility. As a result, the Company recorded a $26.0 million charge in the second quarter and a $21.5 million charge in the third quarter reflecting the remaining discounted future lease payments and other contract-related costs.

Restructuring

In the third quarter of 2008, the Company announced work force reductions among union and non-union employees. The non-union employees that were affected by the reduction were terminated in the third quarter, resulting in a $1.6 million severance charge. For union personnel, the Company offered extended leaves, a voluntary furlough program, and an early-out package with a lump-sum payment based on years of service that will include continuation of medical coverage and travel benefits for a specified period. In addition to the voluntary offers, there will be involuntary furloughs to achieve the planned reduction. The Company recorded a $2.1 million charge in the third quarter of 2008 representing the minimum contractual obligation for this reduction in force. As the final number of early-out packages is known and other alternatives are selected, management expects to record an incremental charge in the fourth quarter.

Note 3. Fuel Hedge Contracts

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risk associated with fluctuations in aircraft fuel prices, the Company periodically enters into primarily call options for crude oil, among other initiatives.

The Company records derivative instruments, all of which are currently fuel hedge contracts, on the balance sheet at their fair value. Changes in the fair value of these fuel hedge contracts are recorded each period in aircraft fuel expense.

The following table summarizes the components of aircraft fuel expense for the three and nine months ended September 30, 2008 and 2007 (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Raw or “into-plane” fuel cost	$334.5	$222.4	$918.8	$585.2
(Gains) or losses in value and settlement of fuel hedge contracts	144.6	(18.1)	(54.8)	(29.9)

Aircraft fuel expense	$479.1	$204.3	$864.0	$555.3

The Company realized gains of $36.5 million and $14.1 million during the three months ended September 30, 2008 and 2007, respectively, on fuel hedge contracts that settled during the period. Gains on the settled hedges were $107.2 million and $20.6 million during the nine months ended September 30, 2008 and 2007, respectively.

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

Outstanding future fuel hedge positions as of September 30, 2008 are as follows:

	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Approximate Crude Oil Price per Barrel
Fourth Quarter 2008	50%	42.7	$77

Remainder of 2008	50%	42.7	$77

First Quarter 2009	50%	35.4	$108
Second Quarter 2009	50%	37.2	$108
Third Quarter 2009	45%	35.9	$106
Fourth Quarter 2009	30%	21.9	$107

Full Year 2009	44%	130.4	$107

First Quarter 2010	24%	16.9	$114
Second Quarter 2010	19%	14.3	$113
Third Quarter 2010	12%	9.4	$120
Fourth Quarter 2010	12%	8.5	$112

Full Year 2010	17%	49.1	$114

First Quarter 2011	6%	5.0	$113

Full Year 2011	1%	5.0	$113

As of September 30, 2008 and December 31, 2007, the fair values of the Company’s fuel hedge positions were $81.9 million and $94.5 million, respectively, including capitalized premiums of $65.8 million and $26.0 million, respectively, and are presented as both current and non-current assets in the condensed balance sheets.

Subsequent to September 30, 2008, the Company increased its positions for 2009 so that 50% of expected fuel consumption is hedged at approximately $83 per barrel.

Note 4. Long-Term Debt

Long-term debt obligations were as follows (in millions):

	September 30, 2008	December 31, 2007
Fixed-rate notes payable due through 2022	$1,211.5	$731.7
Variable-rate notes payable due through 2019	260.2	414.9
Pre-delivery payment facility expiring in 2009	127.4	85.8

Long-term debt	1,599.1	1,232.4
Less current portion	(235.9)	(170.9)

	$1,363.2	$1,061.5

During the first nine months of 2008, the Company borrowed $388.6 million using fixed-rate debt secured by flight equipment and another $187.9 million from its pre-delivery payment facility. The Company made payments of $209.7 million, including $146.3 million on its pre-delivery payment facility.

In September 2008, the Company entered into an amendment to its existing $185 million line-of-credit facility. The amendment eliminated all previous financial covenants and replaced them with a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. There were no borrowings outstanding on this facility as of September 30, 2008. However, subsequent to the end of the third quarter, the Company borrowed $75 million under the facility.

Note 5. Employee Benefit Plans

Pension Plans - Qualified Defined Benefit

Net pension expense for the three and nine months ended September 30, 2008 and 2007 included the following components (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Service cost	$11.7	$13.3	$35.0	$39.9
Interest cost	15.7	15.0	47.0	45.0
Expected return on assets	(18.0)	(16.3)	(53.9)	(48.9)
Amortization of prior service cost	1.1	1.0	3.3	3.0
Actuarial loss	1.4	3.0	4.2	9.0

Net pension expense	$11.9	$16.0	$35.6	$48.0

The Company contributed $51.7 million to its qualified defined-benefit plans during the nine months ended September 30, 2008 and does not expect to contribute any additional amounts during the remainder of 2008. The Company made $52.5 million in contributions to its qualified defined-benefit pension plans during the nine months ended September 30, 2007.

Pension Plans - Nonqualified Defined Benefit

Net pension expense for the unfunded, noncontributory defined-benefit plans was $0.9 million for the three months ended September 30, 2008 and 2007 and $2.7 million for the nine months ended September 30, 2008 and 2007.

Postretirement Medical Benefits

Net periodic benefit cost for the post-retirement medical plans for the three months ended September 30, 2008 and 2007 was $2.8 million and $2.9 million, respectively. The net periodic benefit cost for the nine months ended September 30, 2008 and 2007 was $8.4 million and $8.7 million, respectively.

Note 6. Other Assets

Other assets consisted of the following (in millions):

	September 30, 2008	December 31, 2007
Restricted deposits (primarily restricted investments)	$58.7	$69.2
Deferred costs and other*	16.9	11.3

	$75.6	$80.5

*	Deferred costs and other includes deferred financing costs, long-term prepaid rent, lease deposits and other items.

Note 7. Mileage Plan

The Company’s Mileage Plan deferrals and liabilities are included under the following balance sheet captions (in millions):

	September 30, 2008	December 31, 2007
Current Liabilities:
Other accrued liabilities	$284.7	$239.7
Other Liabilities and Credits (non-current):
Deferred revenue	380.8	387.8
Other liabilities	17.5	21.0

	$683.0	$648.5

The Company’s Mileage Plan revenue is included under the following statement of operations captions for the three and nine months ended September 30 (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Passenger revenues	$39.8	$35.0	$100.6	$95.6
Other - net revenues	25.5	27.0	76.6	80.5
Change in Mileage Plan terms	42.3	—	42.3	—

	$107.6	$62.0	$219.5	$176.1

During the third quarter of 2008, the Company changed the terms of its Mileage Plan program regarding the expiration of award miles. Beginning in the third quarter, Mileage Plan accounts with no activity for two years are deleted. Under the previous policy, accounts with no activity for three years were deleted. As a result of the deletion of a number of accounts, the Company reduced its liability for future travel awards by $42.3 million, which has been recorded in the condensed statements of operations as “Change in Mileage Plan terms.”

Note 8. Stock-Based Compensation Plans

Stock-based compensation recorded by the Company relates to stock awards granted to Company employees by Air Group. As the Company does not have common stock that is traded on an exchange and all equity-based awards are related to Air Group common stock, the disclosures below have been limited.

The Company accounts for stock-based awards using SFAS No. 123R, Share-Based Payment: An Amendment of SFAS Nos. 123 and 95. All stock-based compensation expense is recorded in wages and benefits in the condensed statements of operations. See Note 10 for a discussion of an error in prior periods related to stock-based compensation and its impact on the Company’s operations and financial position.

The Company has stock awards outstanding under a number of Air Group’s long-term incentive equity plans, one of which continues to provide for the grant of stock awards of Air Group’s common stock to directors, officers and employees of the Company. Compensation expense is recorded over the shorter of the vesting period or the period between the grant date and the date employee becomes retirement-eligible as defined in the applicable plan.

Stock Options

During the nine months ended September 30, 2008, Air Group granted 326,113 options to the Company’s employees with a weighted-average fair value of $11.09 per share. During the same period in the prior year, 161,215 options were granted with a weighted-average fair value of $19.44 per share.

The Company recorded stock-based compensation expense related to stock options of $0.5 million ($0.3 million after tax) and $0.8 million ($0.5 million after tax) for the three months ended September 30, 2008 and 2007, respectively. The Company recorded compensation expense of $3.2 million ($2.0 million after tax) and $3.1 million ($1.9 million after tax) for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, $4.1 million of compensation cost associated with unvested stock option awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 2.5 years.

As of September 30, 2008, options to purchase 2,288,427 shares of common stock were outstanding with a weighted-average exercise price of $30.35. Of that total, 1,686,531 were exercisable at a weighted-average exercise price of $30.19.

Restricted Stock Awards

During the nine months ended September 30, 2008, Air Group awarded 259,507 restricted stock units (RSUs) to certain employees of the Company, with a weighted-average grant date fair value of $22.08. This amount reflects the value of the RSU awards at the grant date based on the closing price of Air Group’s common stock. The Company recorded stock-based compensation expense related to RSUs of $1.4 million ($0.9 million after tax) and $1.1 million ($0.7 million after tax) for the three months ended September 30, 2008 and 2007, respectively, and $4.5 million ($2.8 million after tax) and $3.7 million ($2.3 million after tax) for the nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, $4.6 million of compensation cost associated with unvested restricted stock awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 2.1 years.

Performance Stock Awards

During the first quarters of 2008 and 2007, Air Group awarded Performance Share Unit awards (PSUs) to certain executives of the Company. These award types are similar to restricted stock units (RSUs), but vesting is based on a performance condition tied to the Company achieving a specified pretax margin over a three-year period. The amount credited to compensation expense was $0.3 million ($0.2 million after tax) during the nine months ended September 30, 2008. The Company recorded compensation expense associated with the PSUs of $0.4 million ($0.3 million after tax) during the nine months ended September 30, 2007.

Employee Stock Purchase Plan

Compensation expense recognized under the Employee Stock Purchase Plan was $0.3 million and $0.6 million for the three months ended September 30, 2008 and 2007, respectively, and $1.2 million and $0.9 million for the nine months ended September 30, 2008 and 2007, respectively.

Summary of Stock-Based Compensation

The table below summarizes the components of total stock-based compensation for the three and nine months ended September 30 (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Stock options	$0.5	$0.8	$3.2	$3.1
Restricted stock units	1.4	1.1	4.5	3.7
Performance share units	—	0.2	(0.3)	0.4
Employee stock purchase plan	0.3	0.6	1.2	0.9

	$2.2	$2.7	$8.6	$8.1

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

The Company paid $81.1 million and $76.2 million to Horizon under the CPA agreement for the quarters ended September 30, 2008 and 2007, respectively, and $231.2 million and $207.3 million during the nine months ended September 30, 2008 and 2007, respectively.

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

The Company also provides certain services to Horizon for which the Company receives payment from Horizon based on the cost of the services, including personnel expenses related to development and maintenance of certain information and communication systems, processing Horizon’s revenue transactions, accounting and payroll services, and other administrative services. Additionally, the Company pays certain leasing and other facilities costs on Horizon’s behalf that are reimbursed monthly by Horizon. Total amounts received by the Company from Horizon were $2.4 million and $2.7 million for the quarters ended September 30, 2008 and 2007, respectively, and $7.5 million and $8.1 million for the nine months ended September 30, 2008 and 2007, respectively.

In the normal course of business, Alaska and Horizon each provide certain ground handling services to the other company. Charges for ground services provided by the Company to Horizon totaled $2.2 million and $2.0 million during the three months ended September 30, 2008 and 2007, respectively, and $6.9 million and $5.2 million for the nine months ended September 30, 2008 and 2007, respectively. Charges for ground services provided by Horizon to the Company totaled $2.3 million and $2.6 million for the three months ended September 30, 2008 and 2007, respectively, and $7.1 million and $7.6 million for the nine months ended September 30, 2008 and 2007, respectively.

The Company also advances Horizon funds at varying interest rates. All amounts are payable on demand. Interest income recognized related to the Horizon receivable totaled $2.2 million and $3.6 million for the three months ended September 30, 2008 and 2007, respectively and $7.0 million and $8.5 million for the nine months ended September 30, 2008 and 2007, respectively. Offsetting this amount is interest paid to Horizon on ticket sales processed by Alaska. Interest expense related to these ticket sales was $1.0 million and $0.9 million for the three months ended September 30, 2008 and 2007, respectively, and $3.4 million and $2.7 million for the nine months ended September 30, 2008 and 2007, respectively.

At September 30, 2008, receivables from related companies include $167.6 million from Horizon, $7.6 million from Alaska Air Group Leasing (AAGL) and $120.6 million from Air Group. At September 30, 2008, payables to related companies include $1.8 million to Horizon, $0.7 million to AAGL and $50.8 million to Air Group. The receivable from Horizon has declined significantly from December 31, 2007 as a result of Horizon’s financing of 13 Q400s for $193.6 million in the first quarter of 2008, which was used to pay down the amounts owed to the Company. Additionally, the receivable from Air Group has increased significantly from December 31, 2007 as a result of Air Group’s share repurchase program.

Note 11. Adjustment to Prior-Period Results

Previously reported results have been adjusted for two errors as described below.

Mileage Plan Adjustment

In the fourth quarter of 2007, the Company discovered an error in the calculation of deferred Mileage Plan revenue that existed as of September 30, 2007. The error resulted in a $6.3 million overstatement of passenger revenue in the third quarter of 2007 ($4.0 million, net of tax). The Company concluded that this item was not material, and in accordance with SEC Staff Accounting Bulletin No. 108 (SAB 108), the Company adjusted the 2007 third quarter and nine-month period financial information accordingly. There was no impact to cash flows or financial position as of December 31, 2007.

Stock-Based Compensation Expense Adjustment

In the third quarter of 2008, the Company discovered an error in its calculation of stock-based compensation expense under SFAS No. 123R for certain awards granted after January 1, 2006. The error related to the time period over which compensation expense was recorded. The Company had been recording compensation expense over the vesting period, which was deemed to be the service period. However, many employees that receive award grants are eligible for retirement or will be eligible for retirement prior to the end of the vesting period. The award plans allow for continued vesting subsequent to retirement. As such the related compensation expense should be recorded over the shorter of the vesting period or the period from the date of grant to the date the employee is eligible for retirement. The error resulted in a $1.9 million understatement of wages and benefits expense in the first quarter of 2008, a $1.0 million understatement of expense in the first quarter of 2007 and a $2.5 million understatement of expense in 2006. The Company has concluded that this item is not material, and in accordance with SAB 108, the Company has adjusted the three and nine-month period ended September 30, 2007 and the nine-months ended September 30, 2008 accordingly. There was no impact to cash flows. See the tables below for further details.

Additionally, the Company will adjust its previously filed financial statements for the impact on the 2006, 2007 and first quarter 2008 information when it is presented in future Exchange Act reports, including the unaudited Selected Quarterly Financial Information in our 2008 Annual Report on Form 10-K.

Reconciliation Between Amounts Previously Reported and Corrected Amounts

The impact of each of the corrections on financial statement line items is presented below (in millions):

Statements of Operations:

	Three Months Ended September 30, 2007
	As Originally Reported	Mileage Plan Adjustment	As Corrected
Mainline Passenger Revenue	$731.5	$(6.3)	$725.2
Total Operating Revenues	874.0	(6.3)	867.7
Operating Income	132.1	(6.3)	125.8
Income Before Income Taxes	133.7	(6.3)	127.4
Net Income	$81.6	$(4.0)	$77.6

	Nine Months Ended September 30, 2007
	As Originally Reported	Mileage Plan Adjustment	Stock-based Compensation Adjustment	As Corrected
Mainline Passenger Revenue	$1,940.7	$(6.3)	$—	$1,934.4
Total Operating Revenues	2,328.9	(6.3)	—	2,322.6
Wages and benefits	561.9	—	1.0	562.9
Total Operating Expenses	2,125.3	—	1.0	2,126.3
Operating Income	203.6	(6.3)	(1.0)	196.3
Income Before Income Taxes	207.1	(6.3)	(1.0)	199.8
Net Income	$128.0	$(4.0)	(0.6)	$123.4

Balance Sheet:

	As of December 31, 2007
	As Originally Reported	Stock-based Compensation Adjustment	As Corrected
Deferred income taxes	$119.4	$(1.3)	$118.1
Total Other Liabilities and Credits	888.4	(1.3)	887.1
Capital in excess of par value	626.8	3.5	630.3
Retained earnings	381.8	(2.2)	379.6

Note 12. Contingencies

Grievance with International Association of Machinists

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with the Company alleging that the Company violated the CBA by, among other things, subcontracting the ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007. In July 2008, the arbitrator issued a final decision in the matter. In that decision, the arbitrator found that the Company had violated the CBA and instructed the Company and the IAM to negotiate a remedy. The parties have met, but the matter has not yet been resolved. Management currently does not believe that any final remedy will materially impact our financial position or results of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our operations and our present business environment. MD&A is provided as a supplement to - and should be read in conjunction with - our condensed financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in the Company’s filings with the Securities and Exchange Commission, including those listed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. Our MD&A includes the following sections:

•

Third Quarter in Review and Current Events - highlights from the third quarter of 2008 outlining some of the major events that happened during the period and how they affected our financial performance.

•

Results of Operations - an in-depth analysis of our results of operations for the nine months ended September 30, 2008. We believe this analysis will help the reader better understand our condensed statements of operations. This section also contains forward-looking statements regarding our view of the remainder of 2008.

Because Alaska is a wholly-owned subsidiary of Alaska Air Group, Inc. (Air Group) and Air Group is a reporting company as defined by the Securities Exchange Act of 1934, and because Alaska meets other certain conditions as specified in General Instruction H(1)(a) and (b) of Form 10-Q, our disclosures in this MD&A are condensed as is allowed in the instructions to Form 10-Q. For the full discussion of our third quarter results and other disclosures, please refer to the Air Group Form 10-Q for the three months ended September 30, 2008.

Alaska’s filings with the Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at www.alaskaair.com. The information contained on our website is not a part of this quarterly report on Form 10-Q.

THIRD QUARTER IN REVIEW

We reported a net loss of $69.3 million in the third quarter of 2008 compared to net income of $77.6 million in the third quarter of 2007. The largest driver of the decline in results was fuel expense, which increased by $274.8 million over the third quarter of 2007, primarily attributable to the $181.1 million mark-to-market loss recorded in the third quarter of 2008 that resulted from the decline in the value of our fuel hedge portfolio because of rapidly falling oil prices. Even with the benefit of $36.5 million of net cash settlements from our fuel hedge program during the quarter, our “economic” fuel cost (as defined on page 27) increased $89.7 million, or 43.1%, on a 7.7% decline in fuel gallons consumed. We also had the following notable items during the 2008 third quarter:

•

Revenue of $42.3 million associated with the change in Mileage Plan terms to delete accounts that have had no activity for two or more years. Previously, accounts could remain inactive for three years prior to deletion.

•	Fleet transition costs of $21.5 million related to our MD-80 fleet.

•	Severance charges of $3.7 million associated with reductions in work force.

Fleet Transition

Our fleet transition is complete as our remaining MD-80 aircraft were removed from operating service in August 2008.

We have four MD-80 aircraft under long-term lease arrangements that were retired prior to the end of their lease terms. Two of these aircraft were removed from service during the third quarter and placed in temporary storage at an aircraft storage facility. As a result, we recorded a $21.5 million charge during the third quarter associated with these aircraft representing the remaining obligation under the existing lease contracts.

Fees and Mileage Plan Changes

Like many of our competitors, we have increased existing fees or implemented new fees in an effort to increase our revenues. Examples include:

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

On July 24, 2008 we announced a $25 fee for booking Mileage Plan award travel on partner airlines. We also announced that our domestic round-trip “Coach Saver” award will increase to 25,000 miles from 20,000 miles and we have expanded our 15,000-mile “Intra-Alaska” award levels in coach to an “Intra-State” award. This award offers travel wholly within one individual state for 15,000 award miles. Other changes include an increase in the award miles needed for “Peak” awards and the introduction of a three-tier award level structure. All of these changes are effective for awards redeemed on or after November 19, 2008.

Additionally, beginning in August 2008, we reduced the length of time that a Mileage Plan account could be inactive from three years to two years before the account is deleted. As a result of this change in terms, our Mileage Plan liability was reduced by $42.3 million. This benefit is recorded separately in operating revenues as “Change in Mileage Plan terms.”

Operational Performance

Our core promise to our customers is to get them and their bags to their destinations, safely and on time. Operational performance is one of our top initiatives in 2008 and we believe we have made a lot of progress thus far in 2008. In each month of the nine-month period ended September 30, 2008, we exceeded our prior-year performance in on-time arrivals and in schedule completion rates for eight of the nine months. As a result of the current-year performance, our employees are receiving higher payouts under our operational performance rewards program.

Update on Labor Negotiations

We are currently in negotiations with its pilots and have been since early 2007. The contract with our pilots became amendable on May 1, 2007. The Air Line Pilots Association (ALPA) has requested mediation from the National Mediation Board (NMB) in order to assist with contract negotiations. We have begun meeting with the NMB and hope to reach a negotiated contract that recognizes the important contributions that our pilots make while not harming our competitive position. Factoring in pay rates, productivity measures, pension, and post-retirement medical benefits, we believe our pilot unit costs are among the highest in the industry for the size of aircraft operated.

We do not know what the final outcome of these negotiations will be or when agreements will be reached. However, uncertainty around open contracts could be a distraction to some employees, reduce employee engagement in our business, and prevent us from achieving the operational goals (such as on-time and completion-rate targets) that we have set.

Outlook

In response to the current economic environment, we are reducing planned capacity for the fourth quarter and in 2009. Although fuel prices have declined significantly since their record high , the global financial instability has put downward pressure on demand for air travel and results in a great deal of uncertainty as we look into the fourth quarter and into 2009.

Oil prices have declined from a record $147 per barrel in July to approximately $70 per barrel recently. That translates to a significant reduction in fuel cost for us, although prices are still above historical levels. In July 2008, our average price of jet fuel per gallon was $4.19 and is currently around $2.20 per gallon. Oil prices continue to be volatile, however, and prices could rise again. We continue to execute our hedging strategy to help remove some of the impact of that volatility on our financial results.

Passenger unit revenues in the month of September were up 11.9% over September 2007. This was the result of a number of actions, including 5% capacity reductions, increases in the average fares and increases in ancillary revenue. However, we do not believe these significant increases in unit revenues are sustainable or will continue due to the uncertainty of the full impact of the economic conditions on the demand for air travel. Our load factor for October was 73.6%, a 2-point increase over October 2007. Our current advance booked load factors for mainline flying indicate a 2-point decline in November and a 5-point increase in December when compared to the same months in 2007.

We currently expect mainline capacity to be relatively flat for the full year 2008 compared to 2007. Although capacity is expected to be flat, total departures for the full year are expected to decline by approximately 7% compared to 2007. We also anticipate 8% to 10% capacity reductions in 2009 compared with the full year 2008. We believe the actions we are taking continue to be necessary for our future success.

RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2008 TO NINE MONTHS ENDED SEPTEMBER 30, 2007

Our net loss for the nine months ended September 30, 2008 was $38.7 million compared to net income in 2007 of $123.4 million. Both periods include adjustments to reflect timing of gain and loss recognition resulting from mark-to-market fuel hedge accounting. For the first nine months of 2008, we recorded mark-to-market losses of $52.4 million ($32.8 million after tax) due to the loss in value of our fuel hedge contracts since December 31, 2007, compared to gains of $9.3 million ($5.8 million after tax) for the first nine months of 2007. In the first nine months of 2008, there were several other items, as noted below, that affect the comparability between the two periods:

•	restructuring charges of $3.7 million ($2.3 million after tax) related to the reduction in work force;

•	fleet transition charges of $47.5 million ($29.8 million after tax) related to the completion of our MD-80 fleet transition; and

•	a $42.3 million benefit ($26.5 million after tax) related to a change in the terms of our Mileage Plan program.

Financial and statistical data is shown on page 24. An in-depth discussion of the results begins on page 25.

Alaska Airlines Financial and Statistical Data (unaudited)

	Three Months Ended September 30						Nine Months Ended September 30
Financial Data (in millions):	2008		2007		% Change		2008		2007		% Change
Operating Revenues:
Passenger	$751.2		$725.2		3.6		$2,041.2		$1,934.4		5.5
Freight and mail	29.2		25.9		12.7		77.1		72.9		5.8
Other - net	33.5		35.4		(5.4)		101.2		105.8		(4.3)
Change in Mileage Plan terms	42.3		—		NM		42.3		—		NM

Total mainline operating revenues	856.2		786.5		8.9		2,261.8		2,113.1		7.0

Passenger - purchased capacity	85.7		81.2		5.5		233.9		209.5		11.6

Total Operating Revenues	941.9		867.7		8.6		2,495.7		2,322.6		7.5

Operating Expenses:
Wages and benefits	182.5		189.0		(3.4)		558.9		562.9		(0.7)
Variable incentive pay	4.9		1.4		250.0		10.8		11.2		(3.6)
Aircraft fuel, including hedging gains and losses	479.1		204.3		134.5		864.0		555.3		55.6
Aircraft maintenance	32.6		39.0		(16.4)		112.1		107.8		4.0
Aircraft rent	26.3		29.1		(9.6)		82.4		83.3		(1.1)
Landing fees and other rentals	42.3		43.3		(2.3)		126.9		127.3		(0.3)
Contracted services	31.9		31.6		0.9		100.5		91.2		10.2
Selling expenses	33.1		34.3		(3.5)		95.6		99.3		(3.7)
Depreciation and amortization	42.8		35.1		21.9		123.2		106.1		16.1
Food and beverage service	12.8		12.2		4.9		37.1		34.8		6.6
Other	41.0		42.0		(2.4)		130.2		125.0		4.2
Restructuring charges	3.7		—		NM		3.7		—		NM
Fleet transition costs - MD-80	21.5		—		NM		47.5		—		NM

Total mainline operating expenses	954.5		661.3		44.3		2,292.9		1,904.2		20.4

Purchased capacity costs	85.6		80.6		6.2		246.8		222.1		11.1

Total Operating Expenses	1,040.1		741.9		40.2		2,539.7		2,126.3		19.4

Operating Income (Loss)	(98.2)		125.8				(44.0)		196.3

Interest income	12.8		17.2				38.2		49.7
Interest expense	(23.5)		(22.4)				(67.5)		(64.9)
Interest capitalized	4.8		6.8				16.1		19.1
Other - net	(3.3)		—				(2.7)		(0.4)

	(9.2)		1.6				(15.9)		3.5		(12.9)

Income (Loss) Before Income Tax	$(107.4)		$127.4				$(59.9)		$199.8

Mainline Operating Statistics:
Revenue passengers (000)	4,532		4,878		(7.1)		13,037		13,367		(2.5)
RPMs (000,000) “traffic”	5,012		5,067		(1.1)		14,410		13,953		3.3
ASMs (000,000) “capacity”	6,306		6,354		(0.8)		18,628		18,188		2.4
Passenger load factor	79.5%		79.7%		(0.2	)pts	77.4%		76.7%		0.7pts
Yield per passenger mile	14.99	¢	14.31	¢	4.8		14.17	¢	13.86	¢	2.2
Operating revenue per ASM (RASM)	13.58	¢	12.38	¢	9.7		12.14	¢	11.62	¢	4.5
Change in Mileage Plan terms per ASM	0.67	¢	—		NM		0.23	¢	—		NM
Passenger revenue per ASM	11.91	¢	11.41	¢	4.4		10.96	¢	10.64	¢	3.0
Operating expenses per ASM	15.14	¢	10.41	¢	45.4		12.31	¢	10.47	¢	17.6
Aircraft fuel cost per ASM	7.60	¢	3.22	¢	136.0		4.64	¢	3.05	¢	52.1
Restructuring charges per ASM	0.06	¢	—		NM		0.02	¢	—		NM
Fleet transition costs per ASM	0.34	¢	—		NM		0.25	¢	—		NM
Aircraft fuel cost per gallon	$5.57		$2.20		153.2		$3.34		$2.08		60.6
Economic fuel cost per gallon	$3.47		$2.24		54.9		$3.14		$2.11		48.8
Fuel gallons (000,000)	86.0		93.2		(7.7)		258.3		267.1		(3.3)
Average number of full-time equivalent employees	9,594		9,753		(1.6)		9,785		9,681		1.1
Aircraft utilization (blk hrs/day)	10.8		11.2		(3.6)		10.8		11.0		(1.8)
Average aircraft stage length (miles)	981		925		6.1		975		920		6.0
Operating fleet at period-end	110		114		(4 a/c	)	110		114		(4 a/c	)

Regional Operating Statistics:
RPMs (000,000)	304		319		(4.7)		873		812		7.5
ASMs (000,000)	391		399		(2.0)		1,153		1,067		8.1
Passenger load factor	77.7%		79.9%		(2.2	)pts	75.7%		76.1%		(0.4	)pts
Yield per passenger mile	28.19	¢	25.45	¢	10.7		26.79	¢	25.80	¢	3.8
Operating revenue per ASM	21.92	¢	20.35	¢	7.7		20.29	¢	19.63	¢	3.3
Operating expenses per ASM	21.89	¢	20.20	¢	8.4		21.41	¢	20.82	¢	2.8

NM = Not Meaningful

REVENUES

Total operating revenues increased $173.1 million, or 7.5%, during the first nine months of 2008 as compared to the same period in 2007. The changes are summarized in the following table:

	Nine Months Ended September 30
(in millions)	2008	2007	% Change
Passenger Revenue - mainline	$2,041.2	$1,934.4	5.5
Freight and mail	77.1	72.9	5.8
Other - net	101.2	105.8	(4.3)
Change in Mileage Plan terms	42.3	—	NM

Total Mainline Revenues	$2,261.8	$2,113.1	7.0

Passenger Revenue - purchased capacity	233.9	209.5	11.6

Total Operating Revenues	$2,495.7	$2,322.6	7.5

NM = Not meaningful

Passenger Revenue - Mainline

Mainline passenger revenue for the first nine months increased 5.5% on a 2.4% increase in available seat miles and a 3.0% increase in passenger revenues per available seat mile (PRASM). The increase in mainline PRASM was the result of a 2.2% increase in yields and a 0.7-point increase in load factor compared to the prior-year period. Our advance bookings currently suggest that load factors will be up slightly in the fourth quarter of 2008 compared to the same period in 2007.

Freight and Mail

Freight and mail revenues increased $4.2 million, or 5.8%, over the first nine months of 2007. The increase is due to increased yields for freight and mail and freight fuel surcharges, offset by a decline in freight volumes compared to the prior year.

Change in Mileage Plan Terms

Beginning in August 2008, we reduced the length of time that a Mileage Plan account could be inactive from three years to two years before the account is deleted. As a result of this change in terms, our Mileage Plan liability was reduced by $42.3 million. This benefit is recorded separately in operating revenues as “Change in Mileage Plan terms.”

Passenger Revenue - Purchased Capacity

Passenger revenue - purchased capacity increased by $24.4 million over the same period in 2007 because of a 7.5% increase in passenger traffic and a 3.3% increase in unit revenues. Unit revenues have increased due to a 3.8% increase in yields, offset by a 0.4-point decline in load factors compared to 2007. The Capacity Purchase Arrangement (CPA) with Horizon is the primary driver of the increase as more markets that were historically flown by Alaska aircraft are shifted to the CPA.

During the nine months ended September 30, 2008, purchased capacity costs exceeded passenger revenue - purchased capacity by $12.9 million. Revenues in these markets are highly seasonal in nature. For example, purchased capacity operating margins by quarter were as follows:

(in millions)	Q1	Q2	Q3	Q4
Purchased capacity margin (2007)	$(10.1)	$(3.1)	$0.6	$(8.8)

Purchased capacity margin (2008)	$(6.3)	$(6.7)	$0.1	NA

However, the reported results of purchased capacity flying do not reflect the total contribution of these flights to our mainline operation as many of the flights feed traffic from smaller cities.

EXPENSES

For the nine months ended September 30, 2008, total operating expenses increased $413.4 million or 19.4% compared to the same period in 2007 as a result of higher mainline operating costs, most notably aircraft fuel expense and fleet transition charges. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Nine Months Ended September 30
Operating Expenses (in millions)	2008	2007	% Change
Mainline operating expenses	$2,292.9	$1,904.2	20.4
Purchased capacity costs	246.8	222.1	11.1

Total Operating Expenses	$2,539.7	$2,126.3	19.4

Mainline Operating Expenses

Total mainline operating costs increased $388.7 million or 20.4% compared to the same period in the last year. The increase was primarily due to the $308.7 million increase in fuel expense and fleet transition charges of $47.5 million. Significant operating expense variances are more fully described below.

Wages and Benefits

Wages and benefits decreased during the first nine months of 2008 by $4.0 million, or 0.7%, primarily as a result of lower defined benefit pension costs and overtime, offset by a 1.1% increase in full-time equivalent employees compared to the same period in 2007. We expect wages and benefits in the fourth quarter to be slightly lower than the same period in 2007, largely as a result of the announced workforce reductions taking effect.

Aircraft Fuel

Aircraft fuel expense includes both raw fuel expense (as defined below) plus the effect of mark-to-market adjustments to our portfolio of hedges that will benefit future periods included in our income statement as the value of that portfolio increases and decreases. Our aircraft fuel expense is very volatile, even between quarters, because it includes these gains or losses in the value of the underlying instruments as crude oil prices increase or decrease. Raw fuel expense is defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes and fees. Raw fuel prices are impacted by world oil prices and refining costs, which can vary by region in the U.S. Raw fuel expense approximates cash paid to suppliers and does not reflect the effect of our fuel hedges.

Aircraft fuel expense increased $308.7 million, or 55.6%, compared to the same period in 2007. The elements of the change are illustrated in the following table:

	Nine Months Ended September 30
(in millions, except per-gallon amounts)	2008	2007	% Change
Fuel gallons consumed	258.3	267.1	(3.3)
Raw price per gallon	$3.56	$2.19	62.6

Total raw fuel expense	$918.8	$585.2	57.0

Impact on fuel expense from value changes in the fuel hedge portfolio (gain)	(54.8)	(29.9)	NM

Aircraft fuel expense	$864.0	$555.3	55.6

NM = Not meaningful

Fuel consumption declined by 3.3% from the prior year on a 2.4% capacity increase because of the improved fuel efficiency of our fleet of newer more fuel-efficient B737-800 aircraft.

The raw fuel cost per gallon increased 62.6% over the prior-year period as a result of higher West Coast jet fuel prices driven by record high crude oil prices and an increase in the refinery margin. Based on the current price of jet fuel, we expect that the raw fuel price per gallon in the fourth quarter will be lower than in the fourth quarter of 2007.

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

Our economic fuel expense is calculated as follows:

	Nine Months Ended September 30
(in millions, except per-gallon amounts)	2008	2007	% Change
Raw fuel expense	$918.8	$585.2	57.0
Less: cash received from settled hedges, net of premium expense recognized	(107.2)	(20.6)	NM

Economic fuel expense	$811.6	$564.6	43.7

Fuel gallons consumed	258.3	267.1	(3.3)

Economic fuel cost per gallon	$3.14	$2.11	48.8

NM = Not meaningful

The total net cash benefit from hedges that settled during the period increased to $107.2 million from $20.6 million in the first nine months of 2007. The increase is primarily due to the dramatic rise in crude oil prices during the period these contracts have settled. Based on current jet fuel prices, we expect our economic cost per gallon to be slightly higher during the fourth quarter compared to the fourth quarter of 2007. This is primarily due to higher average exercise prices on our fuel hedge contracts compared to last year, resulting in lower cash settlements.

Aircraft Maintenance

Aircraft maintenance increased by $4.3 million, or 4.0%, during the first nine months of 2008, compared to the same period in the prior year, resulting largely from an increase in the number of maintenance events. Offsetting the increases, we also realized an approximate $14 million reduction of maintenance costs associated with our MD-80 aircraft as we exited that fleet. We currently expect maintenance expense to exceed 2007 levels in the fourth quarter and for the full year, given the expected timing of certain maintenance events.

Contracted Services

Contracted services increased by $9.3 million, or 10.2%, compared to the first nine months of 2007 as a result of efforts to improve our operational performance.

Depreciation and Amortization

Depreciation and amortization increased $17.1 million, or 16.1%, compared to the first nine months of 2007. This is primarily due to new B737-800 aircraft deliveries in the last quarter of 2007 and the first nine months of 2008. We expect depreciation and amortization in 2008 to exceed the 2007 amount by $23 million to $25 million because of new aircraft deliveries.

Other Operating Expenses

Other operating expenses increased primarily because of higher personnel and crew costs, property taxes, and legal fees, partially offset by a decline in passenger remuneration costs stemming from our improved operational performance.

Restructuring Charges and Fleet Transition Costs

In the third quarter of 2008, we announced work force reductions among union and non-union employees. The affected non-union employees were terminated in the third quarter, resulting in a $1.6 million severance charge. For union personnel, we have offered extended leaves, a voluntary furlough program, and an early-out package with a lump-sum payment based on years of service that will include continuation of medical coverage and travel benefits for a specified period of time. In addition to the voluntary offers, there will be involuntary furloughs to achieve the planned reduction. We recorded a $2.1 million charge in the third quarter of 2008 representing the minimum contractual obligation for this reduction in force. As the final number of early-out packages is known and other alternatives are selected, we expect to record an incremental charge of approximately $15 million to $20 million in the fourth quarter.

In the first nine months of 2008, we retired four MD-80 aircraft that were under long-term lease arrangements and placed them in temporary storage at an aircraft storage facility. These aircraft are under long-term lease arrangements. The $47.5 million charge in the period represents the remaining lease payments under the lease contract and our estimate of maintenance costs that will be incurred in the future to meet the minimum return conditions under the lease requirements.

Mainline Operating Costs per Available Seat Mile (CASM)

Operating costs per ASM (CASM) is an important metric in the industry and we use it to gauge the effectiveness of our cost-reduction efforts. Our effort to reduce unit costs focuses not only on controlling the actual dollars we spend, but also on the ability to increase our capacity without adding a commensurate amount of cost.

Our mainline operating expenses per ASM are summarized below:

	Nine Months Ended September 30
	2008		2007		% Change
Total mainline operating expenses per ASM (CASM)	12.31	¢	10.47	¢	17.6
CASM includes the following components:
Aircraft fuel cost per ASM	4.64	¢	3.05	¢	52.1
Restructuring charges per ASM	0.02	¢	—		NM
Fleet transition costs per ASM	0.25	¢	—		NM

NM = Not Meaningful

We have separately listed in the above table our fuel costs, restructuring charges and fleet transition costs per ASM. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and certain special items to measure our cost-reduction progress. We believe that such analysis may be important to investors and other readers of these financial statements for the following reasons:

•

Mainline cost per ASM excluding fuel and certain special items is one of the most important measures used by our management and by the Air Group Board of Directors in assessing quarterly and annual cost performance. These decision-makers evaluate operating results of the “mainline” operation, which includes the operation of the B737 fleet branded in Alaska Airlines livery. The revenues and expenses associated with purchased capacity are evaluated separately.

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

•

Disclosure of the individual impact of certain noted items provides investors the ability to measure and monitor performance both with and without these special items. We believe that disclosing the impact of certain items, such as fleet transition costs and restructuring charges, is important because it provides information on significant items that are not necessarily indicative of future performance. Industry analysts and investors consistently measure our performance without these items for better comparability between periods and among other airlines.

•

Although we disclose our “mainline” passenger unit revenues for Alaska, we do not (nor are we able to) evaluate mainline unit revenues excluding the impact that rising fuel costs have had on ticket prices. Economic fuel cost represents approximately 35% to 40% of our total mainline operating expenses, excluding fleet transition costs and with fuel stated on an economic basis. Fluctuations in our fuel prices often drive changes in unit revenues in the mid-to-long term. Although we believe it is useful to evaluate non-fuel unit costs for the reasons noted above, we would caution readers of these financial statements not to place undue reliance on unit costs excluding fuel as a measure or predictor of future profitability because of the significant impact of fuel costs on our business.

We currently forecast our mainline costs per ASM excluding fuel for the fourth quarter and full year 2008 to be up 5% to 6% and up 1%, respectively, compared to 2007. The increase in unit costs is primarily due to the capacity reductions for the fourth quarter.

Purchased Capacity Costs

Purchased capacity costs increased $24.7 million from the first nine months of 2007 to $246.8 million in 2008. Of the total, $231.2 million was paid to Horizon under the CPA for 1.1 billion ASMs. The balance includes amounts paid to a third party for the Dutch Harbor flying and certain administrative and information technology costs borne by Alaska allocated to the purchased capacity flying with Horizon.

Nonoperating Income (Expense)

Net nonoperating expense was $15.9 million in the first nine months of 2008 compared to net nonoperating income of $3.5 million in the same period of 2007. Interest income decreased $11.5 million compared to the first nine months of 2007 as a result of lower average portfolio returns resulting from the current market decline, offset by a higher average cash and marketable securities balance. Interest expense increased $2.6 million primarily as a result of new debt arrangements in the first nine months of 2008, offset by lower interest rates on our variable-rate debt. Capitalized interest decreased by $3.0 million as a result of fewer pre-delivery payments to Boeing for new aircraft. Other – net expense increased by $2.3 million primarily due to the write down of certain securities in our portfolio that we believe are “other-than-temporarily” impaired. We expect that nonoperating expense will increase for the full year 2008 compared to 2007 as we continue to finance new aircraft deliveries, resulting in a higher average debt balance.

Income Tax Expense (Benefit)

We file a consolidated tax return with Air Group and other Air Group subsidiaries. Each member of the consolidated group calculates its tax provision and tax liability, if applicable, on a separate-entity basis. We provide for income taxes each quarter based on either our estimate of the effective tax rate for the full year or the actual year-to-date effective tax rate if it is our best estimate of our annual rate. For the first nine months of 2008, we used the estimated income tax rate based on our current full-year estimate of pretax earnings. Our effective income tax rate on the pretax income or loss for the first nine months of 2008 was 35.4%, compared to 38.2% for the first nine months of 2007. In arriving at this rate, we considered a variety of factors, including our full-year forecasted pretax results, the U.S. federal rate of 35%, estimated full-year nondeductible expenses and estimated state income taxes. The effective rate for the first nine months of 2007 was positively impacted by a $1.7 million credit that resulted from a favorable impact of a state income tax matter. Excluding this benefit, our effective tax rate would have been approximately 39.1% for the 2007 period.

We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is highly dependent on the level of pretax income or loss and the magnitude of any nondeductible expenses in relation to that pretax amount.

CRITICAL ACCOUNTING ESTIMATES

For information on our critical accounting estimates, see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007. For information about the impact of recently released accounting standards, see Note 1 to the condensed financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Because of the current tumultuous economic environment and uncertain demand conditions, we continue to have a significant focus on preserving our liquidity position and maintaining, or even increasing, our cash and marketable securities position. In addition to the bank line-of-credit and pre-delivery payment facilities described below, other sources of liquidity may include financing other assets such as the 10 unencumbered aircraft in our fleet, aircraft parts, or receivables or a “forward sale” of mileage credits to our bank partner. We believe that our current cash and marketable securities combined with future cash flows from operations and other sources of liquidity will fund our operations for the foreseeable future.

Bank Line-of-Credit Facility

Alaska has a $185 million variable-rate credit facility that expires in March 2010. At September 30, 2008, there were no outstanding borrowings on this credit facility, although we did draw $75 million from this facility subsequent to September 30, 2008. On September 24, 2008, we entered into the Fourth Amendment to the credit facility that eliminated all previous financial covenants and replaced them with a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting

We made no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with Alaska alleging that Alaska violated the CBA by, among other things, subcontracting the ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007. In August 2008, the arbitrator issued a ruling in the matter. In that ruling, the arbitrator found that Alaska had violated the CBA and instructed Alaska and the IAM to negotiate a remedy. The parties have met, but the matter has not yet been resolved. Management currently does not believe that any final remedy will materially impact our financial position or results of operations.

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

See Exhibit Index on page 34.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA AIRLINES, INC.
Registrant

Date: November 7, 2008

By:	/s/ Brandon S. Pedersen
Brandon S. Pedersen
Vice President/Finance and Controller

By:	/s/ Bradley D. Tilden
Bradley D. Tilden
Executive Vice President/Finance and Planning and Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit No.	Description
10.1(1)	Fourth Amendment to the Credit Agreement (Filed as Exhibit 10.1 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Quarterly Report on Form 10-Q for the three months ended September 30, 2008, filed on November 7, 2008 and incorporated herein by reference.)

31.1(1)	Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2(1)	Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1(1)	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2(1)	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(1)	Filed herewith