Form 10-K
period 2008-12-31
ALASKA AIRLINES INC
filed 2009-02-26
CIK 3202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to

Commission File Number 000-19978

ALASKA AIRLINES, INC.

An Alaska Corporation

92-0009235	19300 International Boulevard, Seattle, Washington 98188 Telephone: (206) 392-5040
(I.R.S. Employer Identification No.)

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

The registrant is a wholly owned subsidiary of Alaska Air Group, Inc., a Delaware corporation, and there is no market for the registrant’s common stock, par value $1.00 per share. As of February 15, 2009, shares of common stock outstanding totaled 500.

ALASKA AIRLINES, INC.

Annual Report on Form 10-K for the year ended December  31, 2008

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

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company’s present expectations. Some of the things that could cause our actual results to differ from our expectations are:

•	general economic conditions, including the impact of the economic recession on customer travel behavior;

•	changes in our operating costs, including fuel, which can be volatile;

•	the competitive environment in our industry;

•	labor disputes and our ability to attract and retain qualified personnel;

•	our significant indebtedness;

•	compliance with our financial covenants;

•	potential downgrades of our credit ratings and the availability of financing;

•	our ability to meet our cost reduction goals;

•	operational disruptions;

•	the concentration of our revenue from a few key markets;

•	actual or threatened terrorist attacks, global instability and potential U.S. military actions or activities;

•	insurance costs;

•	our inability to achieve or maintain profitability;

•	fluctuations in our quarterly results;

•	an aircraft accident or incident;

•	liability and other claims asserted against us;

•	our reliance on automated systems and the risks associated with changes made to those systems;

•	our reliance on third-party vendors and partners;

•	changes in laws and regulations; and

•	increases in government fees and taxes.

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

Alaska Airlines, Inc., an Alaska corporation, is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group), a Delaware corporation. Air Group is also the parent company of Horizon Air Industries, Inc. (Horizon) and Alaska Air Group Leasing. We are a major airline organized in 1932 and incorporated in the state of Alaska in 1937. We became a wholly owned subsidiary of Air Group in 1985 pursuant to reorganization into a holding company structure. We operate an all-jet fleet with an average passenger trip length of 1,113 miles in 2008. Horizon is a regional airline that operates both turboprop and jet aircraft.

We endeavor to distinguish ourselves from competitors by providing a higher level of customer service and differentiating amenities. Our outstanding employees and excellent service in the form of advance seat assignments, expedited check-in, web check-in, flight alerts, attention to customer needs, an award-winning frequent flyer program, well-maintained aircraft, a first-class section aboard our aircraft, and other amenities are regularly recognized by independent studies, awards, and surveys of air travelers. For example, we received the J.D. Power and Associates “Highest Customer Satisfaction” award in 2008 among North America Airlines in a tie with Continental Airlines and won the “Program of the Year” Freddie award for 2007 for our Mileage Plan program. We are very proud of these awards and we continue to strive to have the best customer service in the industry.

WHERE YOU CAN FIND MORE INFORMATION

We maintain an Internet website at www.alaskaair.com. Our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.alaskaair.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with the Securities and Exchange Commission. The information contained on our website is not a part of this annual report on Form 10-K.

OUR OPERATIONS

We offer extensive north/south service within the western U.S., Canada and Mexico, and passenger and dedicated cargo services to and within the state of Alaska. We also provide long-haul east/west service to Hawaii and nine cities in the continental U.S., primarily from Seattle, where we have our largest concentration of departures; although we do offer long-haul departures from Anchorage, Los Angeles, and Portland, Oregon. During 2008, we initiated service to Maui with non-stops from Seattle and Anchorage, to the Big Island of Hawaii with non-stops from Seattle, and non-stop service from Seattle to Minneapolis. We also recently announced non-stop service from Seattle to Austin, TX and Portland to Maui, both beginning in August 2009.

In 2008, we carried 16.8 million revenue passengers in our mainline operations, and in each year since 1973, we have carried more passengers between Alaska and the U.S. mainland than any other airline. Based on the number of passengers, our leading airports are Seattle, Los Angeles, Anchorage and Portland. Based on 2008 revenues, the leading nonstop routes are Seattle-Anchorage, Seattle-Los Angeles, and Seattle-San Diego. At December 31, 2008, our operating fleet consisted of 110 jet aircraft, compared to 115 aircraft as of December 31, 2007.

Our passenger traffic by market is presented below:

	2008	2007
West Coast	41%	46%
Within Alaska and between Alaska and the U.S. mainland	23%	21%
Transcontinental	20%	17%
Mexico	8%	11%
Hawaii	5%	1%
Canada	3%	4%

Total	100%	100%

Alaska and Horizon integrate their flight schedules to provide convenient, competitive connections between most points served by their systems. In 2008 and 2007, approximately 23% and 22%, respectively, of Horizon’s passengers connected to flights operated by Alaska.

For a more in-depth discussion of our business, the industry, regulatory environment, and other important matters, please see Air Group’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2009.

ITEM 1A.	RISK FACTORS

We have established an ongoing Risk Analysis and Oversight Program to identify and assign responsibility for the most significant risks facing our company. The results of this program are routinely shared with our Board of Directors. In this section, we discuss the highest priority issues identified in our risk analysis. If any of the following occurs, our business, financial condition and results of operations could suffer. These risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. Management cannot predict such developments, nor can it assess the impact, if any, on our business of such new risk factors or of events described in any forward-looking statements.

The current economic recession will impact demand for our product and could harm our financial condition and results of operations.

The current economic recession and outlook has resulted in a decline in demand for air travel. Our passenger count and traffic declined in the fourth quarter when compared to the prior year periods and we anticipate declines into 2009. We plan to reduce 2009 capacity by 7% as compared to 2008 to help offset this anticipated decline in passenger traffic, which will likely result in a decline in operating revenues. If demand declines further than expected, it will harm our business, financial condition and results of operations.

Our indebtedness and other fixed obligations could increase the volatility of earnings and otherwise restrict our activities and potentially lead to liquidity constraints.

We have, and will continue to have for the foreseeable future, a significant amount of debt. Due to our high fixed costs, including aircraft lease commitments and debt service, a decrease in revenues results in a disproportionately greater decrease in earnings. As of December 31, 2008 and 2007, we had approximately $1.6 billion and $1.2 billion of long-term debt outstanding, respectively, all of which is secured by flight equipment, aircraft purchase rights and real property. In addition to long-term debt, we have significant other fixed obligations under operating leases related to our aircraft, airport terminal space, other airport facilities and office space. As of December 31, 2008, future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year were $601.2 million for 2009 through 2013 and an aggregate of $208.4 million for the years thereafter.

At December 31, 2008, we had firm orders to purchase 20 aircraft requiring future aggregate payments of $553.1 million through 2011. We have not secured financing for these aircraft commitments and there is no guarantee that financing will be available when required or at terms that will be acceptable to us. The current market conditions could result in a lack of availability or higher interest rates for financing of aircraft purchases, which would harm our business, financial condition and results of operations.

Our outstanding long-term debt and other fixed obligations could have important consequences. For example, they could:

•	limit our ability to obtain additional financing to fund our future capital expenditures, acquisitions, working capital or other purposes;

•	require us to dedicate a material portion of our operating cash flow to fund lease payments and interest payments on indebtedness, thereby reducing funds available for other purposes; and

•	limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions, including reacting to the current economic slowdown.

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

We continue to strive toward aggressive cost-reduction goals that are an important part of our business strategy of offering the best value to passengers through competitive fares while achieving acceptable profit margins and return on capital. We believe having a lower cost structure better positions us to be able to fund future growth and take advantage of market opportunities, if economic conditions allow. However, with our planned capacity reductions, we will see upward pressure on unit costs, at least in the near term. If we are unable to further reduce our non-fuel unit costs over the long-term and achieve targeted profitability, we will likely not be able to grow our business in the future and therefore our financial results may suffer.

Our business, financial condition, and results of operations are substantially exposed to the volatility of jet fuel prices. Increases in jet fuel costs would harm our business.

Fuel costs constitute a significant portion of our total operating expenses, accounting for 35% and 26% of total operating expenses for the years ended December 31, 2008 and 2007, respectively. Significant increases in average fuel costs during the past several years have negatively affected our results of operations. Although prices have declined sharply over the past six months, prices are still substantially higher than they were earlier in this decade. Future increases in the price of jet fuel will harm our financial condition and results of operations, unless we are able to increase fares or add additional ancillary fees to attempt to recover increasing fuel costs.

Historically, fuel costs and availability have been unpredictable and subject to wide price fluctuations based on geopolitical issues and supply and demand. It is often difficult to increase fares to offset increases in the price of fuel and although we had some success recently, we may not be able to do so in the future.

We utilize fuel hedges as a form of insurance against the volatility of fuel prices. To manage the risk of fuel price increases, we primarily purchase call options that are designed to cap a portion of our fuel costs at designated per-barrel oil prices. Even with hedges, we are substantially and increasingly exposed to increases in jet fuel costs as the average price at which we are hedged in future periods is higher than it has historically been.

The airline industry is highly competitive and subject to rapid change. We may be unable to compete effectively against other airlines with greater financial resources or lower operating costs, or to adjust rapidly enough in the event the nature of competition in our markets changes.

The airline industry is highly competitive as to fares, flight frequency, frequent flyer benefits, routes and service. The industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats. Over the past few years, airlines have reduced domestic routes and the number of planes available, which has resulted in reduced domestic industry capacity and a trend towards increased fares. Although capacity has declined based on a nationwide average, capacity on the West Coast has not declined to the same degree due to increased competition from new market entrants. If airlines decide to increase their capacity in the future, this could cause fares to decline, which may adversely affect our business and results of operations. Many of our competitors are larger than we are and therefore, may have significantly greater financial resources and name recognition or lower operating costs than we do. In addition, competitors who have successfully reorganized out of bankruptcy have lowered their operating costs as a result of renegotiated labor, supply and financing agreements. From time to time in the past, some of these competitors have chosen to add service, reduce their fares, or take other competitive steps in our key markets. We may be unable to compete effectively against other airlines that introduce service or discounted fares in the markets that we serve.

The airline industry also faces competition from ground transportation alternatives, such as buses, trains or automobiles. Increased use of technology such as video conferencing and internet-based meeting tools have also resulted in a change in business travel, especially in short-haul markets.

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

Labor costs are a significant component of our total expenses, accounting for approximately 23% and 27% of our total operating expenses in 2008 and 2007, respectively. As of December 31, 2008, labor unions represented approximately 84% of our employees. Each of our represented employee groups has a separate collective bargaining agreement, and could make demands that would increase our operating expenses and adversely affect our financial performance if we agree to them. Uncertainty around open contracts could be a distraction to many employees, reduce employee engagement in our business and divert management’s attention from other projects and issues. Disengaged employees could prevent us from achieving the operational improvements in completion rate and on-time performance that we seek.

In 2005, Alaska and the Air Line Pilots Association (ALPA) were unable to reach a new agreement, and therefore, pursuant to the terms of the collective bargaining agreement that existed at the time, the parties submitted the agreement to binding arbitration. That arbitration decision, which was effective May 1, 2005, resulted in an average pilot wage reduction of 26%. That contract became amendable on May 1, 2007, and Alaska has been in negotiations with ALPA. In 2008, ALPA requested mediation from the National Mediation Board (NMB) in order to assist with contract negotiations. We have begun meeting with the NMB and hope to reach a negotiated contract that recognizes the important contributions that our pilots make while not harming our competitive position. Factoring in pay rates, productivity measures, and pension and postretirement medical benefits, we believe our pilot unit costs are among the highest in the industry for the size of aircraft we operate.

Our continuing obligation to fund our traditional defined-benefit pension plans could negatively affect our ability to compete in the marketplace. This is because most of our competitors either have eliminated such obligations through bankruptcy or have never had traditional pension plans in place. Currently, all of our defined-benefit pension plans are closed to new entrants, with the exception of the plan covering our pilots.

Our defined-benefit pension plan assets are subject to market risk. If market returns are poor in the future, as they were in 2008, our obligation to make additional cash contributions in accordance with the Pension Plan Act of 2006 could increase and harm our liquidity. Poor market returns also lead to higher pension expense in our statement of operations. The calculation of pension expense is dependent on many assumptions that are more fully described in Note 8 to our consolidated financial statements.

Finally, to the extent we are unable to maintain the outsourcing or subcontracting of certain services for our business, we would incur substantial costs, including costs associated with hiring new employees, in order to perform these services in-house.

Our operations are often affected by factors beyond our control, including delays, cancellations and other conditions, which could harm our financial condition and results of operations.

Like other airlines, our operations often are affected by delays, cancellations and other conditions caused by factors largely beyond our control, including:

•	air traffic congestion at airports or other air traffic control problems;

•	adverse weather conditions;

•	increased security measures or breaches in security; and

•	international or domestic conflicts, terrorist activity, or other changes in business conditions.

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

Our strategy is to focus on serving a few key markets, including Seattle, Portland, Los Angeles and Anchorage. A significant portion of our flights occurs to and from our Seattle hub. In 2008, passengers to and from Seattle accounted for 62% of Air Group’s total passengers.

We believe that concentrating our service offerings in this way allows us to maximize our investment in personnel, aircraft, and ground facilities, as well as to gain greater advantage from sales and marketing efforts in those regions. As a result, we remain highly dependent on our key markets. Our business could be harmed by any circumstances causing a reduction in demand for air transportation in our key markets. An increase in competition in our key markets could also cause us to reduce fares or take other competitive measures that could harm our business, financial condition and results of operations.

The airline industry continues to face potential security concerns and related costs.

The terrorist attacks of September 11, 2001 and their aftermath negatively affected the airline industry, including our company. These attacks and other foiled terror plots since then have resulted in new security measures that also impacted our company. Additional terrorist attacks, the fear of such attacks or other hostilities involving the U.S. could have a further significant negative effect on the airline industry, including us, and could:

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

With respect to the availability of commercial War and Allied Perils Insurance, world events or events involving our company could result in sudden market volatility resulting in cancellation and/or a material change in the availability or cost of the coverage which could adversely affect ongoing operations or results. Further, commercial War and Allied Perils Insurance now excludes certain catastrophic perils not previously excluded for weapons of mass destruction (such as chemical, biological or nuclear devices). The commercial policies also contain low aggregate sublimits, which do not adequately address potential catastrophic third-party war and allied perils exposures. In the event we were to be required to rely on the commercial insurance market, expensive excess limits would likely need to be explored in an equally volatile excess specialty market. It remains, therefore, our position to retain our coverage for this aspect of the insurance program directly through the U.S. government's FAA premium war risk insurance program, rather than procure it from the commercial market.

Although our insurance costs have declined significantly, aviation insurers could increase their premiums again in the event of additional terrorist attacks, hijackings, airline accidents or other events adversely affecting the airline industry. Furthermore, the full hull and liability war risk insurance provided by the government is currently mandated through March 31, 2009. Although the government may extend the deadline for providing such coverage, we cannot be certain that any extension will occur, or if it does, for how long the extension will last. It is expected that, should the government stop providing such coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government and the coverage will be much more limited, including smaller aggregate limits and shorter cancellation periods. Significant increases in insurance premiums would adversely affect our business, financial condition and results of operations.

Our reputation and financial results could be harmed in the event of an airline accident or incident.

An accident or incident involving one of our aircraft could involve a significant loss of life and result in a loss of confidence in our airline by the flying public. In addition, we could experience significant potential claims from injured passengers and surviving relatives, as well as costs for the repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service. Although we strive to maintain the highest standards of safety and reliability, should an accident or incident nevertheless occur, we maintain liability insurance in amounts and of the type generally consistent with industry practice. However, the amount of such coverage may not be adequate and we may be forced to bear substantial losses from an accident. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our business and financial results. Moreover, any aircraft accident or incident, even if fully insured and even if it does not involve our airline, could cause a public perception that our airline or the equipment we fly is less safe or reliable than other transportation alternatives, which would harm our business.

We rely heavily on automated systems to operate our business, and a failure of these systems or by their operators could harm our business.

We depend on automated systems to operate our business, including our computerized airline reservation system, our telecommunication systems, our website, our maintenance systems, and other systems. Substantially all of our tickets are issued to passengers as electronic tickets. We depend on our computerized reservation system to be able to issue, track and accept these electronic tickets. In order for our operations to work efficiently, our website and reservation system must be able to accommodate a high volume of traffic, maintain secure information, and deliver important flight information. Substantial or repeated website, reservations system or telecommunication systems failures could reduce the attractiveness of our services and cause our customers to purchase tickets from another airline. In addition, we rely on other automated systems for crew scheduling, flight dispatch, and other operational needs. Disruption in, changes to, or a breach of these systems could result in the loss of important data, an increase of our expenses and a possible temporary cessation of our operations.

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

We have historically relied on outside vendors for a variety of services and functions critical to our business, including airframe and engine maintenance, ground handling, fueling, computer reservation system hosting and software maintenance. As part of our cost-reduction efforts, our reliance on outside vendors has increased and may continue to do so in the future. In recent years, we have subcontracted its heavy aircraft maintenance, fleet service, facilities maintenance, and ground handling services at certain airports, including Seattle-Tacoma International Airport, to outside vendors.

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

We are dependent on Boeing as our sole supplier for aircraft and many aircraft parts. We are also dependent on a sole supplier for aircraft engines. As a result, we are more vulnerable to any problems associated with the supply of those aircraft and parts, including design defects, mechanical problems, contractual performance by the manufacturers, or adverse perception by the public that would result in customer avoidance or in actions by the FAA resulting in an inability to operate our aircraft.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

AIRCRAFT

The following tables describe the aircraft we operate and their average age at December 31, 2008:

Aircraft Type	Passenger Capacity	Owned	Leased	Total	Average Age in Years
Boeing 737-400	144	3	28	31	13.3
Boeing 737-400C*	72	5	—	5	16.3
Boeing 737-400F*	—	1	—	1	9.8
Boeing 737-700	124	17	3	20	8.0
Boeing 737-800	157	37	4	41	1.7
Boeing 737-900	172	12	—	12	6.4

Total		75	35	110	7.3

*	C=Combination freighter/passenger; F=Freighter

Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” discusses future orders and options for additional aircraft.

As of December 31, 2008, 59 of our 75 owned aircraft were subject to liens securing long-term debt, and the majority of the other owned aircraft serve as collateral for our $185 million line-of-credit facility. Our leased 737-400, 737-700, and 737-800 aircraft have lease expiration dates between 2009 and 2016, between 2009 and 2010, and between 2015 and 2018, respectively. Additionally, we have four MD-80 aircraft under long-term lease arrangements through 2012 that are currently in temporary storage. We have the option to extend most of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the then-fair-market value of the aircraft.

We plan to sell up to four B737-700 aircraft in 2009 to help in our capacity reduction plans. Given this plan and our expected deliveries, the following table displays the currently anticipated fleet counts as of the end of each quarter in 2009.

	31-Mar-09	30-Jun-09	30-Sep-09	31-Dec-09
737-400	28	28	28	28
737-400C*	5	5	5	5
737-400F*	1	1	1	1
737-700	18	15	15	15
737-800	47	51	51	51
737-900	12	12	12	12

Totals	111	112	112	112

*	C=Combination freighter/passenger; F=Freighter

GROUND FACILITIES AND SERVICES

We lease ticket counters, gates, cargo and baggage space, office space, and other support areas at the majority of the airports they serve. We also own terminal buildings in various cities in the state of Alaska.

We have centralized operations in several buildings located at or near Seattle-Tacoma International Airport (Sea-Tac) near Seattle, Washington. These include a five-bay hangar and shops complex (used primarily for line maintenance), a flight operations and training center, an air cargo facility, an information technology office and mainframe computer facility, an office building, and corporate headquarters complex. We also lease a stores warehouse, and office spaces for a reservation facility and for various administrative functions in Kent, Washington. Our major facilities outside of Seattle include a regional headquarters building, an air cargo facility and a hangar/office facility in Anchorage, as well as leased reservations facilities in Phoenix, Arizona and Boise, Idaho. We use our own employees for ground handling services at most of our airports in the state of Alaska. At other airports throughout our system, those services are contracted to various third-party vendors.

ITEM 3.	LEGAL PROCEEDINGS

Grievance with International Association of Machinists

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with Alaska alleging that we violated the CBA by, among other things, subcontracting the ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007. In August 2008, the arbitrator issued a ruling in the matter. In that ruling, the arbitrator found that we had violated the CBA and instructed us and the IAM to negotiate a remedy. The parties have met, but the matter has not yet been resolved. Another arbitration hearing has been tentatively set for June 2009. Management currently does not believe that any final remedy will materially impact our financial position or results of operations.

Other items

The Company is a party to routine litigation matters incidental to its business and with respect to which no material liability is expected.

Management believes the ultimate disposition of any of the matters discussed above is not likely to materially affect the Company’s financial position or results of operations. This forward-looking statement is based on management’s current understanding of the relevant law and facts, and it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of arbitrators, judges and juries.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

All of our outstanding shares are owned by Air Group. As of February 15, 2009, Alaska had 500 shares of common stock, $1.00 par value per share, issued and outstanding. There is no established public trading market for our common stock.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As permitted by General Instruction I(2)(a), the following section contains management’s narrative analysis of our results of operations as of and for the year ended December 31, 2008.

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our company, our operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Part I, “Item 1A. Risk Factors.” This overview summarizes the MD&A, which includes the following sections:

•	Year in Review – highlights from 2008 outlining some of the major events that happened during the year and how they affected our financial performance.

•

Results of Operations – an in-depth analysis of our results of operations for 2008 compared to 2007. We believe this analysis will help the reader better understand our statements of operations. Financial and statistical data are also included here. This section includes forward-looking statements regarding our view of 2009.

YEAR IN REVIEW

In 2008, we reported a net loss of $96.4 million compared to net income of $134.8 million in 2007. The largest driver of the decline in results was fuel expense. Our fuel expense increased by $424.9 million over 2007, primarily due to significantly higher average fuel prices in 2008. Oil prices reached record levels during the summer months, but declined sharply in the last few months of 2008. Even with the benefit of $101.8 million of net cash settlements from our fuel hedge program during the year, our “economic” fuel cost (as defined on page 21) increased $221.2 million, or 28.3%, on a 5.8% decline in fuel gallons consumed. This increase in fuel expense far exceeded the $151.4 million increase in total operating revenues. We also had the following notable items during 2008:

•

revenue of $42.3 million associated with the change in Mileage Plan terms to delete accounts that have had no activity for two or more years. Previously, accounts could remain inactive for three years prior to deletion.

•	fleet transition costs of $47.5 million in 2008.

•	restructuring charges of $12.9 million associated with reductions in work force.

The revenue environment in 2008 was characterized by increased competition in our West Coast market and softer demand in the last half of the year due to the current economic recession. Yield improved over 2007 as we and other carriers added or increased ancillary fees and raised fares to cover higher fuel costs. We posted slightly higher passenger traffic for the full year. All of these factors, along with a one-time $42.3 million benefit from changes in our Mileage Plan program, resulted in an increase in total operating revenues of $151.4 million.

Our total operating expenses increased by $494.1 million during 2008 compared to 2007, primarily as a result of the significant increase in fuel costs along with an increase in fleet transition costs and restructuring charges. See “Results of Operations” below for further discussion of changes in revenues and operating expenses.

Accomplishments and Highlights

Accomplishments and highlights from 2008 include:

•

We improved our operational performance in 2008 as measured by on-time arrivals and completion rate. For the full year, we reported an on-time performance and completion rate of 78.3% and 99.2%, respectively, compared to 72.4% and 99.0%, respectively, for 2007.

•	We received the J.D. Power and Associates “Highest Customer Satisfaction” award in 2008 among North America Airlines in a tie with Continental Airlines.

•	We won the 2007 “Program of the Year” Freddie award for our Mileage Plan program in 2008.

•

We reached an enhanced long-term agreement with Delta that will benefit our customers as it makes us Delta’s preferred partner on the West Coast. Other benefits include enhanced frequent flyer and lounge reciprocity agreements.

•	We completed our “Airport of the Future” at Seattle-Tacoma International Airport, reducing customer wait times significantly.

Fleet Transition

We completed our transition to an all-B737 fleet in 2008 as our final MD-80 aircraft were removed from service during the year. We now have one of the youngest, most fuel-efficient fleets in the industry.

We have four MD-80 aircraft under long-term lease arrangements that were retired prior to the end of their lease terms and placed in temporary storage at an aircraft storage facility. As a result of their grounding, we recorded a $47.5 million charge during 2008 associated with these aircraft representing the remaining obligation under the existing lease contracts.

Fuel Hedging

We utilize primarily crude oil call options to decrease our exposure to the volatility of jet fuel prices, although we do have some collar structures that are scheduled to settle in 2009. The total outstanding liability for the collar contracts at December 31, 2008 is approximately $20 million, and we currently do not have any collateral on deposit with counterparties to these agreements. With call option contracts, we benefit from the decline in crude oil prices, as there is no future cash exposure above the premiums that we pay to enter into the contracts.

In the fourth quarter of 2008, we restructured our hedge portfolio to take advantage of lower fuel prices. We were able to reduce our 2009 average strike price from $103 per barrel at the end of the third quarter of 2008 to $76 per barrel for 50% of the planned 2009 consumption. As part of this restructuring effort, we terminated some of the previously held contracts. We realized losses on the termination of these contracts of $41.5 million representing the difference between the original premiums paid to purchase those contracts and the cash received from the counterparty upon termination. We believe that restructuring the hedge portfolio was a wise use of our resources and consistent with our stated objective of managing volatility.

Operational Performance

Our core promise to our customers is to get them and their bags to their destinations safely and on time. Operational performance was a top initiative in 2008 and we believe we made significant progress during the year. For 2008, we exceeded our prior-year performance in on-time arrivals and in schedule completion rates. As a result of the current-year performance, our employees received higher payouts under our Operational Performance Rewards program.

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

On July 24, 2008 we announced a $25 fee for booking Mileage Plan award travel on partner airlines. We also announced that our domestic round-trip “Coach Saver” award will increase to 25,000 miles from 20,000 miles, and we have expanded our 15,000-mile “Intra-Alaska” award levels in coach to an “Intra-State” award. This award offers travel wholly within one state for 15,000 award miles. Other changes include an increase in the award miles needed for “Peak” awards and the introduction of a three-tier award level structure. All of these changes are effective for awards redeemed on or after November 19, 2008.

Additionally, beginning in August 2008, we reduced from three years to two years the length of time that a Mileage Plan account could be inactive before the account is deleted. As a result of this change in terms, our Mileage Plan liability was reduced by $42.3 million. This benefit is recorded separately in operating revenues as “Change in Mileage Plan terms.”

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

We have reached a tentative agreement with the Association of Flight Attendants to extend the current contract with our flight attendants by two years. The current agreement becomes amendable on May 1, 2010.

We do not know what the final outcome of these negotiations will be or when an agreement will be reached. However, uncertainty around open contracts could distract some employees, reduce employee engagement in our business, and prevent us from achieving the operational goals (such as on-time and completion-rate targets) that we have set.

Line of Credit Modification

We have a $185 million variable-rate credit facility that expires in March 2010. In the fourth quarter we borrowed $75 million from this facility and that amount was outstanding at December 31, 2008. On September 24, 2008, we entered into the Fourth Amendment to our $185 million variable-rate credit facility that eliminated all previous financial covenants and replaced them with a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million.

Outlook

As we look forward to 2009, the two primary uncertainties are the demand environment and fuel prices. Although fuel prices have declined significantly since their record high in July 2008, the global financial instability and economic recession have put downward pressure on demand for air travel.

Traffic was down by 4.4% in the fourth quarter as the economic recession began to take its toll on travel behaviors of our customers. In anticipation of this decline in demand, we reduced capacity by 7.1% in the fourth quarter. We currently anticipate further capacity reductions of 8% in 2009 compared with 2008. We believe the actions we are taking to reduce capacity are necessary and appropriate given the uncertainty in the demand outlook, although we do have the flexibility to adjust our capacity throughout the year to stay aligned with demand.

Oil prices have declined from a record $147 per barrel in July to approximately $40 to $45 per barrel recently. That translates to a significant reduction in fuel cost for us, although prices are still above historical levels. In July 2008, our average raw, unhedged price of jet fuel per gallon was $4.19 and is currently around $1.60 per gallon. Oil prices continue to be volatile, however, and prices could rise again. We continue to execute our hedging strategy to help remove some of the impact of that volatility on our financial results.

RESULTS OF OPERATIONS

2008 COMPARED WITH 2007

Our net loss for 2008 was $96.4 million compared to net income of $134.8 million in 2007. Both periods include gains and losses arising from fuel-hedging activities. In 2008, there were several other items, as noted below, that affect the comparability between the two years:

•	restructuring charges of $12.9 million ($8.1 million after tax) related to the reduction in work force;

•	fleet transition charges of $47.5 million ($29.7 million after tax) related to the final transition out of the MD-80 fleet; and

•	a $42.3 million benefit ($26.5 million after tax) related to a change in the terms of our Mileage Plan program.

We believe disclosure of the impact of these individual charges is useful information to investors because:

•	it is useful to monitor performance without these items as it improves a reader’s ability to compare our results to other airlines;

•

our results excluding these adjustments related to fuel hedge accounting and other items serve as the basis for our various employee incentive plans, thus the information allows investors to better understand the changes in variable incentive pay expense in our statements of operations;

•	our results excluding these items are most often used in internal management and board reporting and decision-making; and

•	we believe it is the basis by which we are evaluated by industry analysts.

Financial and statistical data are shown on page 17. An in-depth discussion of our results begins on page 18.

FINANCIAL AND STATISTICAL DATA

	Three Months Ended December 31						Year Ended December 31
Financial Data (in millions):	2008		2007		% Change		2008		2007		% Change		2006		% Change
Operating Revenues:
Passenger	$602.5		$612.8		(1.7)		$2,643.7		$2,547.2		3.8		$2,453.1		3.8
Freight and mail	22.2		21.3		4.2		99.3		94.2		5.4		93.4		0.9
Other - net	34.0		41.3		(17.7)		135.2		147.1		(8.1)		129.6		13.5
Change in Mileage Plan terms	—		—		NM		42.3		—		NM		—		NM

Total mainline operating revenues	658.7		675.4		(2.5)		2,920.5		2,788.5		4.7		2,676.1		4.2
Passenger - purchased capacity	66.9		71.9		(7.0)		300.8		281.4		6.9		16.4		NM

Total Operating Revenues	725.6		747.3		(2.9)		3,221.3		3,069.9		4.9		2,692.5		14.0

Operating Expenses:
Wages and benefits	183.8		191.0		(3.8)		742.7		753.9		(1.5)		745.8		1.1
Variable incentive pay	5.0		2.3		117.4		15.8		13.5		17.0		27.7		(51.3)
Aircraft fuel, including hedging gains and losses	298.4		182.2		63.8		1,162.4		737.5		57.6		757.0		(2.6)
Aircraft maintenance	38.5		42.0		(8.3)		150.6		149.8		0.5		156.8		(4.5)
Aircraft rent	23.8		29.5		(19.3)		106.2		112.8		(5.9)		110.9		1.7
Landing fees and other rentals	40.8		42.8		(4.7)		167.7		170.1		(1.4)		158.2		7.5
Contracted services	29.7		32.9		(9.7)		130.2		124.1		4.9		117.5		5.6
Selling expenses	20.4		30.0		(32.0)		116.0		129.3		(10.3)		141.5		(8.6)
Depreciation and amortization	42.7		36.2		18.0		165.9		142.3		16.6		137.8		3.3
Food and beverage service	11.2		12.1		(7.4)		48.3		46.9		3.0		48.3		(2.9)
Other	40.1		48.1		(16.6)		170.3		173.1		(1.6)		161.1		7.4
Restructuring charges and adjustments	9.2		—		NM		12.9		—		NM		24.8		NM
Fleet transition costs - MD-80	—		—		NM		47.5		—		NM		189.5		NM

Total mainline operating expenses	743.6		649.1		14.6		3,036.5		2,553.3		18.9		2,776.9		(8.1)
Purchased capacity costs	66.9		80.7		(17.1)		313.7		302.8		3.6		14.3		NM

Total Operating Expenses	810.5		729.8		11.1		3,350.2		2,856.1		17.3		2,791.2		2.3

Operating Income (Loss)	(84.9)		17.5		NM		(128.9)		213.8		NM		(98.7)		NM

Interest income	13.1		15.1				51.3		64.8				56.3
Interest expense	(25.0)		(21.3)				(92.5)		(86.2)				(73.3)
Interest capitalized	4.1		6.6				20.2		25.7				21.5
Other - net	(0.7)		(2.7)				(3.4)		(3.1)				(0.5)

	(8.5)		(2.3)				(24.4)		1.2				4.0

Income (Loss) Before Income Tax	$(93.4)		$15.2		NM		$(153.3)		$215.0		NM		$(94.7)		NM

Mainline Operating Statistics:
Revenue passengers (000)	3,772		4,191		(10.0)		16,809		17,558		(4.3)		17,165		2.3
RPMs (000,000) “traffic”	4,302		4,498		(4.4)		18,712		18,451		1.4		17,822		3.5
ASMs (000,000) “capacity”	5,590		6,020		(7.1)		24,218		24,208		0.0		23,278		4.0
Passenger load factor	77.0%		74.7%		2.3pts		77.3%		76.2%		1.1pts		76.6%		(0.4	)pts
Yield per passenger mile	14.01	¢	13.62	¢	2.8		14.13	¢	13.81	¢	2.3		13.76	¢	0.3
Operating revenues per ASM “RASM”	11.78	¢	11.22	¢	5.0		12.06	¢	11.52	¢	4.7		11.50	¢	0.2
Impact of change in Mileage Plan terms per ASM	—		—		NM		0.17	¢	—		NM		—		NM
Passenger revenue per ASM	10.78	¢	10.18	¢	5.9		10.92	¢	10.52	¢	3.7		10.54	¢	(0.2)
Operating expenses per ASM	13.30	¢	10.78	¢	23.4		12.54	¢	10.55	¢	18.9		11.93	¢	(11.6)
Aircraft fuel cost per ASM	5.34	¢	3.02	¢	76.4		4.80	¢	3.05	¢	57.4		3.25	¢	(6.2)
Restructuring charges per ASM	0.16	¢	—		NM		0.05	¢	—		NM		0.11	¢	NM
Fleet transition costs per ASM	—		—		NM		0.20	¢	—		NM		0.81	¢	NM
Aircraft fuel cost per gallon	$3.95		$2.09		89.0		$3.48		$2.08		67.3		$2.14		(2.8)
Economic fuel cost per gallon	$2.52		$2.48		1.6		$3.00		$2.20		36.4		$1.92		14.6
Fuel gallons (000,000)	75.5		87.2		(13.4)		333.8		354.3		(5.8)		354.3		0.0
Average number of full-time equivalent employees	9,156		9,672		(5.3)		9,628		9,679		(0.5)		9,322		3.8
Aircraft utilization (blk hrs/day)	10.0		10.7		(6.5)		10.6		10.9		(2.8)		11.0		(0.9)
Average aircraft stage length (miles)	995		946		5.2		979		926		5.7		919		0.8
Operating fleet at period-end	110		115		(5	) a/c	110		115		(5	) a/c	114		1	a/c
Purchased Capacity Operating Statistics:
RPMs (000,000)	227		287		(20.9)		1,100		1,099		0.1		41		NM
ASMs (000,000)	316		386		(18.1)		1,469		1,453		1.1		67		NM
Passenger load factor	71.8%		74.4%		(2.6	)pts	74.9%		75.6%		(0.7	)pts	61.2%		NM
Yield per passenger mile	29.47	¢	25.05	¢	17.6		27.35	¢	25.61	¢	6.8		40.00	¢	NM
Operating revenue per ASM	21.17	¢	18.63	¢	13.7		20.48	¢	19.37	¢	5.7		24.48	¢	NM
Operating expenses per ASM	21.17	¢	20.91	¢	1.3		21.35	¢	20.84	¢	2.5		21.34	¢	NM

NM = Not Meaningful

REVENUES

Total operating revenues increased $151.4 million, or 4.9%, in 2008 as compared to 2007. The components of Alaska’s revenue are summarized in the following table:

	Years Ended December 31
(in millions)	2008	2007	% Change
Passenger revenue - mainline	$2,643.7	$2,547.2	3.8
Freight and mail	99.3	94.2	5.4
Other - net	135.2	147.1	(8.1)
Change in Mileage Plan terms	42.3	—	NM

Total mainline operating revenues	$2,920.5	$2,788.5	4.7

Passenger revenue - purchased capacity	300.8	281.4	6.9

Total operating revenues	$3,221.3	$3,069.9	4.9

NM = Not Meaningful

Operating Revenue - Mainline

Mainline passenger revenue for the full year increased 3.8% on flat capacity and a 3.7% increase in passenger revenues per available seat mile (PRASM). The increase in mainline PRASM was the result of a 2.3% increase in yields and a 1.1-point increase in load factor compared to the prior-year period. An increase in Mileage Plan redemption revenue and higher ancillary fee revenue contributed significantly to the increase in yields compared to 2007. Although capacity and traffic were relatively flat, traffic declined in the third and fourth quarters as the economic recession deepened. In response, we reduced capacity, with the most significant reductions taking place in the fourth quarter.

Our advance bookings currently suggest that load factors will be relatively flat in the first quarter of 2009 compared to the same period in 2008, although that is with a 10% to 11% decline in capacity.

Freight and mail revenues increased $5.1 million, or 5.4%, over 2007. The increase is due to increased yields for freight and mail and freight fuel surcharges, partially offset by a decline in freight volumes compared to the prior year. As fuel prices decline, fuel surcharge revenue is also expected to decline in 2009.

Other - net revenues declined $11.9 million, or 8.1%, primarily as a result of lower commission revenue on the sale of Mileage Plan miles to our non-airline partners. We anticipate lower sales of miles to our affinity card partner in 2009 as general consumer credit card spending declines due to the economic recession.

Change in Mileage Plan Terms

Beginning in August 2008, we reduced the length of time that a Mileage Plan account could be inactive from three years to two years before the account is deleted. As a result of this change in terms, our Mileage Plan liability was reduced by $42.3 million. This benefit is recorded separately in operating revenues as “Change in Mileage Plan terms.”

Passenger Revenue — Purchased Capacity

Passenger revenue — purchased capacity increased by $19.4 million over the same period in 2007 because of a 5.7% increase in unit revenues on relatively flat capacity. Unit revenues have increased due to a 6.8% increase in yields, offset by a 0.7-point decline in load factors compared to 2007.

EXPENSES

For the year, total operating expenses increased $494.1 million, or 17.3%, compared to 2007 as a result of higher mainline operating costs, most notably aircraft fuel expense (including hedging gains and losses), fleet transition charges and restructuring charges. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management.

	Years Ended December 31
Operating Expenses (in millions)	2008	2007	% Change
Mainline operating expenses	$3,036.5	$2,553.3	18.9
Purchased capacity costs	313.7	302.8	3.6

Total Operating Expenses	$3,350.2	$2,856.1	17.3

Mainline Operating Expenses

Significant mainline operating expense variances are described below.

Along with our financial and statistical data on page 17, we are presenting here our line-item expenses on a per-ASM basis (in cents). We believe this information is useful because it highlights areas in which costs have increased or decreased either more or less than capacity:

	Years Ended December 31,			CASM Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Wages and benefits	3.06	3.11	3.20	(0.05)	(0.09)
Variable incentive pay	0.07	0.06	0.12	0.01	(0.06)
Aircraft fuel, including hedging gains and losses	4.80	3.05	3.25	1.75	(0.20)
Aircraft maintenance	0.62	0.62	0.67	—	(0.05)
Aircraft rent	0.44	0.47	0.48	(0.03)	(0.01)
Landing fees and other rentals	0.69	0.70	0.68	(0.01)	0.02
Contracted services	0.54	0.51	0.50	0.03	0.01
Selling expenses	0.48	0.53	0.61	(0.05)	(0.08)
Depreciation and amortization	0.69	0.59	0.59	0.10	—
Food and beverage service	0.20	0.19	0.21	0.01	(0.02)
Other	0.70	0.72	0.70	(0.02)	0.02
Restructuring charges and adjustments	0.05	—	0.11	0.05	(0.11)
Fleet transition charges	0.20	—	0.81	0.20	(0.81)

Total Mainline Operating Expenses per ASM	12.54	10.55	11.93	1.99	(1.38)

Additional line item information is provided below.

Wages and Benefits

Wages and benefits decreased during the full year of 2008 by $11.2 million, or 1.5%, primarily as a result of lower defined-benefit pension costs, overtime, and a 0.5% decrease in full-time equivalent employees compared to 2007.

We currently expect wages and benefits to be flat in 2009 but to increase on a per-ASM basis. Although we expect a significant decline in full-time equivalent employees resulting from the recent reduction in work force, our defined-benefit pension costs are increasing substantially from $48 million in 2008 to an estimated $93 million next year because of poor market returns in 2008. This expectation is exclusive of any potential change in pilot wages that may result from our current contract negotiations.

Variable Incentive Pay

Variable incentive pay for 2008 increased $2.3 million or 17.0%, compared to 2007. The increase is primarily due to higher payouts under our Operational Performance Reward program, offset by lower overall payouts in our profit-sharing plans due to the decline in profitability from 2007. For our incentive pay plans, profit is generally defined as results excluding fleet transition costs, restructuring charges, and other amounts specified in the various incentive plan documents and with fuel stated on an economic basis. Air Group maintains several incentive plans that collectively cover all of our employees and create alignment for employees, customers and shareholders. These plans include both operational and financial performance metrics that, to a large extent, are based on certain annual financial targets.

Aircraft Fuel

Aircraft fuel expense includes both raw fuel expense (as defined below) plus the effect of mark-to-market adjustments to our portfolio of hedges included in our income statement as the value of that portfolio increases and decreases. Our aircraft fuel expense is very volatile, even between quarters, because it includes these gains or losses in the value of the underlying instruments as crude oil prices increase or decrease. Raw fuel expense is defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes and fees. Raw fuel prices are impacted by world oil prices and refining costs, which can vary by region in the U.S. Raw fuel expense approximates cash paid to suppliers and does not reflect the effect of our fuel hedges.

Aircraft fuel expense increased $424.9 million, or 57.6%, compared to 2007. The elements of the change are illustrated in the following table:

	Years Ended December 31
(in millions, except per-gallon amounts)	2008	2007	% Change
Fuel gallons consumed	333.8	354.3	(5.8)
Raw price per gallon	$3.31	$2.33	42.1

Total raw fuel expense	$1,103.8	$825.7	33.7

Net impact on fuel expense from (gains) and losses arising from fuel-hedging activities	58.6	(88.2)	NM

Aircraft fuel expense	$1,162.4	$737.5	57.6

NM = Not meaningful

Fuel gallons consumed decreased 5.8% due to the decrease in capacity and the improved fuel efficiency of our fleet as we completed the fleet transition out of the less-efficient MD-80 aircraft to newer, more-efficient B737-800 aircraft on relatively flat capacity for the year. Because the B737-800 aircraft are larger than the MD-80s, the flat capacity came on a 2.6% decline in revenue block hours.

The raw fuel price per gallon increased by 42.1% as a result of higher West Coast jet fuel prices driven by higher crude oil costs for much of the year. Crude oil prices have declined dramatically since the record high set in July 2008. Based on the current price of jet fuel, we expect that the raw fuel price per gallon in the first quarter of 2009 will be significantly lower than in the same period of 2008.

During 2008, we recorded significant mark-to-market losses reflecting a steep decline in the value of our fuel hedge portfolio as fuel prices declined sharply late in the year. During 2007, we recorded mark-to-market gains reflecting an increase in the value of our fuel hedge portfolio between December 31, 2006 and December 31, 2007. Our hedge portfolio consists primarily of call options that are based on the price of crude oil.

We also evaluate economic fuel expense, which we define as raw fuel expense less the cash we receive from hedge counterparties for hedges that settle during the period under their original contract expiration terms, offset by the premium expense that we paid for those contracts. A key difference between aircraft fuel expense and economic fuel expense is the timing of gain or loss recognition on our hedge portfolio. When we refer to economic fuel expense, we include gains only when they are realized through a cash receipt from our hedge contract counterparties for those contracts that were settled during the period based on their original contract settlement terms. We believe this is the best measure of the effect that fuel prices are currently having on our business because it most closely approximates the net cash outflow associated with purchasing fuel for our operations. Accordingly, many industry analysts evaluate our results using this measure, and it is the basis for most internal management reporting and incentive pay plans.

Our economic fuel expense is calculated as follows:

	Years Ended December 31
(in millions, except per-gallon amounts)	2008	2007	% Change
Raw fuel expense	$1,103.8	$825.7	33.7
Less: cash received from settled hedges, net of premium expense recognized	(101.8)	(44.9)	NM

Economic fuel expense	$1,002.0	$780.8	28.3

Fuel gallons consumed	333.8	354.3	(5.8)

Economic fuel cost per gallon	$3.00	$2.20	36.4

NM = Not meaningful

The total net cash benefit from hedges that settled during 2008, excluding hedges that were terminated early, increased by $56.9 million to $101.8 million compared to 2007. This increase was primarily due to the record high crude oil prices during the year.

As part of our effort to restructure our fuel-hedge portfolio as noted earlier, we terminated a number of contracts originally scheduled to settle in 2009 and 2010 and replaced them with new positions having lower average strike prices. As a result, we realized losses of approximately $41.5 million, representing the difference between the original premiums paid for those contracts when purchased and the amount of cash received from the counterparty on termination of the contracts. We do not anticipate further restructuring of the portfolio at this time. Based on current jet fuel prices, we expect our economic fuel expense to be lower in 2009 than in 2008 because of lower crude oil prices.

Aircraft Rent

Aircraft rent declined by $6.6 million, or 5.9% during 2008, because of the retirement of all remaining leased MD-80 aircraft, offset by one additional leased B737-800 aircraft since 2007. We expect aircraft rent will be flat to slightly higher in 2009 as the elimination of the MD-80 rent is offset by lease expense on B737-800 aircraft as we have agreements to finance six aircraft with sale-leaseback transactions.

Landing Fees and Other Rents

Landing fees and other rents declined by $2.4 million, or 1.4%, compared to 2007. The decline is primarily attributable to the decline in departures resulting in lower landing fees across the system. However, looking forward into 2009, even though we are expecting capacity and departure declines, airport costs may not decline ratably. Airport costs are generally spread across the airlines based on passenger counts and departures. As the industry cuts capacity, airport costs on a per-passenger or per-departure basis will likely increase.

Contracted Services

During 2008, contracted services increased by $6.1 million, or 4.9%, compared to 2007. This is primarily due to efforts to improve our operational performance and the introduction of new stations in our route system where we contract airport services. We expect contracted services to decline approximately 5% in 2009 as we decrease our departures across the system and require less handling at airports.

Selling Expenses

Selling expenses declined $13.3 million, or 10.3%, compared to 2007. The decline is driven by lower ticket distribution fees and lower expenses associated with our Mileage Plan program. We expect selling expenses to increase slightly in 2009 primarily driven by increases in our advertising and marketing efforts tied to our initiative to increase unit revenues.

Depreciation and Amortization

Depreciation and amortization increased $23.6 million, or 16.6%, compared to 2007 as a result of the delivery of 11 B737-800 aircraft delivered in 2008. We expect depreciation and amortization to be about flat in 2009. Although we took delivery of 11 new aircraft in 2008 and expect ten more in 2009, we expect to sell up to four B737-700 aircraft and complete sale-leaseback transactions for six B737-800s.

Other Operating Expenses

Other operating expenses increased primarily because of higher personnel and crew costs, property taxes, and legal fees, partially offset by a decline in passenger remuneration costs stemming from our improved operational performance.

Restructuring Charges and Fleet Transition Costs

In the third quarter of 2008, we announced reductions in work force among union and non-union employees. The non-union employees that were affected by the reduction were terminated in the third quarter, resulting in a $1.6 million severance charge. For union personnel, we offered extended leaves, a voluntary furlough program, and an early-out package with a lump-sum payment based on years of service that included continuation of medical coverage and travel privileges for a specified period. In addition to the voluntary offers, there have been involuntary furloughs to achieve the target reduction in work force. We recorded an $11.3 million charge in 2008 representing the severance payments and estimated medical coverage obligation for the affected union employees.

During 2008, we retired four MD-80 aircraft that were under long-term lease arrangements and placed them in temporary storage at an aircraft storage facility. The $47.5 million charge in the period represents the remaining lease payments under the lease contract and our estimate of maintenance costs that will be incurred in the future to meet the minimum return conditions under the lease requirements.

Mainline Operating Costs per Available Seat Mile (CASM)

Operating costs per ASM (CASM) is an important metric in the industry, and we use it to gauge the effectiveness of our cost-reduction efforts. Our effort to reduce unit costs focuses not only on controlling the actual dollars we spend, but also on increasing our capacity without adding a commensurate amount of cost.

Our mainline operating costs per mainline ASM are summarized below:

	Years Ended December 31
	2008		2007		% Change
Total mainline operating expenses per ASM (CASM)	12.54	¢	10.55	¢	18.9
CASM includes the following components:
Aircraft fuel costs per ASM	4.80	¢	3.05	¢	57.4
Restructuring costs per ASM	0.05	¢	—		NM
Fleet transition charges per ASM	0.20	¢	—		NM

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

•

Mainline cost per ASM excluding fuel and certain special items is one of the most important measures used by our management and by our Board of Directors in assessing quarterly and annual cost performance. These decision-makers evaluate operating results of the “mainline” operation, which includes the operation of the B737 fleet branded in Alaska Airlines livery. The revenues and expenses associated with purchased capacity are evaluated separately.

•

Mainline cost per ASM excluding fuel, fleet transition charges and restructuring charges (and other items as specified in our plan documents) is an important metric for the employee incentive plan that covers company management and executives.

•

Mainline cost per ASM excluding fuel and other special items is a measure commonly used by industry analysts, and we believe it is the basis by which they compare our airline to others in the industry. The measure is also the subject of frequent questions from investors.

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

•

Although we disclose our “mainline” passenger unit revenues for Alaska, we do not (nor are we able to) evaluate mainline unit revenues excluding the impact that rising fuel costs have had on ticket prices. Economic fuel cost represents approximately 35% of our total mainline operating expenses, excluding fleet transition and restructuring charges and with fuel stated on an economic basis. Fluctuations in our fuel prices often drive changes in unit revenues in the mid-to-long term. Although we believe it is useful to evaluate non-fuel unit costs for the reasons noted above, we would caution readers of these financial statements not to place undue reliance on unit costs excluding fuel as a measure or predictor of future profitability because of the significant impact of fuel costs on our business.

We currently forecast our mainline costs per ASM excluding fuel for the first quarter and the full year of 2009 to be up 11% to 12% and up 7% to 8%, respectively, compared to 2008. The increase in unit costs on a full-year basis is primarily due to the following:

•	Expected capacity reductions of 8% for 2009;

•	A $45 million increase in defined-benefit pension costs from $48 million in 2008 to an estimated $93 million in 2009;

•

An increase of $10 million in maintenance expense due to the timing of planned maintenance events and the start of a power-by-the-hour agreement on our B737-700 and B737-900 aircraft, which is expected to provide cost savings over the life of the agreement, but will result in higher expense in 2009;

•	Approximately $10 million in additional aircraft rent that would have been reported as interest expense because of our decision to complete sale-leaseback transactions on six B737-800 aircraft; and

•

An approximate $15 million increase in our expected incentive payouts in 2009 compared to 2008. Our current expectation is that our results will be better in 2009 compared to those in 2008. However, actual results can differ significantly as the revenue environment is uncertain and fuel is volatile.

Purchased Capacity Costs

Purchased capacity costs increased $10.9 million to $313.7 million during 2008 compared to $302.8 million in 2007. Of the total, $293.7 million was paid to Horizon under the capacity purchase arrangement (CPA) for 1.4 billion ASMs. This expense is eliminated in consolidation.

NONOPERATING INCOME (EXPENSE)

Net nonoperating expense was $24.4 million in 2008 compared to net nonoperating income of $1.2 million in 2007. Interest income declined by $13.5 million compared to 2007, primarily as a result of lower average portfolio returns, partially offset by a higher average cash and marketable securities balance. Interest expense increased $6.3 million because of new debt arrangements in 2007 and 2008, partially offset by lower interest rates on our variable-rate debt. Capitalized interest declined $5.5 million from 2007, resulting from a decrease in pre-delivery deposits in connection with our orders for B737-800 aircraft.

INCOME TAX EXPENSE (BENEFIT)

We file a consolidated tax return with Air Group and other Air Group subsidiaries. Each member of the consolidated group calculates its tax provision and tax liability, if applicable, on a separate-entity basis. Our effective income tax rate on income (loss) before income taxes for 2008 was 37.1% compared to an effective income tax rate of 37.3% in 2007. The effective rate for 2007 was positively impacted by $2.1 million in credits resulting from a favorable outcome of the state income tax matters referred to in Note 11. Excluding this benefit, our effective tax rate would have been 38.3%. The difference between the effective tax rates for both periods and our marginal tax rate of approximately 37.5% is primarily the magnitude of nondeductible expenses, such as employee per-diem costs and stock-based compensation expense recorded for certain stock awards.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have interest-rate risk on our variable-rate debt obligations and our available-for-sale marketable investment portfolio, and commodity-price risk in jet fuel required to operate our aircraft fleet. We purchase the majority of our jet fuel at prevailing market prices and seek to manage market risk through execution of our hedging strategy and other means. We have market-sensitive instruments in the form of fixed-rate debt instruments and financial derivative instruments used to hedge our exposure to jet-fuel price increases. We do not purchase or hold any derivative financial instruments for trading purposes.

Market Risk – Aircraft Fuel

Currently, our fuel-hedging portfolio consists almost exclusively of crude oil call options. We utilize the contracts in our portfolio as hedges to decrease our exposure to the volatility of jet fuel prices. Call options are designed to effectively cap our cost of the crude oil component of fuel prices, allowing us to limit our exposure to increasing fuel prices. With these call option contracts, we still benefit from the decline in crude oil prices, as there is no downward exposure other than the premiums that we pay to enter into the contracts. Although to a lesser extent, we also use collar structures for fuel hedging purposes. We believe there is risk in not hedging against the possibility of fuel price increases. We estimate that a 10% increase or decrease in crude oil prices as of December 31, 2008 would increase or decrease the fair value of our hedge portfolio by approximately $11.5 million and $10.3 million, respectively.

Additionally, we have entered into fuel purchase contracts that fix the refining margin we pay for approximately 40% of our fuel consumption in the first quarter of 2009.

Our portfolio of fuel hedge contracts was worth $23.5 million at December 31, 2008, for which we have paid $73.9 of premiums to counterparties, compared to a portfolio value of $94.5 million at December 31, 2007. The total value of $23.5 million at December 31, 2008 is net of a $20.0 million liability associated with collar structures that would require future cash outlays if oil prices remained below the strike price. We do not have any collateral held by counterparties to these agreements as of December 31, 2008.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices. We expect to continue to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions. For more discussion, see Note 3 to our financial statements.

Financial Market Risk

We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term investment portfolio. Our debt obligations include variable-rate instruments, which have exposure to changes in interest rates. This exposure is somewhat mitigated through our variable-rate investment portfolio. A hypothetical 10% change in the average interest rates incurred on variable-rate debt during 2008 would correspondingly change our net earnings and cash flows associated with these items by approximately $1.7 million. In order to help mitigate the risk of interest rate fluctuations, we have fixed the interest rates on certain existing variable-rate debt agreements over the past several years. Additionally, several of our new debt arrangements entered into during 2006 through 2007 are fixed-rate arrangements. Due to the current low interest rate environment, all of our 2008 debt arrangements have been fixed-rate arrangements. Our variable-rate debt is approximately 24% of our total long-term debt at December 31, 2008 compared to 41% at December 31, 2007.

We also have investments in marketable securities, which are exposed to market risk associated with changes in interest rates. If short-term interest rates were to average 1% more than they did in 2008, interest income would increase by approximately $9.1 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL INFORMATION

(unaudited)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2008*	2007*	2008	2007	2008	2007	2008	2007
	(in millions, except per share)
Operating revenues	$733.4	$659.8	$820.4	$795.1	$941.9	$867.7	$725.6	$747.3
Operating income (loss)	(37.4)	(10.4)	91.6	80.9	(98.2)	125.8	(84.9)	17.5
Net income (loss)	(25.6)	(4.3)	56.2	50.1	(69.3)	77.6	(57.7)	11.4

*	First quarter results for 2008 and 2007 have been adjusted for an error in our calculation of stock-based compensation expense under SFAS 123R for certain awards granted after January 1, 2006. The error resulted in an understatement of wages and benefits of $1.9 million and $1.0 million in the first quarters of 2008 and 2007, respectively. We have concluded that this item is not material, and in accordance with SEC Staff Accounting Bulletin No. 108, we will make appropriate adjustments to our previously filed financial statements when they are presented in our first quarter 2009 Form 10Q. See Note 14 in the financial statements for further information.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder

Alaska Airlines, Inc.:

We have audited the accompanying balance sheets of Alaska Airlines, Inc. as of December 31, 2008 and 2007, and the related statements of operations, shareholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the financial statements, we also have audited financial statement schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alaska Airlines, Inc. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth thereon.

As discussed in the notes to the financial statements, effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, for financial instruments.

/s/ KPMG LLP

Seattle, Washington

February 25, 2009

BALANCE SHEETS

Alaska Airlines, Inc.

	As of December 31
(in millions)	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$283.0	$204.3
Marketable securities (including securities loaned of $109.8 in 2007)	794.3	618.5

Total cash and marketable securities	1,077.3	822.8
Securities lending collateral	—	111.9
Receivables from related companies	285.9	366.0
Receivables - less allowance for doubtful accounts of $1.5 and $1.6	98.9	129.0
Inventories and supplies - net	26.7	18.1
Deferred income taxes	146.7	82.5
Fuel hedge contracts	13.7	84.6
Prepaid expenses and other current assets	30.1	26.7

Total Current Assets	1,679.3	1,641.6

Property and Equipment
Aircraft and other flight equipment	2,898.5	2,488.6
Other property and equipment	519.8	489.5
Deposits for future flight equipment	237.6	389.2

	3,655.9	3,367.3
Less accumulated depreciation and amortization	1,009.8	878.2

Total Property and Equipment - Net	2,646.1	2,489.1

Fuel Hedge Contracts	29.8	9.9

Other Assets	73.4	80.5

Total Assets	$4,428.6	$4,221.1

See accompanying notes to financial statements.

BALANCE SHEETS (continued)

Alaska Airlines, Inc.

	As of December 31
(in millions except share amounts)	2008	2007
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$49.4	$82.8
Payables to related companies	53.5	47.9
Accrued aircraft rent	60.2	54.1
Accrued wages, vacation and payroll taxes	101.2	92.4
Other accrued liabilities	510.7	471.3
Air traffic liability	372.2	364.6
Securities lending obligation	—	111.9
Fuel hedge contracts liability	20.0	—
Current portion of long-term debt	225.1	170.9

Total Current Liabilities	1,392.3	1,395.9

Long-Term Debt, Net of Current Portion	1,334.1	1,061.5

Other Liabilities and Credits
Deferred income taxes	2.0	118.1
Deferred revenue	394.1	387.8
Obligation for pension and postretirement medical benefits	584.7	276.2
Other liabilities	126.4	105.0

	1,107.2	887.1

Commitments and Contingencies
Shareholder’s Equity
Common stock, $1 par value Authorized: 1,000 shares Issued and outstanding: 2008 and 2007 - 500 shares	—	—
Capital in excess of par value	640.1	630.3
Accumulated other comprehensive loss	(328.3)	(133.3)
Retained earnings	283.2	379.6

	595.0	876.6

Total Liabilities and Shareholder’s Equity	$4,428.6	$4,221.1

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS

Alaska Airlines, Inc.

	Year Ended December 31
(in millions)	2008	2007	2006
Operating Revenues
Passenger	$2,643.7	$2,547.2	$2,453.1
Freight and mail	99.3	94.2	93.4
Other - net	135.2	147.1	129.6
Change in Mileage Plan terms	42.3	—	—

Total mainline operating revenues	2,920.5	2,788.5	2,676.1
Passenger - purchased capacity	300.8	281.4	16.4

Total Operating Revenues	3,221.3	3,069.9	2,692.5

Operating Expenses
Wages and benefits	742.7	753.9	745.8
Variable incentive pay	15.8	13.5	27.7
Aircraft fuel, including hedging gains and losses	1,162.4	737.5	757.0
Aircraft maintenance	150.6	149.8	156.8
Aircraft rent	106.2	112.8	110.9
Landing fees and other rentals	167.7	170.1	158.2
Contracted services	130.2	124.1	117.5
Selling expenses	116.0	129.3	141.5
Depreciation and amortization	165.9	142.3	137.8
Food and beverage service	48.3	46.9	48.3
Other	170.3	173.1	161.1
Restructuring charges	12.9	—	24.8
Fleet transition costs - MD-80	47.5	—	189.5

Total mainline operating expenses	3,036.5	2,553.3	2,776.9
Purchased capacity costs	313.7	302.8	14.3

Total Operating Expenses	3,350.2	2,856.1	2,791.2

Operating Income (Loss)	(128.9)	213.8	(98.7)

Nonoperating Income (Expense)
Interest income	51.3	64.8	56.3
Interest expense	(92.5)	(86.2)	(73.3)
Interest capitalized	20.2	25.7	21.5
Other - net	(3.4)	(3.1)	(0.5)

	(24.4)	1.2	4.0

Income (loss) before income tax	(153.3)	215.0	(94.7)
Income tax expense (benefit)	(56.9)	80.2	(37.0)

Net Income (Loss)	$(96.4)	$134.8	$(57.7)

See accompanying notes to financial statements.

STATEMENTS OF SHAREHOLDER’S EQUITY

Alaska Airlines, Inc.

(In millions)	Common Stock	Capital in Excess of Par Value	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at December 31, 2005	$—	$457.1	$(6.7)	$(132.0)	$308.5	$626.9

Cumulative effect of adoption of SAB 108, net of $4.3 tax effect	—	—	—	—	(6.0)	(6.0)

Adjusted balances at December 31, 2005	$—	$457.1	$(6.7)	$(132.0)	$302.5	$620.9
2006 net loss					(57.7)	(57.7)
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value				4.0
Reclassification to earnings				(0.4)
Income tax effect				(1.3)

				2.3		2.3

Related to employee benefit plans:
Pension liability adjustment, net of $24.2 tax effect				(43.1)		(43.1)

Postretirement medical liability adjustment, net of $11.1 tax effect				(18.7)		(18.7)

Officers supplemental retirement plan, net of $0.2 tax effect				0.4		0.4

Related to fuel hedges:
Reclassification to earnings				(0.5)
Income tax effect				0.2

				(0.3)		(0.3)

Total comprehensive loss						(117.1)
Implementation of SFAS 123R		(6.7)	6.7			0.0
Stock-based compensation		9.4				9.4
Contribution from parent		160.2				160.2

Balances at December 31, 2006	$—	$620.0	$—	$(191.4)	$244.8	$673.4

2007 net income					$134.8	134.8
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value				3.2
Reclassification to earnings				2.0
Income tax effect				(1.9)

				3.3		3.3
Related to employee benefit plans:
Pension liability adjustment, net of $29.6 tax effect				49.8		49.8
Postretirement medical liability adjustment, net of $2.5 tax effect				4.1		4.1
Officers supplemental retirement plan, net of $0.5 tax effect				0.9		0.9

Total comprehensive income						192.9
Stock-based compensation		10.5				10.5
Impact of issuance of Air Group stock under stock plans		(0.2)				(0.2)

Balances at December 31, 2007	$—	$630.3	$—	$(133.3)	$379.6	$876.6

STATEMENTS OF SHAREHOLDER’S EQUITY - (Continued)

Alaska Airlines, Inc.

(In millions)	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at December 31, 2007	$—	$630.3	$(133.3)	$379.6	$876.6

2008 net loss				(96.4)	(96.4)
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value			(8.7)
Reclassification to earnings			(0.2)
Income tax effect			3.3

			(5.6)		(5.6)

Related to employee benefit plans:
Pension liability adjustment, net of $113.5 tax effect			(188.9)		(188.9)

Postretirement medical liability adjustment, net of $0.5 tax effect			(0.8)		(0.8)

Officers supplemental retirement plan, net of $0.1 tax effect			0.3		0.3

Total comprehensive loss					(291.4)
Stock-based compensation		10.8			10.8
Impact of issuance of Air Group stock under stock plans		(1.0)			(1.0)

Balances at December 31, 2008	$—	$640.1	$(328.3)	$283.2	$595.0

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

Alaska Airlines, Inc.

	Year Ended December 31
(in millions)	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(96.4)	$134.8	$(57.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Restructuring charges	12.9	—	24.8
Fleet transition costs, including impairment charge	47.5	—	189.5
Depreciation and amortization	165.9	142.3	137.8
Stock-based compensation	10.8	10.5	9.4
Changes in fair values of open fuel hedge contracts	71.0	(35.4)	73.8
Loss (gain) on sale of assets	(3.0)	(3.3)	0.2
Changes in deferred income taxes	(66.1)	48.0	(44.7)
(Increase) decrease in receivables - net	110.2	(317.1)	(53.6)
(Increase) decrease in prepaid expenses and other current assets	(13.9)	10.8	(3.6)
Increase in air traffic liability	7.6	53.2	19.5
Increase (decrease) in other current liabilities	6.6	75.5	41.9
Increase in deferred revenue and other-net	(6.1)	74.9	47.7

Net cash provided by operating activities	247.0	194.2	385.0

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(246.1)	(523.1)	(493.4)
Other flight equipment	(42.3)	(37.0)	(23.6)
Other property and equipment	(35.4)	(46.3)	(48.5)

Total property and equipment additions	(323.8)	(606.4)	(565.5)
Proceeds from disposition of assets	6.8	61.4	2.9
Purchases of marketable securities	(766.0)	(1,149.3)	(806.5)
Sales and maturities of marketable securities	579.6	1,321.1	935.9
Restricted deposits and other	8.3	(2.2)	12.1

Net cash used in investing activities	(495.1)	(375.4)	(421.1)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	658.5	281.9	391.4
Long-term debt payments	(331.7)	(127.2)	(198.1)

Net cash provided by financing activities	326.8	154.7	193.3

Net change in cash and cash equivalents	78.7	(26.5)	157.2
Cash and cash equivalents at beginning of year	204.3	230.8	73.6

Cash and cash equivalents at end of year	$283.0	$204.3	$230.8

Supplemental disclosure of cash paid (refunded) during the year for:
Interest (net of amount capitalized)	$68.2	$58.9	$46.7
Income taxes	0.5	8.4	2.4
Noncash investing and financing activities:
Equity contribution from parent	$—	$—	$160.2
Reduction in intercompany receivables and payables	—	—	40.2
Debt assumed in purchase of MD-80 aircraft	—	—	11.6

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

Alaska Airlines, Inc.

December 31, 2008

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

Alaska Airlines, Inc. (“Alaska” or “the Company”), an Alaska corporation, is a wholly owned subsidiary of Alaska Air Group, Inc. (Air Group), a Delaware corporation. Air Group is also the parent company of Horizon Air Industries, Inc. (Horizon) and Alaska Air Group Leasing (AAGL). Horizon is a regional airline that operates both turboprop and jet aircraft. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and their preparation requires the use of management's estimates. Actual results may differ from these estimates.

Nature of Operations

Alaska is a major airline and principally serves destinations in the state of Alaska and provides north/south service between cities in the western U.S., Canada and Mexico. Alaska also provides east/west service to a number of cities in the contiguous U.S. and four islands in Hawaii, primarily from Seattle and to a lesser extent, from Portland and Anchorage. It operates an all-jet fleet and its average passenger trip in 2008 was 1,113 miles.

West Coast passenger traffic accounted for 41% of 2008 revenue passenger miles, passenger traffic within the state of Alaska and between Alaska and the U.S. mainland accounted for 23%, transcontinental flights accounted for 20%, the Mexico markets accounted for 8%, the Hawaii markets accounted for 5%, and the Canada markets accounted for 3%. Based on passenger enplanements, Alaska’s leading airports are Seattle, Los Angeles, Anchorage, and Portland. Based on 2008 revenues, the Company’s leading nonstop routes are Anchorage-Seattle, Los Angeles-Seattle, and San Diego-Seattle.

The Company’s operations and financial results are subject to various uncertainties, such as general economic conditions, volatile fuel prices, industry instability, intense competition, a largely unionized work force, the need to finance large capital expenditures and the related availability of capital, government regulation, and potential aircraft incidents.

Approximately 84% of the Company’s employees are covered by collective bargaining agreements. Approximately 22% of the Company’s employees are covered under agreements that are currently in negotiations or become amendable prior to December 31, 2009.

The airline industry is characterized by high fixed costs. Small fluctuations in load factors and yield (a measure of ticket prices) can have a significant impact on operating results. The Company has been and continues working to reduce unit costs to better compete with carriers that have lower cost structures.

Substantially all of Alaska's sales occur in the United States.

Reclassifications

Certain reclassifications have been made to conform the prior year’s data to the current format.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. They are carried at cost, which approximates market. The Company reduces cash balances when checks are disbursed. Due to the time delay in checks clearing the banks, the Company normally maintains a negative balance in its cash disbursement accounts, which is reported as a current liability. The amount of the negative cash balance was $11.2 million and $15.6 million at December 31, 2008 and 2007, respectively, and is included in accounts payable.

Securities Lending

The Company ended its securities lending program during the fourth quarter of 2008 and had no securities on loan under the program at December 31, 2008. Prior to the fourth quarter of 2008, from time to time, the Company lent certain marketable securities to third parties for a period of less than one year to enhance investment income. During the time period in which these securities were loaned to the third parties, the Company required cash collateral for 102% of the daily market value of the loaned securities. This cash collateral was restricted and was deposited with a lending agent and invested by that agent in accordance with the Company’s guidelines. The Company maintained full ownership rights to the securities loaned and continued to earn interest and appreciation on them. As of December 31, 2007, the Company had $109.8 million of securities on loan under the program. These affected securities were included as marketable securities in the balance sheets.

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

Inventories and Supplies - net

Expendable aircraft parts, materials and supplies are stated at average cost and are included in inventories and supplies-net. An obsolescence allowance for expendable parts is accrued based on estimated lives of the corresponding fleet type and salvage values. Surplus inventories are carried at their net realizable value. The allowance for all non-surplus expendable inventories was $7.1 million and $15.1 million at December 31, 2008 and 2007, respectively. The decline in the allowance is primarily attributable to the write off of the MD-80 and B737-200 parts allowances against the cost basis during the period. Inventory and supplies-net also includes fuel inventory of $14.0 million and $5.1 million at December 31, 2008 and 2007, respectively. Repairable and rotable aircraft parts inventory are included in flight equipment.

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

As a result of the early retirement of the MD-80 fleet, all aircraft and related flight equipment have been depreciated to their expected salvage values. The estimated useful lives are aligned with the fleet’s average expected retirement date.

“Related flight equipment” includes rotable and repairable spare inventories, which are depreciated over the associated fleet life unless otherwise noted.

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

Internally Used Software Costs

The Company capitalizes costs to develop internal-use software that are incurred in the application development stage. Amortization commences when the software is ready for its intended use and the amortization period is the estimated useful life of the software, generally three to five years. Capitalized costs primarily include contract labor and payroll costs of the individuals dedicated to the development of internal-use software. The Company capitalized software development costs of $1.0 million, $3.0 million, and $2.4 million during the years ended December 31, 2008, 2007, and 2006, respectively.

Workers Compensation and Employee Health-Care Accruals

The Company uses a combination of self-insurance and insurance programs to provide for workers compensation claims and employee health care benefits. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

As leased aircraft are returned, any payments are charged against the established accrual. The accrual is part of other current and long-term liabilities, and was $13.3 million and $6.9 million as of December 31, 2008 and December 31, 2007, respectively. The increase in the accrual is primarily due to the four leased MD-80 aircraft that were retired in 2008 and sent to a temporary aircraft storage facility. The associated lease return expense related to these four aircraft was approximately $9 million and is included in “Fleet transition costs – MD-80” in the statements of operations. There were no other material changes in our estimate of leased aircraft return costs during 2008.

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

Mileage Plan

The Company operates a frequent flyer program (“Mileage Plan”) that provides travel awards to members based on accumulated mileage. For miles earned by flying on Alaska and through airline partners, the estimated cost of providing free travel awards is recognized as a selling expense and accrued as a liability as miles are earned and accumulated. The Company also sells mileage credits to non-airline partners such as hotels, car rental agencies, a grocery store chain, and a major bank that offers Alaska Airlines affinity credit cards. The Company defers the portion of the sales proceeds that represents the estimated fair value of the award transportation and recognizes that amount as revenue when the award transportation is provided. The deferred proceeds are recognized as passenger revenue for awards redeemed and flown on Alaska or Horizon, and as other-net revenue for awards redeemed and flown on other airlines. The portion of the sales proceeds not deferred is recognized as commission income and included in other revenue-net in the statements of operations. Mileage Plan deferred revenue and liabilities are included under the following balance sheet captions at December 31 (in millions):

Balance Sheet Captions	2008	2007
Current Liabilities:
Other accrued liabilities	$280.4	$239.7
Other Liabilities and Credits:
Deferred revenue	394.1	387.8
Other liabilities	15.9	21.0

Total	$690.4	$648.5

The amounts recorded in other accrued liabilities relate primarily to deferred revenue expected to be realized within one year, including $43.4 million and $37.1 at December 31, 2008 and 2007, respectively, associated with Mileage Plan awards issued but not yet flown.

Mileage Plan revenue is included under the following statements of operations captions for the years ended December 31 (in millions):

	2008	2007	2006
Passenger revenues	$144.2	$115.6	$95.5
Other-net revenues	101.5	112.0	98.7
Change in Mileage Plan terms	42.3	—	—

Total Mileage Plan revenues	$288.0	$227.6	$194.2

During 2008, the Company changed the terms of its Mileage Plan program regarding the expiration of award miles. Beginning in the third quarter, Mileage Plan accounts with no activity for two years are deleted. As a result of the deletion of a number of accounts, the Company reduced its liability for future travel awards by $42.3 million, which has been recorded in the statements of operations as “Change in Mileage Plan terms.”

Aircraft Fuel

Aircraft fuel includes raw jet fuel and associated “into-plane” costs, fuel taxes, oil, and all of the gains and losses associated with fuel hedge contracts.

Contracted Services

Contracted services includes expenses for ground handling, security, navigation fees, temporary employees, data processing fees, and other similar services.

Selling Expenses

Selling expenses include credit card fees, global distribution systems charges, the estimated cost of Mileage Plan free travel awards, advertising, promotional costs, commissions, and incentives. Advertising production costs are expensed the first time the advertising takes place. Advertising expense was $12.6 million, $12.0 million, and $13.0 million during the years ended December 31, 2008, 2007, and 2006, respectively.

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

Taxes Collected from Passengers

Taxes collected from passengers, including sales taxes, airport and security fees and other fees, are recorded on a net basis within passenger revenue in the statements of operations.

Stock-Based Compensation

The Company accounts for equity awards using Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment: An Amendment of SFAS Nos. 123 and 95. This standard requires companies to recognize as expense the fair value of stock options and other equity-based compensation issued to employees as of the grant date. The standard applies to stock options, restricted stock units, and performance stock units that Air Group grants to the Company’s employees as well as the Air Group Employee Stock Purchase Plan (ESPP), which features a look-back provision and allows employees to purchase stock at a 15% discount. The Company used the “modified prospective method” when SFAS 123R was adopted in 2006, which is explained below. All stock-based compensation expense is recorded in wages and benefits in the statements of operations.

For stock options granted prior to January 1, 2006, for which the vesting period is not complete, the “modified prospective method” for transition permitted by SFAS 123R was used. Under this method, the Company accounts for the unvested portion of these awards on a prospective basis, with expense recognized in the statements of operations beginning January 1, 2006 using the grant-date fair values previously calculated for pro-forma disclosures. The Company selected this method due to the relatively limited use of stock-based awards and the immaterial impact on the comparability between periods. The standard also requires that tax benefits realized from stock award exercise gains in excess of stock-based compensation expense recognized for financial statement purposes be reported as cash inflows from financing activities and cash outflows from operating activities.

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

Accounting Pronouncements Adopted in 2008

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument-by-instrument basis, is typically irrevocable once elected. This statement was effective beginning January 1, 2008. The Company did not elect the fair value option upon adoption.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair-value measurements required under other accounting pronouncements. SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value. The Company partially adopted this standard for financial assets and liabilities as of January 1, 2008. In accordance with FASB Staff Position No. 157-2, the Company has deferred adoption of SFAS 157 as it relates to nonfinancial assets and liabilities until January 1, 2009. In October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3), which clarifies the application of SFAS 157 in cases where a market is not active. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and determined that there was no impact.

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

Cash, Cash Equivalents and Marketable Securities

The Company uses the “market approach” in determining the fair value of its cash, cash equivalents and marketable securities. The securities held by the Company are valued based on observable prices in active markets. Amounts measured at fair value as of December 31, 2008 are as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$257.1	$25.9	$—	$283.0
Marketable securities	68.3	726.0	—	794.3

Total	$325.4	$751.9	$—	$1,077.3

Fourth Quarter Adjustments

There were no significant adjustments in the fourth quarters of 2008 and 2007. Fourth quarter 2006 adjustments included a favorable $7.6 million adjustment to restructuring charges to adjust for the number of employees that withdrew their participation in the severance program. See Note 4 for further discussion.

NOTE 2. FLEET TRANSITION AND IMPAIRMENT

In March 2006, the Company’s Board of Directors approved a plan to accelerate the retirement of its MD-80 fleet (15 owned and 11 leased aircraft at the time) and remove those aircraft from service by the end of 2008. At December 31, 2008, all of the Company’s MD-80s had been removed from operations.

All but four of the MD-80 aircraft have been sold or returned to the lessor. The four remaining MD-80 aircraft are under long-term lease arrangements. Two of the aircraft were retired during the second quarter and the remaining two were retired during the third quarter. All four have been placed in temporary storage at an aircraft storage facility. As a result, the Company recorded a $47.5 million charge in 2008 reflecting the remaining discounted future lease payments and other contract-related costs. The actual future cash payments are included in the lease commitment table in Note 7.

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

The following table summarizes the components of aircraft fuel expense for the years ended December 31, 2008, 2007 and 2006 (in millions):

	2008	2007	2006
Raw or “into-plane” fuel cost	$1,103.8	$825.7	$765.6
(Gains) or losses in value and settlements of fuel hedge contracts	58.6	(88.2)	(8.6)

Aircraft fuel expense	$1,162.4	$737.5	$757.0

The Company uses the “market approach” in determining the fair value of its hedge portfolio. The Company’s fuel hedging contracts consist of over-the-counter contracts, which are not traded on an exchange. The fair value of these contracts is determined based on observable inputs that are readily available in active markets or can be derived from information available in active, quoted markets. Therefore, the Company has categorized these contracts as Level 2 in the fair value hierarchy described in SFAS 157. The Company realized gains of $101.8 million, $44.9 million, and $87.0 million in 2008, 2007, and 2006, respectively, on fuel hedge contracts that settled during the period based on their originally scheduled settlement date. Additionally, the Company terminated some of its fuel hedge contracts in the fourth quarter of 2008 that had scheduled settlement dates in 2009 and 2010. The Company realized losses of $41.5 million on these contracts, which represents the difference between the original premiums paid for those contracts less the cash received upon termination.

Outstanding fuel hedge positions as of December 31, 2008 are as follows:

	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Approximate Crude Oil Price per Barrel
First Quarter 2009	50%	35.4	$81
Second Quarter 2009	50%	37.2	$71
Third Quarter 2009	50%	39.9	$76
Fourth Quarter 2009	50%	36.1	$76

Full Year 2009	50%	148.6	$76

First Quarter 2010	42%	29.7	$68
Second Quarter 2010	34%	25.0	$70
Third Quarter 2010	29%	23.5	$67
Fourth Quarter 2010	24%	17.0	$78

Full Year 2010	33%	95.2	$70

First Quarter 2011	17%	12.4	$91
Second Quarter 2011	15%	11.5	$73
Third Quarter 2011	11%	9.4	$74

Full Year 2011	11%	33.3	$80

As of December 31, 2008 and 2007, the fair values of the Company’s fuel hedge positions were $23.5 million and $94.5 million, respectively, including capitalized premiums paid of $73.9 million and $26.0 million, respectively. The $23.5 million value as of December 31, 2008 is net of a $20.0 million liability associated with the Company’s collar hedge contracts.

NOTE 4. RESTRUCTURING CHARGES

In the third quarter of 2008, the Company announced reductions in work force among union and non-union employees. The non-union employees that were affected by the reduction were terminated in the third quarter, resulting in a $1.6 million severance charge. For union personnel, the Company offered extended leaves, a voluntary furlough program, and an early-out package with a lump-sum payment based on years of service that included continuation of medical coverage and travel privileges for a specified period. In addition to the voluntary offers, there have been involuntary furloughs to achieve the target reduction in work force. The Company recorded an $11.3 million charge in 2008 representing the severance payments and estimated medical coverage obligation for the affected union employees, bringing the total severance for 2008 to $12.9 million.

In 2006, the Company reached new four-year agreements with its clerical, office and passenger service employees and the ramp service and stores agents, all represented by the International Association of Machinists. The Company also reached a new four-year agreement with its flight attendants. These agreements included wage increases and signing bonuses of $4.6 million paid in 2006, which are included in wages and benefits in the statement of operations. Additionally, the agreements included severance packages offered to certain employees that included cash payments based on years of service, and medical coverage and continued travel privileges for a period of time. The resulting charge was $24.8 million in 2006.

The following table displays the activity and balance of the severance and related cost components of the Company’s restructuring accrual as of and for the years ended December 31, 2008, 2007 and 2006 (in millions):

Accrual for Severance and Related Costs	2008	2007	2006
Balance at beginning of year	$0.7	$19.9	$3.1
Restructuring charges and adjustments	12.9	—	24.8
Cash payments	(6.4)	(19.2)	(8.0)

Balance at end of year	$7.2	$0.7	$19.9

The Company will make the majority of the remaining cash payments in the first quarter of 2009. The accrual for severance and related costs is included in accrued wages, vacation and payroll taxes in the balance sheets.

NOTE 5. MARKETABLE SECURITIES

At December 31, 2008 and 2007 all of the Company’s marketable securities, including securities pledged under the securities lending program, were classified as available-for-sale. The securities are carried at fair value, with the unrealized gains and losses reported in shareholders’ equity under the caption “Accumulated Other Comprehensive Loss.” Realized gains and losses are included in other nonoperating income (expense) in the statements of operations.

The cost of securities sold is based on the specific identification method. Interest and dividends on marketable securities are included in interest income in the statements of operations.

Marketable securities consisted of the following at December 31 (in millions):

	2008	2007
Cost:
U.S. government securities	$329.1	$171.1
Asset-backed obligations	198.0	241.9
Other corporate obligations	263.7	200.5

	$790.8	$613.5

Fair value:
U.S. government securities	$342.8	$174.2
Asset-backed obligations	187.7	242.9
Other corporate obligations	263.8	201.4

	$794.3	$618.5

The Company’s overall investment strategy has a primary goal of maintaining and securing its investment principal. The Company’s investment portfolio is managed by well-known financial institutions and continually reviewed to ensure that the investments are aligned with the Company’s documented strategy.

As of December 31, 2008, the Company had net unrealized losses of $4.0 million in its $1.1 billion cash and marketable securities balance portfolio, which management believes is not an “other-than-temporary” impairment as defined by FASB Staff Position FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. However, during 2008, the Company did determine that certain corporate debt securities were other-than-temporarily impaired. As such, the Company recorded a $3.5 million loss in other – net nonoperating expense during the period representing the difference between the estimated fair market value and the amortized cost of the securities. Gross unrealized gains and losses at December 31, 2008 are presented in the table below. At December 31, 2007, gross unrealized gains and losses were not material.

	Unrealized Gains	Unrealized Losses			Net Unrealized (Losses)/Gains in AOCI	Fair Value of Securities with Unrealized Losses
		Less than 12 months	Greater than 12 months	Total
U.S. Government Securities	$10.5	$—	$—	$—	$10.5	$—
Asset-backed obligations	0.7	(9.3)	(2.4)	(11.7)	(11.0)	138.6
Other corporate obligations	1.8	(4.3)	(1.0)	(5.3)	(3.5)	154.8

Total	$13.0	$(13.6)	$(3.4)	$(17.0)	$(4.0)	$293.4

There are a small number of securities that compose the $3.4 million of unrealized losses that have been in an unrealized loss position for greater than 12 months. These securities have an aggregate fair value at December 31, 2008 of $20.9 million. As noted above, the majority of the securities that compose the $3.4 million unrealized loss are asset-backed obligations, or mortgage-backed securities. For these specific securities, management has reviewed the portfolio and has determined that these securities are not other-than-temporarily impaired as of December 31, 2008 based on the facts and circumstances. Management currently has the ability and intent to hold these securities to recovery.

Of the marketable securities on hand at December 31, 2008, 31% mature in 2009, 25% in 2010, and 44% thereafter.

Activity for marketable securities for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Proceeds from sales and maturities	$579.6	$1,321.1	$935.9
Gross realized gains	7.2	4.8	2.1
Gross realized losses	3.8	2.9	1.6

NOTE 6. LONG-TERM DEBT

At December 31, 2008 and 2007, long-term debt obligations were as follows (in millions):

	2008	2007
Fixed-rate notes payable due through 2022*	$1,192.1	$731.7
Variable-rate notes payable due through 2019*	327.2	414.9
Pre-delivery payment facility expiring in 2011*	39.9	85.8

Long-term debt	1,559.2	1,232.4
Less current portion	(225.1)	(170.9)

	$1,334.1	$1,061.5

*	The weighted-average fixed-interest rate was 6.2% and 6.9% as of December 31, 2008 and 2007, respectively. The weighted-average variable-interest rate, including the interest rate on the pre-delivery payment facility, was 4.0% and 6.5% as of December 31, 2008 and 2007, respectively.

At December 31, 2008, all of the Company’s borrowings were secured by flight equipment and future delivery positions.

The Company has a $152 million variable-rate revolving pre-delivery payment (PDP) facility with a syndicate of lenders to provide a portion of the pre-delivery funding requirements for the purchase of new Boeing 737-800 aircraft under the current aircraft purchase agreement. The interest rate is based on the one-month LIBOR plus a specified margin. Borrowings are secured by the Company’s rights under the Boeing purchase agreement. The principal amounts outstanding on the PDP facility relate to specified aircraft and are repaid at the time the Company takes delivery of the aircraft, if not before, likely using cash on hand or proceeds from long-term debt financing on the specified aircraft. The facility expires in August 2011.

During 2008, the Company borrowed $388.6 million using fixed-rate debt secured by flight equipment, $75 million from its bank line of credit facility and $194.9 million from the PDP facility. The Company made payments of $331.7 million, including $240.8 million to the PDP facility.

At December 31, 2008, long-term debt principal payments for the next five years are as follows (in millions):

	PDP Facility	Other	Total
2009	$39.9	$185.2	$225.1
2010	—	116.9	116.9
2011	—	150.8	150.8
2012	—	194.0	194.0
2013	—	151.7	151.7
Thereafter	—	720.7	720.7

Total principal payments	$39.9	$1,519.3	$1,559.2

Bank Line of Credit

The Company has a $185 million credit facility with a syndicate of financial institutions. The interest rate on the credit facility varies depending on certain financial ratios specified in the agreement with a minimum interest rate of LIBOR plus a specified margin. The agreement provides that any borrowings will be secured by either aircraft or cash collateral. The facility expires on March 31, 2010. In September 2008, the Company entered into the Fourth Amendment to the credit facility. The amendment eliminated all previous financial covenants and replaced them with a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company is in compliance with this covenant at December 31, 2008. As of December 31, 2008, $75 million is outstanding under this credit facility.

NOTE 7. COMMITMENTS

Lease Commitments

At December 31, 2008, the Company had lease contracts for 41 aircraft, six of which are non-operating aircraft that have remaining noncancelable lease terms of less than one year to ten years. The majority of airport and terminal facilities are also leased. Total rent expense was $221.3 million, $231.1 million, and $221.4 million, in 2008, 2007, and 2006, respectively.

Future minimum lease payments with noncancelable terms in excess of one year as of December 31, 2008 are shown below (in millions):

	Operating Leases
	Aircraft	Facilities
2009	106.7	47.5
2010	105.9	38.8
2011	84.2	28.0
2012	90.3	24.9
2013	71.5	3.4
Thereafter	144.6	63.8

Total lease payments	$603.2	$206.4

Aircraft Commitments

In June 2005, the Company entered into an aircraft purchase agreement to acquire B737-800 aircraft with deliveries beginning in January 2006 and continuing through April 2011. The purchase agreement also includes options rights to purchase additional aircraft under similar terms. As of December 31, 2008, the Company was committed to purchasing 20 B737-800 aircraft, 10 of which will be delivered in 2009.

At December 31, 2008, the Company had firm purchase commitments for 20 total aircraft requiring remaining aggregate payments of approximately $553.1 million.

The Company expects to finance the firm orders and, to the extent exercised, the option aircraft with leases, long-term debt, and internally generated cash.

The Company completed sale-leaseback financing transactions for five B737-800 aircraft in February 2009 with gross proceeds of $192.5 million. The lease term for each of these aircraft is 12 years.

NOTE 8. EMPLOYEE BENEFIT PLANS

Four defined-benefit and four defined-contribution retirement plans cover various employee groups of the Company. The defined-benefit plans provide benefits based on an employee's term of service and average compensation for a specified period of time before retirement. The Company also maintains an unfunded, noncontributory defined-benefit plan for certain elected officers and an unfunded, non-contributory defined-contribution plan for other elected officers.

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

Weighted average assumptions used to determine benefit obligations as of December 31:

Discount rates of 6.20% and 6.00% were used as of December 31, 2008 and 2007, respectively. For both 2008 and 2007, the rate of compensation increase used varied from 3.52% to 4.53%, depending on the plan and the related workgroup.

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

Discount rates of 6.00% and 5.75% were used for the years ended December 31, 2008 and 2007, respectively. For 2008 and 2007, the expected return on plan assets used was 7.75%, and the rate of compensation increase used varied from 3.52% to 4.53%, depending on the plan and the related workgroup.

In determining the discount rate used, the Company’s policy is to use the rates near the end of the year on high-quality long-term bonds with maturities that closely match the expected timing of future cash distributions from the plan. In determining the expected return on plan assets, the Company assesses the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.

The asset allocation of the qualified defined-benefit plans, by asset category, is as follows as of the end of 2008 and 2007:

	2008	2007
Asset category:
Domestic equity securities	49%	54%
Non-U.S. equity securities	21	15
Fixed income securities	30	31

Plan assets	100%	100%

The Company’s investment policy focuses on achieving maximum returns at a reasonable risk for pension assets over a full market cycle. The Company uses a number of fund managers and invests in various asset classes to diversify risk. Target allocations for the primary asset classes are approximately:

Domestic equities:	50%
Non-U.S. equities:	20%
Fixed income:	30%

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

As a result of the overall decline in the financial markets in 2008, the pension assets experienced a substantial reduction in value during the year as noted in the tables below. The Company is actively working with the fund managers to balance the portfolio in such a way as to maximize asset value.

Nonqualified Defined-Benefit Pension Plan

Alaska also maintains an unfunded, noncontributory defined-benefit plan for certain elected officers. This plan uses a December 31 measurement date.

Weighted average assumptions used to determine benefit obligations as of December 31:

Discount rates of 6.20% and 6.00% were used as of December 31, 2008 and 2007, respectively. The rate of compensation increase used was 5.00% as of December 31, 2008 and 2007.

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

Discount rates of 6.00% and 5.75% were used for the years ended December 31, 2008 and 2007, respectively. The rate of compensation increase used was 5.00% for the years ended December 31, 2008 and 2007.

Combined Disclosures for Defined-Benefit Pension Plans

The following table sets forth the status of the plans for 2008 and 2007 (in millions):

	Qualified		Nonqualified
	2008	2007	2008	2007
Projected benefit obligation (PBO)
Beginning of year	$1,056.9	$1,051.3	$34.9	$34.6
Service cost	46.6	49.7	0.9	1.1
Interest cost	62.7	60.9	2.1	1.9
Plan amendments	(0.5)	(1.3)	—	—
Curtailment (gain) loss	(2.9)	—	—	—
Change in assumptions	—	—	—	—
Actuarial (gain) loss	(31.1)	(51.1)	(0.1)	(1.1)
Benefits paid	(36.8)	(52.6)	(1.8)	(1.6)

End of year	$1,094.9	$1,056.9	$36.0	$34.9

Plan assets at fair value
Beginning of year	$910.6	$835.9	$—	$—
Actual return on plan asset	(275.5)	74.8	—	—
Employer contributions	51.7	52.5	1.8	1.6
Benefits paid	(36.8)	(52.6)	(1.8)	(1.6)

End of year	$650.0	$910.6	$—	$—

Funded status (unfunded)	$(444.9)	$(146.3)	$(36.0)	$(34.9)

Percent funded	59.4%	86.2%	—	—

Of the total $1.1 billion PBO for the qualified plans, approximately 59% represents the obligation of the plan covering Alaska’s pilots. The accumulated benefit obligation for the combined qualified defined-benefit pension plans was $1,017.9 million and $939.0 million at December 31, 2008 and 2007, respectively. The accumulated benefit obligation for the nonqualified defined-benefit plan was $35.8 million and $34.6 million at December 31, 2008 and 2007, respectively.

As of December 31, 2008 and 2007, the amounts recognized in the balance sheets were as follows (in millions):

	2008		2007
	Qualified	Nonqualified	Qualified	Nonqualified
Accrued benefit liability-current	$—	$2.5	$—	$2.0
Accrued benefit liability-long term	444.9	33.5	146.3	32.9

Total liability recognized	$444.9	$36.0	$146.3	$34.9

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income or loss (AOCI):

	2008		2007
	Qualified	Nonqualified	Qualified	Nonqualified
Prior service cost	$16.3	$0.2	$21.7	$0.3
Net loss	475.4	4.3	167.5	4.6

Amount recognized in AOCI (pretax)	$491.7	$4.5	$189.2	$4.9

The estimated amortization of prior service cost and net loss from AOCI in 2009 is $4.3 million and $28.9 million, respectively, for the qualified defined-benefit pension plans. For the nonqualified defined-benefit pension plans, the estimated amortization of prior service cost and net loss from AOCI in 2009 is $0.1 million and $0.1 million, respectively.

Net pension expense for the defined-benefit plans included the following components for 2008, 2007, and 2006 (in millions):

	Qualified			Nonqualified
	2008	2007	2006	2008	2007	2006
Service cost	$46.6	$49.7	$52.4	$0.9	$1.1	$1.1
Interest cost	62.7	60.9	56.1	2.1	1.9	2.0
Expected return on assets	(71.8)	(66.3)	(55.0)	—	—	—
Amortization of prior service cost	4.4	4.9	5.0	0.1	0.1	0.1
Curtailment loss	0.5	—	0.2	—	—	—
Recognized actuarial loss	5.6	13.4	19.6	0.2	0.3	0.4

Net pension expense	$48.0	$62.6	$78.3	$3.3	$3.4	$3.6

With the adoption of SFAS 158 in 2006, the Company now records all of the unrecognized prior service cost and net loss into AOCI in order to fully recognize the funded status of the plans.

Although the defined-benefit pension plans are below 60% funded, there are no benefit payment implications under the Pension Protection Act of 2006 as it pertains to airlines.

Historically, the Company’s practice has been to contribute to the qualified defined-benefit pension plans in an amount equal to at least the service cost. There are no funding requirements for the Company’s plans in 2009. However, the Company anticipates that it will continue with its historical funding practice in 2009, which would result in funding of approximately $48 million. The Company expects to contribute approximately $2.5 million to the nonqualified defined-benefit pension plans during 2009.

Future benefits expected to be paid over the next ten years under the defined-benefit pension plans from the assets of those plans as of December 31, 2008 are as follows (in millions):

	Qualified	Nonqualified
2009	$31.8	$2.5
2010	39.1	2.5
2011	49.4	2.3
2012	49.2	2.4
2013	55.9	2.5
2014 – 2018	$348.2	$15.2

Postretirement Medical Benefits

The Company allows retirees to continue their medical, dental, and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees, because the premiums received by the Company are less than the actual cost of the retirees’ claims. The accumulated postretirement benefit obligation (APBO) for this subsidy is unfunded. This liability was determined using an assumed discount rate of 6.20% and 6.00% at December 31, 2008 and 2007, respectively.

	2008	2007
Accumulated postretirement benefit obligation
Beginning of year	$101.7	$97.5
Service cost	4.2	4.6
Interest cost	5.6	6.3
Curtailments	(0.5)	—
Actuarial (gain) loss	1.9	(4.4)
Benefits paid	(3.0)	(2.3)

End of year	$109.9	$101.7

Plan assets at fair value
Beginning of year	$—	$—
Employer contributions	3.0	2.3
Benefits paid	(3.0)	(2.3)
End of year	$—	$—

Funded status (unfunded)	$(109.9)	$(101.7)

As of December 31, 2008 and 2007, the amounts recognized in the balance sheets were as follows (in millions):

	2008	2007
Accrued benefit liability-current	$4.4	$4.7
Accrued benefit liability-long term	105.5	97.0

Total liability recognized	$109.9	$101.7

Amounts not yet reflected in net periodic benefit cost and included in AOCI:

	2008	2007
Prior service cost	$1.4	$1.0
Net loss	23.1	22.2

Amount recognized in AOCI (pretax)	$24.5	$23.2

The estimated amortization of prior service cost (credit) and net loss from AOCI in 2009 is $(0.2) million and $0.9 million, respectively.

The Company uses a December 31 measurement date to assess obligations associated with the subsidy of retiree medical costs. Net periodic benefit cost for the postretirement medical plans included the following components for 2008, 2007 and 2006 (in millions):

	2008	2007	2006
Service cost	$4.2	$4.6	$4.3
Interest cost	5.6	6.3	4.9
Expected return on assets	—	—	—
Amortization of prior service cost	(0.3)	(0.3)	4.4
Recognized actuarial loss	0.5	2.4	1.9

Net periodic benefit cost	$10.0	$13.0	$15.5

As this is a non-funded plan, the Company expects to contribute approximately $4.4 million to the postretirement medical benefits plan in 2009, which is equal to the expected benefit payments.

Future benefits expected to be paid over the next ten years under the postretirement medical benefits plan as of December 31, 2008 are as follows (in millions):

2009	$4.4
2010	5.1
2011	5.6
2012	5.9
2013	6.4
2014 - 2018	40.8

Total payments	$68.2

The assumed health care cost trend rates to determine the expected 2009 benefits cost are 8.8%, 9.6%, 5% and 4% for medical, prescription drugs, dental and vision costs, respectively. The assumed trend rate declines steadily through 2028 where the ultimate assumed trend rates are 4.7% for medical, prescription drugs and dental, and 4% for vision. A 1% higher or lower trend rate in health care costs has the following effect on the Company’s postretirement medical plans during 2008, 2007 and 2006 (in millions):

	2008	2007	2006
Change in service and interest cost
1% higher trend rate	$1.4	$1.6	$1.4
1% lower trend rate	(1.2)	(1.4)	(1.2)
Change in year-end postretirement benefit obligation
1% higher trend rate	$13.3	$12.2	$12.3
1% lower trend rate	(11.5)	(10.6)	(10.6)

Defined-Contribution Plans

The defined-contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. All of these plans require Company contributions. Total expense for the defined-contribution plans was $17.7 million, $16.4 million, and $15.2 million in 2008, 2007, and 2006, respectively.

The Company also has a noncontributory, unfunded defined-contribution plan for certain elected officers of the Company who are ineligible for the nonqualified defined-benefit pension plan. Amounts recorded as liabilities under the plan are not material to the balance sheet at December 31, 2008 and 2007.

Employee Incentive-Pay Plans

The Company has four separate plans that pay employees based on certain financial and operational metrics. The aggregate expense under these plans in 2008, 2007 and 2006 was $15.8 million, $13.5 million, $27.7 million, respectively. The plans are summarized below:

•	The Profit Sharing Plan is based on Air Group profitability. The Company’s pilots, ramp service and clerical, office and passenger service employees participate in this plan.

•	The Variable Pay Plans pay mechanics and flight attendants a percentage of their earnings as certain pretax margin levels are achieved.

•

Performance-Based Pay is a program that rewards non-union employees and dispatchers, represented by TWU, based on four separate metrics related to: (1) Air Group profitability, (2) safety, (3) achievement of unit-cost goals, and (4) employee engagement.

•	The Operational Performance Rewards Program entitles all Air Group employees to quarterly payouts of up to $300 per person if certain operational and customer service objectives are met.

NOTE 9. DETAIL OF OTHER FINANCIAL STATEMENT CAPTIONS

Receivables

Receivables consisted of the following at December 31 (in millions):

	2008	2007
Airline traffic receivables	$46.4	$59.2
Mileage Plan receivables	29.6	39.0
Receivables from fuel-hedging counterparties	—	10.3
Other receivables	24.4	22.1
Allowance for doubtful accounts	(1.5)	(1.6)

	$98.9	$129.0

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31 (in millions):

	2008	2007
Prepaid aircraft rent	$3.4	$4.9
Prepaid fuel	5.9	4.3
Other	20.8	17.5

	$30.1	$26.7

Other Assets

Other assets consisted of the following at December 31 (in millions):

	2008	2007
Restricted deposits (primarily restricted investments)	$57.4	$69.2
Deferred costs and other*	16.0	11.3

	$73.4	$80.5

*	Deferred costs and other includes deferred financing costs, long-term prepaid rent, lease deposits and other items.

At December 31, 2008, the Company’s restricted deposits were primarily restricted investments used to guarantee various letters of credit and workers compensation self-insurance programs. The restricted investments consist of highly liquid securities with original maturities of three months or less. They are carried at cost, which approximates fair value.

Other Accrued Liabilities (current)

Other accrued liabilities consisted of the following at December 31 (in millions):

	2008	2007
Mileage Plan current liabilities	$280.4	$239.7
Pension liability (nonqualified plans)	2.5	2.0
Postretirement medical benefits liability	4.4	4.7
Other*	223.4	224.9

	$510.7	$471.3

*	Other consists of property and transportation taxes and accruals related to ground operations, facilities rent, maintenance, and fuel, among other items.

Other Liabilities (noncurrent)

Other liabilities consisted of the following at December 31 (in millions):

	2008	2007
Mileage Plan liability	15.9	21.0
FIN 48 tax liability (see Note 11)	10.6	13.6
Other*	99.9	70.4

	$126.4	$105.0

*	Other consists of accrued aircraft rent, workers’ compensation, long-term portion of lease return provisions and deferred credits on aircraft purchases, among other items.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at December 31 (in millions, net of tax):

	2008	2007
Unrealized loss (gain) on marketable securities considered available-for-sale	$2.5	$(3.1)
Related to pension plans	310.4	121.8
Related to postretirement medical benefits	15.4	14.6

	$328.3	$133.3

NOTE 10. STOCK-BASED COMPENSATION PLANS

Stock-based compensation recorded by the Company relates to stock awards granted to Company employees by Air Group. As the Company does not have common stock that is traded on an exchange and all equity-based awards are related to Air Group common stock, the disclosures below have been limited. For a full disclosure of the Air Group stock-based compensation plans, please see the Alaska Air Group annual report on Form 10-K filed on February 19, 2009.

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

See Note 14 for a discussion of an error in prior periods related to stock-based compensation and its impact on the Company’s operations and financial position.

Stock Options

The Company has stock option awards outstanding under a number of Air Group’s long-term incentive equity plans, only one of which (the 2008 Long-Term Incentive Equity Plan) continues to provide for the granting of options to purchase Air Group’s common stock at market prices on the date of grant to directors, officers and employees of Air Group and its subsidiaries. Under the various plans, options for 7,909,606 shares have been granted and, at December 31, 2008, 3,017,569 shares of Air Group’s common stock were available for future grant of either options or stock awards. Under all plans, the stock options granted have terms of up to ten years. Substantially all grantees are 25% vested after one year, 50% after two years, 75% after three years, and 100% after four years. Compensation cost is recorded over the shorter of the vesting period or the period between the grant date and the date the employee becomes retirement-eligible as defined in the applicable plan documents.

During 2008, Air Group granted 306,745 options to the Company’s employees with a weighted-average exercise price of $25.08 per share and a weighted-average fair value of $10.98 per share. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2008, 2007, and 2006:

	2008	2007	2006
Expected volatility	42%	43%	44%
Expected term	5.7 years	6 years	5.7 years
Risk-free interest rate	2.96%	4.80%	4.70%
Expected dividend yield	—	—	—
Weighted-average fair value of options granted	$10.98	$19.27	$18.28

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

The Company recorded stock-based compensation expense related to stock options of $4.3 million ($2.7 million, net of tax) and $4.0 million ($2.5 million, net of tax) in 2008 and 2007, respectively. The total intrinsic value of options exercised during 2008 was $0.1 million. A total of 164,530 options vested during 2008 with an aggregate fair value of $2.6 million. As of December 31, 2008, $3.0 million of compensation cost associated with unvested stock option awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 2.6 years.

Restricted Stock Awards

Air Group has restricted stock units (RSUs) outstanding under the 2004 and 2008 Long-term Incentive Equity Plans. As of December 31, 2008, 872,498 total RSUs have been granted under these plans. The RSUs are non-voting and are not eligible for dividends. The fair value of the RSU awards is based on the closing price of Air Group’s common stock on the date of grant. During 2008, Air Group awarded 272,407 RSUs to certain employees of the Company, with a weighted-average grant date fair value of $22.59 per share. Compensation cost for RSUs is recognized over the shorter of three years from the date of grant as the awards “cliff vest” after three years, or the period from the date of grant to the employee’s retirement eligibility. The Company recorded stock-based compensation expense related to RSUs of $5.4 million ($3.4 million after tax) and $4.8 million ($3.0 million after tax) in 2008 and 2007, respectively. These amounts are included in wages and benefits in the statements of operations.

As of December 31, 2008, $4.2 million of compensation cost associated with unvested restricted stock awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 2.1 years.

Performance Stock Awards

During the first quarters of 2008 and 2007, Air Group awarded Performance Share Unit awards (PSUs) to certain of the Company’s executives. PSUs are similar to RSUs, but vesting is based on a performance condition tied to Air Group achieving a specified pretax margin over a three-year period. The PSU plan allows a portion of the PSUs to vest even if the specified pretax margin falls below the target, and additional shares to be granted if the margin target is exceeded, subject to a maximum. The Company intends to regularly review its assumptions about meeting the performance goal and expected vesting, and to adjust the related compensation expense accordingly. The current expectation is that none of the PSUs will ultimately vest and therefore, the full amount of previously recorded compensation expense of $0.3 million ($0.2 million after tax) was reversed in 2008. The Company recorded compensation expense related to PSUs of $0.3 million ($0.2 million after tax) during 2007.

Employee Stock Purchase Plan

Air Group sponsors an ESPP, which qualifies under Section 423 of the Internal Revenue Code. Under the terms of the ESPP, employees can purchase Air Group’s common stock at 85% of the closing market price on the first day of the offering period or the quarterly purchase date, whichever is lower. Because of these attributes, the ESPP is considered compensatory under SFAS 123R and as such, compensation cost is recognized. Compensation cost for the ESPP was $1.4 million in 2008 and 2007. The grant date fair value is calculated using the Black-Scholes model in the same manner as the option awards for 85% of the share award plus the intrinsic value of the 15% discount.

Summary of Stock-Based Compensation

The table below summarizes the components of total stock-based compensation for the years ended December 31, 2008, 2007 and 2006:

(in millions)	2008	2007	2006
Stock options	$4.3	$4.0	$4.4
Restricted stock units	5.4	4.8	4.1
Performance share units	(0.3)	0.3	—
Employee stock purchase plan	1.4	1.4	0.9

Total stock-based compensation	$10.8	$10.5	$9.4

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

Changes in the FIN 48 liability for unrecognized tax benefits during 2008 are as follows (in millions):

Balance at December 31, 2007	$13.6
Gross increases - tax positions in prior period	0.8
Gross decreases - tax positions in prior period	(6.3)
Gross increases - current-period tax positions	2.5
Settlements	—
Lapse of statute of limitations	—

Balance at December 31, 2008	$10.6

At December 31, 2008, the total amount of unrecognized tax benefits of $10.6 million includes $8.6 million recorded as a liability and a corresponding increase in deferred tax assets and $0.8 million of tax benefits that, if recognized, would impact the effective tax rate.

Accrued interest on tax positions is recorded as a component of interest expense. Total accrued interest on tax positions included in the FIN 48 liability was $1.1 million and $0.4 million at December 31, 2008 and 2007, respectively. No penalties were accrued at December 31, 2008 or 2007.

The periods subject to examination for Air Group’s federal income tax returns are the 2003 through 2007 tax years; however, the 2003 and 2004 tax returns are subject to examination only to the extent of the net operating loss carryforwards from 2003 and 2004 that were utilized in 2005 and 2006. The periods subject to examination for the Company’s major state income tax returns other than California are also the years 2003 through 2007. In California, the income tax years 2000 through 2007 remain open to examination. The 2000 to 2002 tax returns are subject to examination only to the extent of the net operating loss carryforwards from those years that were utilized in 2005 and 2006.

The Company does not believe that it is reasonably possible that the total unrecognized tax benefit would significantly increase or decrease in the next 12 months. The FIN 48 liability for the Company’s unrecognized tax benefit is classified in other liabilities (noncurrent) in the balance sheets. The Company anticipates that total unrecognized tax benefits will not materially decrease due to the expiration of the statute of limitations for tax years prior to December 31, 2008.

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

Deferred tax (assets) and liabilities comprise the following at December 31 (in millions):

	2008	2007
Excess of tax over book depreciation	$477.1	$405.1
Fuel hedge contracts	—	26.3
Other - net	4.7	4.2

Gross deferred tax liabilities	481.8	435.6

Mileage Plan	(255.3)	(242.1)
Fuel hedge contracts	(19.6)	—
AMT and other tax credits	(62.3)	(1.3)
Leased aircraft return provision	(5.2)	(2.7)
Inventory obsolescence	(5.7)	(13.9)
Deferred gains	(5.9)	(9.4)
Employee benefits	(244.7)	(125.4)
Loss carryforwards*	(3.1)	(1.2)
Other - net	(24.7)	(4.0)

Gross deferred tax assets	(626.5)	(400.0)

Net deferred tax (assets) liabilities	$(144.7)	$35.6

Current deferred tax asset	$(146.7)	$(82.5)
Noncurrent deferred tax liability	2.0	118.1

Net deferred tax (asset) liability	$(144.7)	$35.6

*	State loss carryforwards of $67.8 million ($3.1 million tax effected) expire beginning in 2009 and ending in 2028.

The Company has concluded that it is more likely than not that its deferred tax assets will be realizable and thus no valuation allowance has been recorded as of December 31, 2008. This conclusion is based on the expected future reversals of existing taxable temporary differences, anticipated future taxable income, and the potential for future tax planning strategies to generate taxable income, if needed. Furthermore, absent the $196.4 million deferred tax asset associated with accumulated other comprehensive income (included in “Employee benefits” in the table above), the Company would be in a net deferred tax liability position. The Company will continue to reassess the need for a valuation allowance during each future reporting period.

The components of income tax expense (benefit) were as follows (in millions):

	2008	2007	2006
Current tax expense (benefit):
Federal	$11.5	$28.4	$5.2
State	—	4.8	2.1

Total current	11.5	33.2	7.3

Deferred tax expense (benefit):
Federal	(60.9)	44.5	(37.7)
State	(7.5)	2.5	(6.6)

Total deferred	(68.4)	47.0	(44.3)

Total tax expense (benefit) related to income (loss)	$(56.9)	$80.2	$(37.0)

Income tax expense (benefit) reconciles to the amount computed by applying the U.S. federal rate of 35% to income (loss) before income tax and accounting change as follows (in millions):

	2008	2007	2006
Income (loss) before income tax	$(153.3)	$215.0	$(94.7)
Expected tax expense (benefit)	(53.7)	75.2	(33.2)
Nondeductible expenses	2.6	2.8	2.4
State income taxes	(4.9)	4.8	(1.7)
Other – net*	(0.9)	(2.6)	(4.5)

Actual tax expense (benefit)	$(56.9)	$80.2	$(37.0)

Effective tax rate	37.1%	37.3%	39.1%

*	In 2007, other-net includes $1.0 million of tax benefits due to a favorable decision in a matter with the State of California and $1.0 million of tax benefits related to the recognition of California income tax credit carryforwards. Other-net in 2006 includes $4.2 million of tax benefits associated with the reduction of certain tax contingency accruals for periods for which the statute of limitations expired in 2006.

NOTE 12. FINANCIAL INSTRUMENTS

The majority of the Company’s financial instruments are carried at fair value. Those include cash and cash equivalents, marketable securities (Note 5), securities lending collateral, restricted deposits (Note 9), and fuel hedge contracts (Note 3). The Company’s long-term fixed-rate debt is not carried at fair value. The estimated fair value of the Company’s long-term debt was as follows (in millions):

	Carrying Amount	Fair Value
Long-term debt at December 31, 2008	$1,559.2	$1,696.9
Long-term debt at December 31, 2007	$1,232.4	$1,252.4

The fair value of cash equivalents and securities lending collateral (at December 31, 2007) approximates carrying values due to the short maturity of these instruments. The fair value of marketable securities is based on quoted market prices. The fair value of fuel hedge contracts is based on commodity exchange prices. The fair value of restricted deposits approximates the carrying amount. The fair value of long-term debt is based on a discounted cash flow analysis using the Company’s current borrowing rate.

Concentrations of Credit

The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its fuel-hedging contracts and does not anticipate nonperformance by the counterparties.

The Company could realize a loss in the event of nonperformance by any single counterparty to its fuel hedge positions. However, the Company enters into transactions only with large, well-known financial institution counterparties that have strong credit ratings. In addition, the Company limits the amount of investment credit exposure with any one institution.

The Company’s trade receivables do not represent a significant concentration of credit risk at December 31, 2008 due to the frequency that settlement takes place and the dispersion across many industry and government segments.

NOTE 13. RELATED PARTY TRANSACTIONS

Capacity Purchase Agreement

The Company has entered into a Capacity Purchase Agreement (CPA) with Horizon, whereby the Company purchases capacity in certain routes (“CPA markets”) from Horizon as specified by the agreement. Under the CPA, the Company pays Horizon a contractual amount for the purchased capacity in the CPA markets, regardless of the revenue collected on those flights. The amount paid to Horizon is generally based on Horizon’s operating costs, plus a margin. The Company establishes the scheduling, routes and pricing for the flights, and has the inventory and revenue risk in those markets.

Under the prior revenue-sharing agreement, the Company made a payment to Horizon equal to Horizon’s loss in those markets, if any, and a quarterly bonus that was based on Alaska’s overall operating margin. The Company paid $293.7 million and $283.4 million to Horizon under the CPA agreement for the years ended December 31, 2008 and 2007, respectively. In 2006, the Company paid $3.7 million to Horizon under the prior revenue-sharing agreement.

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

The Company also provides certain services to Horizon for which the Company receives payment from Horizon based on the cost of the services, including personnel expenses related to development and maintenance of certain information and communication systems, processing Horizon’s revenue transactions, accounting and payroll services, and other administrative services. Additionally, the Company pays certain leasing and other facilities costs on Horizon’s behalf that are reimbursed monthly by Horizon. Total amounts received by the Company from Horizon were $9.8 million, $10.8 million and $11.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In the normal course of business, Alaska and Horizon each provide certain ground handling services to the other company. Charges for ground services provided by the Company to Horizon totaled $8.9 million, $7.1 million and $6.0 million during the years ended December 31, 2008, 2007 and 2006, respectively. Charges for ground services provided by Horizon to the Company totaled $9.0 million, $9.8 million and $10.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company also advances Horizon funds at varying interest rates. All amounts are payable on demand. Interest income recognized related to the Horizon receivable totaled $9.5 million, $11.9 million and $3.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Offsetting this amount is interest paid to Horizon on ticket sales processed by Alaska. Interest expense related to these ticket sales was $4.6 million, $3.6 million and $2.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

At December 31, 2008, receivables from related companies include $148.5 million from Horizon, $7.4 million from Alaska Air Group Leasing (AAGL) and $130.0 million from Air Group. At December 31, 2008, payables to related companies include $1.6 million to Horizon, $0.8 million to AAGL and $51.1 million to Air Group. The receivable from Horizon has declined significantly from the $274.2 million balance at December 31, 2007 as a result of Horizon’s financing of 13 Q400s for $193.6 million in the first quarter of 2008, which was used to pay down the amounts owed to the Company. Additionally, the receivable from Air Group has increased significantly from December 31, 2007 as a result of Air Group’s share repurchase program.

NOTE 14. IMPACT OF PRIOR PERIOD ADJUSTMENTS AND STAFF ACCOUNTING BULLETIN NO. 108 (SAB 108)

Previously reported results have been adjusted as described below.

Stock-Based Compensation Expense Adjustment

In the third quarter of 2008, the Company discovered an error in its calculation of stock-based compensation expense under SFAS No. 123R for certain awards granted after January 1, 2006. The error related to the time period over which compensation expense was recorded. The Company had been recording compensation expense over the vesting period, which was deemed to be the service period. However, many employees who receive award grants are eligible for retirement or will be eligible for retirement prior to the end of the vesting period. The award plans allow for continued vesting subsequent to retirement. As such the related compensation expense should be recorded over the shorter of the vesting period or the period from the date of grant to the date the employee is eligible for retirement. The error resulted in a $1.9 million understatement of wages and benefits expense in the first quarter of 2008, a $1.0 million understatement of expense in 2007 and a $2.5 million understatement of expense in 2006. The Company has concluded that this item is not material, and in accordance with SAB 108, the Company has adjusted the years ended December 31, 2007 and 2006 accordingly. There was no impact to cash flows. See the tables below for further details.

Additionally, the Company will adjust its previously filed financial statements for the impact on the first quarter 2008 information when it is presented in the first quarter 2009 Form 10Q.

Reconciliation Between Amounts Previously Reported and Corrected Amounts

The impact of each of the corrections on financial statement line items is presented below (in millions):

Statements of Operations:

	Year Ended December 31, 2007
	As Originally Reported	Stock-based Compensation Adjustment	As Corrected
Wages and benefits	$752.9	$1.0	$753.9
Total Operating Expenses	2,855.1	1.0	2,856.1
Operating Income	214.8	(1.0)	213.8
Income Before Income Taxes	216.0	(1.0)	215.0
Net Income	$135.4	(0.6)	$134.8

	Year Ended December 31, 2006
	As Originally Reported	Stock-based Compensation Adjustment	As Corrected
Wages and benefits	$743.3	$2.5	$745.8
Total Operating Expenses	2,788.7	2.5	2,791.2
Operating Loss	(96.2)	(2.5)	(98.7)
Loss Before Income Taxes	(92.2)	(2.5)	(94.7)
Net Loss	$(56.1)	(1.6)	$(57.7)

Balance Sheet:

	As of December 31, 2007
	As Originally Reported	Stock-based Compensation Adjustment	As Corrected
Deferred income tax liabilities	$119.4	$(1.3)	$118.1
Total Other Liabilities and Credits	888.4	(1.3)	887.1
Capital in excess of par value	626.8	3.5	630.3
Retained earnings	381.8	(2.2)	379.6

Adoption of SAB 108

In September 2006, the SEC issued SAB 108. SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether those misstatements are material to the Company’s financial statements. SAB 108 was effective for fiscal years ending after November 15, 2006. The transition provisions of the bulletin permitted the Company to adjust beginning retained earnings for the cumulative effect of immaterial errors relating to prior years. The Company adopted SAB 108 in the fourth quarter of 2006, with an effective date of January 1, 2006. In accordance with the bulletin, the Company adjusted beginning retained earnings for 2006 in the accompanying financial statements for the items described below. Management of the Company considers these adjustments to be immaterial to prior periods.

Depreciation of Leasehold Improvements

Historically, leasehold improvements at airports were generally depreciated over their estimated useful lives due to the expectation that the underlying lease would be renewed for at least the period over which the leasehold improvements were being depreciated. In 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued interpretive guidance clarifying its position that leasehold improvements in an operating lease should be depreciated by the lessee over the shorter of their economic lives or the remaining lease term, as defined in SFAS 13. Our airport lease agreements do not generally carry a renewal right in them, which is a key consideration for SFAS 13 “lease term” definitions.

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

Impact of Adjustments

The impact of each of the items noted above, net of tax, on 2006 beginning balances are presented below (in millions):

Cumulative Effect as of January 1, 2008
Accumulated depreciation	$10.3
Deferred income taxes	(4.3)
Retained earnings	(6.0)

NOTE 15. CONTINGENCIES

Grievance with International Association of Machinists

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with the Company alleging that the Company violated the CBA by, among other things, subcontracting the ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007. In July 2008, the arbitrator issued a final decision in the matter. In that decision, the arbitrator found that Alaska had violated the CBA and instructed the Company and the IAM to negotiate a remedy. The parties have met, but the matter has not yet been resolved. Another arbitration hearing has been tentatively set for June 2009. Management currently does not believe that any final remedy will materially impact our financial position or results of operations.

Other items

The Company is a party to routine litigation matters incidental to its business and with respect to which no material liability is expected.

Management believes the ultimate disposition of the matters discussed above is not likely to materially affect the Company’s financial position or results of operations. This forward-looking statement is based on management’s current understanding of the relevant law and facts, and it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of arbitrators, judges and juries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2008, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our current and periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our certifying officers, on a timely basis. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of December 31, 2008.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to the Company’s internal control over financial reporting identified in management’s evaluation during the year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

ITEM 9B.	OTHER INFORMATION

None

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statement Schedules: Financial Statement Schedule II, Valuation and Qualifying Accounts, for the years ended December 31, 2008, 2007 and 2006 on page 65.

2.	Exhibits: See Exhibit Index on page 61.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIRLINES, INC.

By:	/s/ William S. Ayer	Date: February 26, 2009
William S. Ayer, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 26, 2009 on behalf of the registrant and in the capacities indicated.

/s/ William S. Ayer William S. Ayer	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Glenn S. Johnson Glenn S. Johnson	Executive Vice President/Finance and Chief Financial Officer (Principal Financial Officer)

/s/ Brandon S. Pedersen Brandon S. Pedersen	Vice President/Finance and Controller (Principal Accounting Officer)

/s/ Patricia M. Bedient Patricia M. Bedient	Director

/s/ Mark R. Hamilton Mark R. Hamilton	Director

/s/ Jessie J. Knight, Jr. Jessie J. Knight, Jr.	Director

/s/ Dennis F. Madsen Dennis F. Madsen	Director

/s/ Byron I. Mallott Byron I. Mallott	Director

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

3.1	Articles of Incorporation of Alaska Airlines, Inc. as amended through March 7, 1991 (Filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002 and incorporated herein by reference.)

3.2	Bylaws of Registrant, as amended and in effect February 12, 2003 (Filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on February 25, 2005 and incorporated herein by reference.)

4.1	Trust Indenture and Security Agreement for Alaska Airlines Equipment Trust Certificates, Series A and B (Filed as Exhibit 4(a)(1) to Amendment No. 1 to Registrant’s Registration Statement on Form S-3, Registration No. 33-46668, and incorporated herein by reference.)

4.2	Trust Indenture and Security Agreement for Alaska Airlines Equipment Trust Certificates, Series C and D (Filed as Exhibit 4(a)(1) to Amendment No. 2 to Registrant’s Registration Statement on Form S-3, Registration No. 33-46668, and incorporated herein by reference.)

4.3	Participation Agreement for Alaska Airlines Equipment Trust Certificates, Series A and B (Filed as Exhibit 4(b)(1) to Amendment No. 1 to Registrant’s Registration Statement on Form S-3, Registration No. 33-46668, and incorporated herein by reference.)

4.4	Participation Agreement for Alaska Airlines Equipment Trust Certificates, Series C and C (Filed as Exhibit 4(b)(1) to Amendment No. 2 to Registrant’s Registration Statement on Form S-3, Registration No. 33-46668, and incorporated herein by reference.)

4.5	Lease Agreement for Alaska Airlines Equipment Trust Certificates (Filed as Exhibit 4(b)(2) to Registrant’s Registration Statement on Form S-3, Registration No. 33-46668, and incorporated herein by reference.)

10.1#	Credit Agreement, dated March 25, 2005, among Alaska Airlines, Inc., as borrower, Bank of America, N.A., as administrative agent, Citicorp USA, Inc., as syndication agent, U.S. Bank National Association, as documentation agent, and other lenders (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed on May 6, 2005 and incorporated herein by reference.)

10.1.1	First Amendment to March 25, 2005 Credit Agreement, dated September 29, 2005 (Filed as Exhibit 10.1.1 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008 and incorporated herein by reference.)

10.1.2#	Second Amendment to March 25, 2005 Credit Agreement, dated April 25, 2007 (Filed as Exhibit 10.1 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed on May 8, 2007 and incorporated herein by reference.)

10.1.3	Third Amendment to March 25, 2005 Credit Agreement, dated July 30, 2007 (Filed as Exhibit 10.1 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed on November 7, 2007 and incorporated herein by reference.)

10.1.4#	Fourth Amendment to March 25, 2005 Credit Agreement, dated September 24, 2008 (Filed as Exhibit 10.1 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed on November 7, 2008 and incorporated herein by reference.)

10.2#	Credit Agreement, dated October 19, 2005, among Alaska Airlines, Inc., as borrower, HSH Nordbank AG New York Branch, as security agent, and other loan participants (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005, filed on November 9, 2005 and incorporated herein by reference.)

10.2.1#	First Amendment to October 19, 2005 Credit Agreement, dated March 27, 2007 (Filed as Exhibit 10.2.1 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008 and incorporated herein by reference.)

10.2.2#	Second Amendment to October 19, 2005 Credit Agreement, dated November 26, 2007 (Filed as Exhibit 10.2.2 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008 and incorporated herein by reference.)

10.3#	Aircraft General Terms Agreement, dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc. (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, filed on August 5, 2005 and incorporated herein by reference.)

10.4#	Purchase Agreement No. 2497, dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc. (Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, filed on August 5, 2005 and incorporated herein by reference.)

10.5#	Lease Agreement, dated January 22, 1990, between International Lease Finance Corporation and Alaska Airlines, Inc., summaries of 19 substantially identical lease agreements and Letter Agreement #1, dated January 22, 1990 (Filed as Exhibit 10-14 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Annual Report on Form 10-K for the year ended December 31, 1990, filed on April 11, 1991 and incorporated herein by reference.)

10.6*	Alaska Air Group Performance Based Pay Plan (formerly “Management Incentive Plan”), as amended and restated November 30, 2007 (Filed as Exhibit 10.7 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008 and incorporated herein by reference.)

10.7*	Alaska Air Group, Inc. 2008 Performance Incentive Plan (Filed as Exhibit 10.1 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Current Report on Form 8-K, filed on May 22, 2008 and incorporated herein by reference.)

10.7.1*	Alaska Air Group, Inc. 2008 Performance Incentive Plan Form of Nonqualified Stock Option Agreement (Filed as Exhibit 10.2 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Current Report on Form 8-K, filed on May 22, 2008 and incorporated herein by reference.)

10.7.2*	Alaska Air Group, Inc. 2008 Performance Incentive Plan Form of Stock Unit Award Agreement (Filed as Exhibit 10.3 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Current Report on Form 8-K, filed on May 22, 2008 and incorporated herein by reference.)

10.7.3*	Alaska Air Group, Inc. 2008 Performance Incentive Plan Form of Director Deferred Stock Unit Award Agreement (Filed as Exhibit 10.4 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Current Report on Form 8-K, filed on May 22, 2008 and incorporated herein by reference.)

10.7.4*	Alaska Air Group, Inc. 2008 Performance Incentive Plan Nonqualified Stock Option Agreement – Incentive Award (Filed as Exhibit 10.1 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Current Report on Form 8-K, filed on February 2, 2009 and incorporated herein by reference.)

10.7.5*	Alaska Air Group, Inc. 2008 Performance Incentive Plan Stock Unit Award Agreement – Incentive Award (Filed as Exhibit 10.2 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Current Report on Form 8-K, filed on February 2, 2009 and incorporated herein by reference.)

10.8*	Alaska Air Group, Inc. 2004 Long-Term Incentive Plan and original form of stock option and restricted stock unit agreements (Filed as Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on February 25, 2005 and incorporated herein by reference.)

10.8.1*	Alaska Air Group, Inc. 2004 Long-Term Incentive Plan Nonqualified Stock Option Agreement (Filed as Exhibit 10.8.1 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008 and incorporated herein by reference.)

10.8.2*	Alaska Air Group, Inc. 2004 Long-Term Incentive Plan Stock Unit Award Agreement (Filed as Exhibit 10.8.2 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008 and incorporated herein by reference.)

10.8.3*	Alaska Air Group, Inc. 2004 Long-Term Incentive Plan Performance Stock Unit Award Agreement (Filed as Exhibit 10.3 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Current Report on Form 8-K, filed on February 14, 2008 and incorporated herein by reference.)

10.9*	Alaska Air Group, Inc. 1999 Long-Term Incentive Equity Plan (Filed as Exhibit 99.1 to Alaska Air Group, Inc.’s Registration Statement on Form S-8, Registration No. 333-87563, filed on September 22, 1999 and incorporated herein by reference.)

10.10*	Alaska Air Group, Inc. 1997 Non Officer Long-Term Incentive Equity Plan (Filed as Exhibit 99.2 to Alaska Air Group, Inc.’s Registration Statement on Form S-8, Registration No. 333-39889, filed on November 10, 1997 and incorporated herein by reference.)

10.11*	Alaska Air Group, Inc. 1996 Long-Term Incentive Equity Plan (Filed as Exhibit 99.1 to Alaska Air Group, Inc.’s Registration Statement on Form S-8, Registration No. 333-09547, filed on August 5, 1996 and incorporated herein by reference.)

10.12*	Alaska Air Group, Inc. Non Employee Director Stock Plan (Filed as Exhibit 99.1 to Alaska Air Group, Inc.’s Registration Statement on Form S-8, Registration No. 333-33727, filed on August 15, 1997 and incorporated herein by reference.)

10.13*	Alaska Airlines, Inc. and Alaska Air Group, Inc. Supplementary Retirement Plan for Elected Officers, as amended November 7, 1994 (Filed as Exhibit 10.15 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Annual Report on Form 10-K for the year ended December 31, 1997, filed on February 10, 1998 and incorporated herein by reference.)

10.14*	Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan, as amended by First Amendment to the Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan and Second Amendment to the Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan (Filed as Exhibit 10.13 to Amendment No. 1 to Alaska Air Group, Inc.’s Registration Statement on Form S-1, Registration No. 333-107177, filed on September 23, 2003 and incorporated herein by reference.)

10.15*	Form of Alaska Air Group, Inc. Change of Control Agreement for named executive officers, as amended and restated November 28, 2007 (Filed as Exhibit 10.16 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008 and incorporated herein by reference.)

10.16*	Alaska Air Group, Inc. Nonqualified Deferred Compensation Plan, as amended and restated on December 1, 2005 (Filed as Exhibit 10.17 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008 and incorporated herein by reference.)

10.17*	Separation Agreement between Gregg Saretsky and Alaska Airlines, Inc. dated December 10, 2008 (Filed as Exhibit 10.1 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Current Report on Form 8-K, filed on December 10, 2008 and incorporated herein by reference.)

12.1†	Statement of Computation of Ratio of Earnings to Fixed Charges

23.1†	Consent of Independent Registered Public Accounting Firm (KPMG LLP)

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith.

*	Indicates management contract or compensatory plan or arrangement.

#	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

VALUATION AND QUALIFYING ACCOUNTS

Alaska Airlines, Inc.	Schedule II

(In Millions)	Beginning Balance	Additions Charged to Expense	Deductions	Ending Balance
Year Ended December 31, 2006
Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$2.2	$1.6	$(1.3)	$2.5

Obsolescence allowance for flight equipment spare parts	$12.2	$2.1	$(0.3)	$14.0

Year Ended December 31, 2007
Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$2.5	$1.6	$(2.5)	$1.6

Obsolescence allowance for flight equipment spare parts	$14.0	$2.4	$(1.3)	$15.1

Year Ended December 31, 2008
Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$1.6	$1.5	$(1.6)	$1.5

Obsolescence allowance for flight equipment spare parts (a)	$15.1	$1.1	$(9.1)	$7.1

(a)	Deductions in 2008 are primarily related to the write off of the MD-80 and B737-200 parts allowances against their respective costs bases.