Form 10-Q
period 2009-05-11
ALASKA AIRLINES INC
filed 2009-05-11
CIK 3202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009.
OR
 ☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to ___________

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

The registrant is a wholly owned subsidiary of Alaska Air Group, Inc., a Delaware corporation, and there is no market for the registrant’s common stock, par value $1.00 per share.  As of March 31, 2009, shares of common stock outstanding totaled 500.

ALASKA AIRLINES, INC.
Quarterly Report on Form 10-Q for the three months ended March 31, 2009

As used in this Form 10-Q, the terms “Alaska,” “our,” “we” and the “Company” refer to Alaska Airlines, Inc., unless the context indicates otherwise.

Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995.   Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions, although not all forward-looking statements contain these identifying words.  Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company’s present expectations. Some of the things that could cause our actual results to differ from our expectations are:

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

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control.  Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC.  We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements.  Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our shareholders.  For a discussion of these and other risk factors, see "Item 1A: Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2008.  Please consider our forward-looking statements in light of those risks as you read this report.

PART I. FINANCIAL INFORMATION
Item 1: Condensed Financial Statements

CONDENSED BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

ASSETS

(in millions)	March 31, 2009	December 31, 2008
Current Assets
Cash and cash equivalents	$236.9	$283.0
Marketable securities	805.9	794.3
Total cash and marketable securities	1,042.8	1,077.3
Receivables from related companies	322.4	285.9
Receivables - net	100.7	98.9
Inventories and supplies - net	20.4	26.7
Deferred income taxes	152.1	146.7
Fuel hedge contracts	11.1	13.7
Prepaid expenses and other current assets	33.0	30.1
Total Current Assets	1,682.5	1,679.3

Property and Equipment
Aircraft and other flight equipment	2,914.8	2,898.5
Other property and equipment	528.9	519.8
Deposits for future flight equipment	192.7	237.6
	3,636.4	3,655.9
Less accumulated depreciation and amortization	1,048.8	1,009.8
Total Property and Equipment - Net	2,587.6	2,646.1

Fuel Hedge Contracts	22.8	29.8

Other Assets	77.7	73.4

Total Assets	$4,370.6	$4,428.6

See accompanying notes to condensed financial statements.

CONDENSED BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER'S EQUITY

(in millions except share amounts)	March 31, 2009	December 31, 2008
Current Liabilities
Accounts payable	$55.1	$49.4
Payables to related companies	55.5	53.5
Accrued aircraft rent	46.6	60.2
Accrued wages, vacation and payroll taxes	84.1	101.2
Other accrued liabilities	535.2	510.7
Air traffic liability	399.1	372.2
Fuel hedge contracts liability	4.7	20.0
Current portion of long-term debt	142.3	225.1
Total Current Liabilities	1,322.6	1,392.3

Long-Term Debt, Net of Current Portion	1,334.0	1,334.1

Other Liabilities and Credits
Deferred income taxes	6.0	2.0
Deferred revenue	397.5	394.1
Obligation for pension and postretirement medical benefits	589.4	584.7
Other liabilities	126.1	126.4
	1,119.0	1,107.2
Commitments and Contingencies
Shareholder's Equity
Common stock, $1 par value
Authorized: 1,000 shares
Issued: 2009 and 2008 - 500 shares	-	-
Capital in excess of par value	644.8	640.1
Accumulated other comprehensive loss	(320.9)	(328.3)
Retained earnings	271.1	283.2
	595.0	595.0
Total Liabilities and Shareholder's Equity	$4,370.6	$4,428.6

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)
Alaska Airlines, Inc.

	Three Months Ended March 31,
(in millions)	2009	2008

Operating Revenues
Passenger	$539.8	$607.3
Freight and mail	18.3	21.3
Other - net	33.2	34.4
Total mainline operating revenues	591.3	663.0
Passenger - purchased capacity	61.8	70.4
Total Operating Revenues	653.1	733.4
Operating Expenses
Wages and benefits	197.4	192.1
Variable incentive pay	7.1	2.6
Aircraft fuel, including hedging gains and losses	131.9	233.7
Aircraft maintenance	46.3	42.1
Aircraft rent	26.5	28.2
Landing fees and other rentals	40.8	41.9
Contracted services	30.5	34.7
Selling expenses	19.1	26.5
Depreciation and amortization	43.3	38.8
Food and beverage service	11.0	11.7
Other	42.8	41.8
Total mainline operating expenses	596.7	694.1
Purchased capacity costs	62.7	76.7
Total Operating Expenses	659.4	770.8
Operating Loss	(6.3)	(37.4)
Nonoperating Income (Expense)
Interest income	10.1	13.1
Interest expense	(23.0)	(21.8)
Interest capitalized	2.5	5.9
Other - net	(1.6)	0.4
	(12.0)	(2.4)
Loss before income tax	(18.3)	(39.8)
Income tax benefit	(6.2)	(14.2)
Net Loss	$(12.1)	$(25.6)

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY (unaudited)
Alaska Airlines, Inc.

			Accumulated
		Capital in	Other
	Common	Excess of	Comprehensive	Retained
(in millions)	Stock	Par Value	Loss	Earnings	Total
Balances at December 31, 2008	$0.0	$640.1	$(328.3)	$283.2	$595.0
Net loss for the three months ended March 31, 2009				(12.1)	(12.1)
Other comprehensive income (loss):

Related to marketable securities:
Change in fair value			3.9
Reclassification to earnings			(0.6)
Income tax effect			(1.2)
			2.1		2.1

Adjustments related to employee benefit plans:			8.5
Income tax effect			(3.2)
			5.3		5.3

Total comprehensive loss					(4.7)

Stock-based compensation		4.7			4.7
Balances at March 31, 2009	$0.0	$644.8	$(320.9)	$271.1	$595.0

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
Alaska Airlines, Inc.

	Three Months Ended March 31,
(in millions)	2009	2008
Cash flows from operating activities:
Net loss	$(12.1)	$(25.6)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	43.3	38.8
Stock-based compensation	4.7	4.7
Increase in air traffic liability	26.9	109.0
Changes in other assets and liabilities - net	(46.2)	41.5
Net cash provided by operating activities	16.6	168.4
Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(172.5)	(103.6)
Other flight equipment	(16.5)	(11.8)
Other property and equipment	(9.2)	(8.9)
Total property and equipment additions	(198.2)	(124.3)
Proceeds from disposition of assets	0.4	5.3
Purchases of marketable securities	(160.5)	(259.2)
Sales and maturities of marketable securities	151.9	175.1
Restricted deposits and other	(3.4)	1.0
Net cash used in investing activities	(209.8)	(202.1)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	31.7	98.0
Proceeds from sale-leaseback transaction, net	230.0	-
Long-term debt payments	(114.6)	(56.8)
Net cash provided by financing activities	147.1	41.2
Net change in cash and cash equivalents	(46.1)	7.5
Cash and cash equivalents at beginning of year	283.0	204.3
Cash and cash equivalents at end of period	$236.9	$211.8
Supplemental disclosure of cash paid during the period for:
Interest (net of amount capitalized)	$23.9	$15.6
Income taxes	-	0.9

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
Alaska Airlines, Inc.

Note 1.	Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation
The accompanying unaudited condensed financial statements of Alaska Airlines, Inc.  (Alaska or the Company) should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Alaska Airlines, Inc., an Alaska corporation, is a wholly-owned subsidiary of Alaska Air Group, Inc. (Air Group), a Delaware corporation.  In the opinion of management, all adjustments have been made that are necessary to present fairly the Company’s financial position as of March 31, 2009, as well as the results of operations for the three months ended March 31, 2009 and 2008. The adjustments made were of a normal recurring nature.

The Company’s interim condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Significant estimates made include assumptions used to record liabilities; expenses and revenues associated with the Company’s Mileage Plan; amounts paid to lessors upon aircraft lease terminations; the fair market value of surplus or impaired aircraft, engines and parts; assumptions used in the calculations of pension expense in the Company’s defined-benefit plans; and the amounts of certain accrued liabilities. Actual results may differ from the Company’s estimates.

New and Proposed Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  SFAS 161 requires entities that use derivative instruments to provide certain qualitative disclosures about their objectives and strategies for using such instruments, amounts and location of the derivatives in the financial statements, among other disclosures. SFAS 161 was adopted as of January 1, 2009.  The required disclosures are included in Note 3.  The adoption of SFAS 161 did not have a material impact on the disclosures historically provided.

1BIn December 2008, the FASB issued Staff Position No. FAS 132(R)-1 amending SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, which, among other things, expands the disclosure regarding assets in an employer’s pension and postretirement benefit plans.  The primary change would be to add the fair value hierarchy disclosures required by SFAS No. 157 as it relates to the underlying assets of the pension and postretirement benefit plans.  The disclosures required by this position are effective in annual financial statements for fiscal years ending after December 15, 2009.  This position will impact the Company’s financial statement disclosures, but will have no impact on its financial position or results of operations.

2BIn April 2009, the FASB issued Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which clarifies the determination of fair value in SFAS 157 for assets and liabilities that may be involved in transactions that would not be considered orderly as defined in the position statement.  In April 2009, the FASB also issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This position statement provides additional guidance in determining whether a debt

3Bsecurity is other-than-temporarily impaired and how entities should record the impairment in the financial statements.  The standard would require credit losses, as defined, to be recorded through the statement of operations and the remaining impairment loss to be recorded through accumulated other comprehensive income.  Both of these staff positions are effective for annual and interim periods ending after June 15, 2009.  Management does not expect these positions will have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This position will require companies to provide, on an interim basis, disclosures that are currently required in annual statements for the fair value of financial instruments.  This position will be effective for interim periods ending after June 15, 2009.  The position will impact the Company’s financial statement disclosures, but will have no impact on its financial position or results of operations.

Fair Value Measurements
SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and expands disclosure about fair-value measurements required under other accounting pronouncements. The Company partially adopted this standard for financial assets and liabilities as of January 1, 2008 and, in accordance with FASB Staff Position No. 157-2, adopted the standard as it relates to nonfinancial assets and liabilities as of January 1, 2009. The adoption of this aspect of the standard had no impact on our financial position, statements of operations, or cash flows.

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

Cash, Cash Equivalents and Marketable Securities
The Company uses the “market approach” under SFAS 157 in determining the fair value of its cash, cash equivalents and marketable securities. The securities held by the Company are valued based on observable prices in active markets and considered to be liquid and easily tradable.  Amounts measured at fair value as of March 31, 2009 are as follows (in millions):
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$236.9	$—	$—	$236.9
Marketable securities	116.1	689.8	—	805.9
Total	$353.0	$689.8	$—	$1,042.8

4BThe Company’s marketable securities portfolio consists of US government securities, asset-backed obligations and other corporate obligations.  As of March 31, 2009, the Company had net unrealized losses of $0.7 million in its $1.04 billion cash and marketable securities balance portfolio, which management believes is not “other-than-temporarily” impaired as defined by FASB Staff Position FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  Gross unrealized gains were $13.4 million and gross unrealized losses were $14.1 million at March 31, 2009.  Further details of the securities that composed the gross unrealized losses are as follows (in millions):

	Unrealized Losses
	Less than 12 months	Greater than 12 months	Total	Fair Value of Securities with Unrealized Losses
U.S. Government Securities	$--	$--	$--	$--
Asset-backed obligations	(1.3)	(8.0)	(9.3)	73.9
Other corporate obligations	(3.4)	(1.4)	(4.8)	104.2
Total	$(4.7)	$(9.4)	$(14.1)	$178.1

6BNote 2.                      Fuel Hedge Contracts

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into call options, collar structures and swap agreements for crude oil, among other initiatives.

The Company records derivative instruments, all of which are currently fuel hedge contracts, on the balance sheet at their fair value.  Changes in the fair value of these fuel hedge contracts are recorded each period in aircraft fuel expense as the Company has not designated these instruments as hedge transactions under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

The following table summarizes the components of aircraft fuel expense for the three months ended March 31, 2009 and 2008 (in millions):
	2009	2008
Raw or “into-plane” fuel cost	$118.8	$257.7
(Gains) or losses in value and settlement of fuel hedge contracts	13.1	(24.0)
Aircraft fuel expense	$131.9	$233.7

The Company realized losses of $21.4 million and gains of $24.2 million in the three months ended March 31, 2009 and 2008, respectively, on fuel hedge contracts that settled during the period.

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

Outstanding future fuel hedge positions are as follows:
	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Approximate Crude Oil Price per Barrel
Second Quarter 2009	50%	37.2	$71
Third Quarter 2009	50%	39.9	$76
Fourth Quarter 2009	50%	36.1	$76
Remainder of 2009	50%	113.2	$74
First Quarter 2010	47%	33.2	$68
Second Quarter 2010	43%	32.1	$67
Third Quarter 2010	29%	23.5	$67
Fourth Quarter 2010	24%	17.0	$78
Full Year 2010	36%	105.8	$69
First Quarter 2011	17%	12.4	$91
Second Quarter 2011	15%	11.5	$73
Third Quarter 2011	11%	9.3	$74
Fourth Quarter 2011	5%	3.7	$67
Full Year 2011	12%	36.9	$78

As of March 31, 2009 and December 31, 2008, the net fair values of the Company’s fuel hedge positions were as follows (in millions):
	March 31, 2009	December 31, 2008
Call options or “caps”	$33.9	$43.5
Collar contracts	(4.7)	(20.0)
Total	$29.2	$23.5

The Company paid premiums of $71.3 million and $73.9 million, respectively, to purchase the call options that were in the portfolio at March 31, 2009 and December 31, 2008, respectively.  The Company does have agreements with its counterparties for the collar contracts requiring cash collateral if certain liability levels are met.  The Company did not have any cash collateral held by these counterparties at March 31, 2009 or December 31, 2008.

7BNote 3.                      Restructuring Charges

In the third quarter of 2008, Alaska announced reductions in work force among union and non-union employees.  The Company recorded a $12.9 million charge in 2008 representing the severance payments and estimated medical coverage obligation for the affected employees.

The following table displays the activity and balance of the severance and related cost components of the Company’s restructuring accrual as of and for the three-months ended March 31, 2009 and 2008 (in millions):

Accrual for Severance and Related Costs	2009	2008
Balance at December 31, 2008 and 2007	$7.2	$0.7
Cash payments	(6.2)	(0.5)
Balance at March 31	$1.0	$0.2

The Company will make the majority of the remaining cash payments in the second and third quarters of 2009. The accrual for severance and related costs is included in accrued wages, vacation and payroll taxes in the balance sheets.

8BNote 4.                                Long-term Debt

Long-term debt obligations were as follows (in millions):
	March 31, 2009	December 31, 2008
Fixed-rate notes payable due through 2022	$1,197.0	$1,192.1
Variable-rate notes payable due through 2019	250.2	252.2
16BBank line-of-credit facility expiring in 2010	—	18B75.0
19BPre-delivery payment facility expiring in 2011	20B29.1	21B39.9
Long-term debt	1,476.3	1,559.2
Less current portion	(142.3)	(225.1)
	$1,334.0	$1,334.1

During the first three months of 2009, Alaska borrowed $29.0 million using fixed-rate debt secured by flight equipment and another $2.7 million from its pre-delivery payment facility.  Alaska made payments of $114.6 million, including $13.5 million on its pre-delivery payment facility and $75 million on its bank line-of-credit facility.

9BNote 5.                      Employee Benefit Plans

Pension Plans - Qualified Defined Benefit
Net pension expense for the three months ended March 31 included the following components
(in millions):
	2009	2008
Service cost	$11.1	$12.2
Interest cost	16.7	15.7
Expected return on assets	(12.8)	(17.9)
Amortization of prior service cost	1.1	1.1
Actuarial loss	7.2	1.4
Net pension expense	$23.3	$12.5

25BAlthough there is no required minimum funding in 2009, the Company contributed $10.6 million to its qualified defined-benefit plans during the three months ended March 31, 2009, and expects to contribute an additional $37.2 million to these plans during the remainder of 2009.  The Company made $17.2 million in contributions to its defined-benefit pension plans during the three months ended March 31, 2008.

Pension Plans - Nonqualified Defined Benefit
Net pension expense for the unfunded, noncontributory defined-benefit plans was $0.8 million and $0.9 million for the three months ended March 31, 2009 and 2008, respectively.

Postretirement Medical Benefits
Net periodic benefit cost for the post-retirement medical plans for the three months ended March 31, 2009 and 2008 was $3.3 million and $2.8 million, respectively.

10B

Note 6.                                Other Assets

Other assets consisted of the following (in millions):
	March 31, 2009	December 31, 2008
Restricted deposits (primarily restricted investments)	$60.8	$57.4
Deferred costs and other*	16.9	16.0
	$77.7	$73.4
*Deferred costs and other includes deferred financing costs, long-term prepaid rent, lease deposits and other items.

11BNote 7.                                Mileage Plan

Alaska’s Mileage Plan deferrals and liabilities are included under the following balance sheet captions
(in millions):
	March 31, 2009	December 31, 2008
Current Liabilities:
Other accrued liabilities	$285.5	$280.4
Other Liabilities and Credits (non-current):
Deferred revenue	397.5	394.1
Other liabilities	13.2	15.9
	$696.2	$690.4

Alaska’s Mileage Plan revenue is included under the following condensed statements of operations captions for the three months ended March 31 (in millions):

	2009	2008
Passenger revenues	$36.3	$25.3
Passenger revenue – purchased capacity	0.9	--
Other - net revenues	24.5	26.7
	$61.7	$52.0

0BNote 8.                      Stock-Based Compensation Plans

Stock-based compensation recorded by the Company relates to stock award granted to Company employees by Air Group.  As the Company does not have common stock that is traded on an exchange and all equity-based awards are related to Air Group common stock, the disclosures below have been limited.

The Company accounts for stock-based awards using SFAS No. 123R, Share-Based Payment: An Amendment of SFAS Nos. 123 and 95. All stock-based compensation expense is recorded in wages and benefits in the condensed statements of operations.  See Note 10 for discussion of an error in prior periods related to stock-based compensation.

The Company has stock awards outstanding under a number of Air Group’s long-term incentive equity plans, one of which continues to provide for the grant of stock awards of Air Group’s common stock to directors, officers and employees of the Company and its subsidiaries.  Compensation expense is recorded over the shorter of the vesting period between the grant date and the date the employee becomes retirement-eligible as defined in the applicable plan.

Stock Options
During the three months ended March 31, 2009, Air Group granted 347,588 options to the Company’s employees with a weighted-average fair value of $14.00 per share.  During the same period in the prior year, the Company granted 253,924 options with a weighted-average fair value of $12.01 per share.

12BThe Company recorded stock-based compensation expense related to stock options of $2.0 million ($1.2 million after tax) and $1.9 million ($1.2 million after tax) for the three months ended March 31, 2009 and 2008, respectfully. As of March 31, 2009, $5.4 million of compensation cost associated with unvested stock option awards attributable to future service had not yet been recognized.  This amount will be recognized as expense over a weighted-average period of 2.8 years.

As of March 31, 2009, options to purchase 1,268,006 shares of Air Group’s common stock were outstanding with a weighted-average exercise price of $30.92.  Of that total, 457,062 were exercisable at a weighted-average exercise price of $34.00.

13BRestricted Stock Awards
During the three months ended March 31, 2009, Air Group awarded 218,409 restricted stock units (RSUs) to certain employees of the Company, with a weighted-average grant date fair value of $27.56.  This amount reflects the value of the total RSU awards at the grant date based on the closing price of the Air Group’s common stock.

Compensation cost for RSUs is recognized over three years from the date of grant as the awards “cliff vest” after three years.  The Company recorded stock-based compensation expense related to RSUs of $2.5 million ($1.6 million after tax) and $2.0 million ($1.3 million after tax) for the three-month ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, $7.5 million of compensation cost associated with unvested restricted stock awards attributable to future service had not yet been recognized.  This amount will be recognized as expense over a weighted-average period of 2.3 years.

27BEmployee Stock Purchase Plan
35BCompensation expense recognized under the Employee Stock Purchase Plan was $0.2 million and $0.6 million for the three months ended March 31, 2009 and 2008, respectively.

28BSummary of Stock-Based Compensation
The table below summarizes the components of total stock-based compensation for the three months ended March 31, 2009 and 2008 (in millions):
	2009	2008
Stock options	$2.0	$1.9
Restricted stock units	2.5	2.0
Performance share units	--	0.2
Employee stock purchase plan	0.2	0.6
Total stock-based compensation	$4.7	$4.7

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

The Company paid $57.8 million and $71.4 million to Horizon under the CPA agreement during the three months ended March 31, 2009 and 2008, respectively.

Intercompany Services
The Company performs all ticket processing for Horizon. Horizon’s ticket sales are recorded by Alaska as air traffic liability and revenue is allocated to and recorded by Horizon when transportation is provided.

Mileage Plan participants may earn and redeem miles on Horizon flights.  As of January 1, 2009, the Company began allocating Mileage Plan revenue to Horizon for miles redeemed on Horizon flights and also began allocating expenses to Horizon for miles earned on Horizon flights.  For the three months ended March 31, 2009, $2.4 million of passenger revenue and a $0.3 million credit to selling expenses were allocated to Horizon for miles redeemed and earned on Horizon flights, respectively.  There was no allocation of Mileage Plan revenues or expenses in the first three months of 2008.

The Company provides certain services to Horizon for which the Company receives payment from Horizon based on the cost of the services, including personnel expenses related to development and maintenance of certain information and communication systems, processing Horizon’s revenue transactions, accounting and payroll services, and other administrative services.  The Company also pays certain leasing and other facilities costs on Horizon’s behalf that are reimbursed monthly by Horizon. Total amounts received by the Company from Horizon were $2.7 million and $2.6 million for the three months ended March 31, 2009 and 2008, respectively.

In the normal course of business, Alaska and Horizon each provide certain ground handling services to the other company.  Charges for ground services provided by the Company to Horizon totaled $2.3 million and $2.5 million during the three months ended March 31, 2009 and 2008, respectively.  Charges for ground services provided by Horizon to the Company totaled $1.7 million and $2.4 million for the three months ended March 31, 2009 and 2008, respectively.

The Company also advances Horizon funds at varying interest rates.  All amounts are payable on demand.  Interest income recognized related to the Horizon receivable totaled $1.7 million and $2.9 million for the three months ended March 31, 2009 and 2008, respectively.  Offsetting this amount is interest paid to Horizon on ticket sales processed by Alaska.  Interest expense related to these ticket sales was $0.6 million and $1.3 million for the three months ended March 31, 2009 and 2008, respectively.

At March 31, 2009, receivables from related companies include $185.1 million from Horizon, $7.2 million from Alaska Air Group Leasing (AAGL) and $130.1 million from Air Group.  At March 31, 2009, payables to related companies include $2.2 million to Horizon, $0.8 million to AAGL and $52.5 million to Air Group.

14BNote 10.                      Adjustment to Prior-Period Results

In the third quarter of 2008, the Company discovered an error in its calculation of stock-based compensation expense under SFAS No. 123R for certain awards granted after January 1, 2006.  The error related to the time period over which compensation expense was recorded.  The company had been recording compensation expense over the vesting period, which was deemed to be the service period.  However, many employees that receive award grants are eligible for retirement or will be eligible for retirement prior to the end of the vesting period.  The award plans allow for continued vesting subsequent to retirement.  As such, the related compensation expense should have been recorded over the shorter of the vesting period or the period from the date of grant to the date the employee is eligible for retirement.  The error resulted in a $1.9 million understatement of wages and benefits expense in the first quarter of 2008.  The Company concluded that this item was not material, and in accordance with SAB 108, adjusted wage and benefits expense for the three months ended March 31, 2008.  There was no impact to the first quarter of 2009.  See the tables below for further details.

Reconciliation Between Amounts Previously Reported and Corrected Amounts

The impact of the stock-based compensation expense correction on financial statement line items is presented below (in millions):

UCCondensed Statement of Operations:

	Three Months Ended March 31, 2008
	As Originally Reported	Adjustment	As Corrected
Wages and benefits	$190.2	$1.9	$192.1
Total Operating Expenses	768.9	1.9	770.8
Operating Loss	(35.5)	(1.9)	(37.4)
Loss before income tax	(37.9)	(1.9)	(39.8)
Net Loss	$(24.4)	$(1.2)	$(25.6)

15BNote 11.                      Contingencies

Grievance with International Association of Machinists
In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with Alaska alleging that Alaska violated the CBA by, among other things, subcontracting the ramp service operation in Seattle.  The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007.  In July 2008, the arbitrator issued a final decision in the matter.  In that decision, the arbitrator found that Alaska had violated the CBA and instructed Alaska and the IAM to negotiate a remedy.  The parties have met, but the matter has not yet been resolved.  Another arbitration hearing has been set for June 2009, with a preliminary hearing in May 2009.  Management currently does not believe that any final remedy will materially impact our financial position or results of operations.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our operations and our present business environment.  MD&A is provided as a supplement to – and should be read in conjunction with – our condensed financial statements and the accompanying notes.  All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements.  Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in the Company’s filings with the Securities and Exchange Commission including those listed in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.  This overview summarizes MD&A, which includes the following sections:

•	First Quarter in Review – highlights from the first quarter of 2009 outlining some of the major events that happened during the period and how they affected our financial performance.

•
Results of Operations – an in-depth analysis of the results of our operations for the three months ended March 31, 2009.  We believe this analysis will help the reader better understand our condensed statements of operations.  This section also includes forward-looking statements regarding our view of the remainder of 2009.

•
Liquidity and Capital Resources – as the Company is filing this Form 10-Q with reduced disclosures in accordance with General Instruction H(1)(a) and (b) of Form 10-Q, we do not discuss liquidity and capital resources.  Liquidity and capital resources is managed at an Air Group level.  As such, we would refer the reader to Alaska Air Group, Inc.’s Form 10-Q filed on May 8, 2009 for an analysis of cash flows, liquidity, and capital resources.

Alaska’s filings with the Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at www.alaskaair.com.  The information contained on our website is not a part of this quarterly report on Form 10-Q.

FIRST QUARTER IN REVIEW
Our pretax loss was $18.3 million for the first quarter of 2009 compared to a pretax loss of $39.8 million in the first quarter of 2008.  The improvement in our pretax earnings was primarily due to a significant decline in aircraft fuel cost from the first quarter of 2008, offset by lower revenues.

•
Economic fuel averaged $1.91 per gallon in the first quarter of 2009, compared to $2.72 in 2008.  This, along with a decline in consumption, resulted in a $93.3 million reduction in our economic fuel expense for the quarter.

•
Partially offsetting this decline in fuel cost was the 10.9% reduction in operating revenues driven by softening demand in the midst of the current economic turmoil.  In the first quarter, mainline traffic fell by 7.7%.

Other significant developments during the first quarter of 2009 and through the filing of this Form 10-Q are described below.

Mileage Plan Award
Our Mileage Plan program won the 2008 “Program of the Year” award at the Freddie Awards held in April 2009.  This is the fifth time that we have won this highest award and the second year in a row.  We also won the top prizes for “Best Web Site,” “Best Elite-Level Program,” and “Best Member Communications.”

Update on Labor Negotiations
We recently reached a tentative agreement with the Air Line Pilots Association (ALPA) on a new four-year contract representing our pilots.  The financial terms of the agreement will not be disclosed until the vote has been completed, which is expected in late May 2009.  We would note, however, that our objectives were to improve both wage rates and productivity, to close the defined benefit pension plan to new entrants, and to move toward a common profit-sharing program for all of our employees.  We believe this tentative agreement meets these objectives.

Alaska and our flight attendants agreed on a two-year extension of the current contract.  The new contract will become amendable in April 2012.  As part of the new contract, flight attendants will receive a 1.5% pay increase on May 1, 2010 and May 1, 2011 and will now participate in the same performance-based incentive plan as Alaska’s non-union and dispatch employees.  The flight attendants received a bonus upon ratification of the contract totaling $2.0 million in the aggregate.  This has been recorded in wages and benefits in the condensed statement of operations for the three months ended March 31, 2009.

H1N1 Virus
The H1N1 influenza virus, or “swine flu,” is currently impacting travel behavior, specifically travel to and from Mexico where the virus originated.  The World Health Organization has stated that this virus poses a Level 5 threat, which indicates that the outbreak is capable of widespread human infection.  The Centers for Disease Control and Prevention has advised that nonessential travel to and from Mexico be delayed or cancelled until further notice.  However, recent media reports indicate that the virus is milder than originally reported and that the situation appears to be stabilizing.

In response to the decline in passenger demand for travel in the affected markets, we recently announced that we will be reducing our capacity to Mexico destinations beginning July 2, 2009 by 37%, with some selective cancellations beginning immediately.  The capacity will be redeployed to other leisure destination markets, primarily Hawaii.  Flights to and from Mexico represented approximately 13% of Alaska’s total passenger traffic in the first quarter of 2009, generally the highest quarter of the year, and 8% of total traffic in the full year of 2008.  We will be monitoring the situation closely and will make any further changes to our schedule if necessary.

New Markets
In the first quarter, we announced that Alaska would begin daily non-stop service between Seattle and Austin, Texas beginning August 3, 2009; between Portland, Ore. and Maui beginning July 3, 2009; between Seattle and Houston beginning September 23, 2009; between Seattle and Atlanta beginning October 23, 2009; and between Bellingham, Wash. to Las Vegas beginning June 25, 2009.  Alaska also announced new service between Oakland, Calif. and Maui beginning November 9, 2009 four times a week and thrice-weekly service between Oakland and Kona beginning November 10, 2009.

First Bag Service Charge
We recently announced that we will join nearly all major domestic carriers in charging for a first checked bag.  The $15 service charge is effective for tickets purchased beginning May 1, 2009 for travel commencing July 7, 2009.  This fee will not apply to our MVP or MVP Gold Mileage Plan members, for those traveling solely within the state of Alaska, and for certain other passengers.  We believe this fee will generate, for Air Group, at least $70 million of incremental revenue on an annual basis and $30 million of incremental revenue for the remainder of 2009.  Our desire is to keep our base ticket prices competitive and to allow our customers to pay only for the added services that they use.

New Luggage Guarantee
We have also introduced a guarantee to compensate passengers if their bags are not at the baggage claim within 25 minutes after their flight parks at the gate.  Passengers will have the choice of 2,500 Mileage Plan miles or a $25 voucher that can be used on a future flight.  This guarantee is for all passengers with luggage, including those that were not subject to the service charge. We believe that we are the only airline to offer this guarantee to customers.

On-Board Wi-Fi
We began testing its in-flight Wi-Fi service during the first quarter of 2009.  The initial customer feedback has been positive, and we expect to retrofit approximately half of our fleet in 2009 and the remaining half in 2010.  We are now evaluating pricing models for use of the service.

Impact of Mt. Redoubt Eruptions
The eruptions of Mt. Redoubt in Alaska significantly impacted our operations during the first quarter.  As the safety of our passengers and employees is our highest priority, we cancelled more than 300 flights in and out of the state of Alaska affecting more than 20,000 passengers.  Most of those passengers were re-accommodated on other flights.  The overall financial impact of the operational disruption was not material to our financial results.

Outlook
Looking ahead, advance bookings for May and June 2009 are down compared to the same period of 2008.  We believe the advance booking trends show signs of weakness in demand, which will have a negative impact on ticket yields and unit revenues.  If demand continues to deteriorate, we are prepared to reduce capacity further in the fall of 2009.  We will continue to focus on reducing and/or redeploying our capacity to optimize load factors and revenue performance.  We currently expect mainline capacity to decline 6% in 2009 compared to 2008.

RESULTS OF OPERATIONS
COMPARISON OF QUARTER ENDED MARCH 31, 2009 TO QUARTER ENDED MARCH 31, 2008
Our net loss for the first quarter of 2009 was $12.1 million compared to a net loss of $25.6 million in 2008.  Both periods include adjustments to reflect the timing of gain or loss recognition resulting from mark-to-market accounting related to our fuel hedge portfolio.  In the first quarter of 2009, we recognized net mark-to-market gains of $8.3 million ($5.2 million after tax) compared to losses of $0.2 million ($0.1 million after tax) in the first quarter of 2008.  These gains offset aircraft fuel expense.

Financial and statistical data is shown on pages 21. An in-depth discussion of the results begins on page 22.

Financial and Statistical Data (unaudited)

	Three Months Ended March 31,
Financial Data (in millions):	2009		2008		% Change
Operating Revenues:
Passenger	$539.8		$607.3		(11.1)
Freight and mail	18.3		21.3		(14.1)
Other - net	33.2		34.4		(3.5)
Total mainline operating revenues	591.3		663.0		(10.8)
Passenger - purchased capacity	61.8		70.4		(12.2)
Total Operating Revenues	653.1		733.4		(10.9)

Operating Expenses:
Wages and benefits	197.4		192.1		2.8
Variable incentive pay	7.1		2.6		173.1
Aircraft fuel, including hedging gains and losses	131.9		233.7		(43.6)
Aircraft maintenance	46.3		42.1		10.0
Aircraft rent	26.5		28.2		(6.0)
Landing fees and other rentals	40.8		41.9		(2.6)
Contracted services	30.5		34.7		(12.1)
Selling expenses	19.1		26.5		(27.9)
Depreciation and amortization	43.3		38.8		11.6
Food and beverage service	11.0		11.7		(6.0)
Other	42.8		41.8		2.4
Total mainline operating expenses	596.7		694.1		(14.0)
Purchased capacity costs	62.7		76.7		(18.3)
Total Operating Expenses	659.4		770.8		(14.5)

Operating Loss	(6.3)		(37.4)		NM

Interest income	10.1		13.1
Interest expense	(23.0)		(21.8)
Interest capitalized	2.5		5.9
Other - net	(1.6)		0.4
	(12.0)		(2.4)

Loss Before Income Tax	$(18.3)		$(39.8)		NM

Mainline Operating Statistics:
Revenue passengers (000)	3,573		4,080		(12.4)
RPMs (000,000) "traffic"	4,179		4,526		(7.7)
ASMs (000,000) "capacity"	5,520		6,084		(9.3)
Passenger load factor	75.7%		74.4%		1.3pts
Yield per passenger mile	12.92	¢	13.42	¢	(3.7)
Operating revenue per ASM (RASM)	10.71	¢	10.90	¢	(1.7)
Passenger revenue per ASM	9.78	¢	9.98	¢	(2.0)
Operating expenses per ASM	10.81	¢	11.41	¢	(5.3)
Aircraft fuel cost per ASM	2.39	¢	3.84	¢	(37.8)
Aircraft fuel cost per gallon	$1.80		$2.72		(33.9)
Economic fuel cost per gallon	$1.91		$2.72		(29.8)
Fuel gallons (000,000)	73.3		85.9		(14.7)
Average number of full-time equivalent employees	9,021		9,881		(8.7)
Aircraft utilization (blk hrs/day)	9.9		10.8		(8.3)
Average aircraft stage length (miles)	1,016		969		4.9
Operating fleet at period-end	112		115		(3	) a/c

Regional Operating Statistics:
RPMs (000,000)	215		267		(19.5)
ASMs (000,000)	316		363		(12.9)
Passenger load factor	68.0%		73.6%		(5.6)pts
Yield per passenger mile	28.74	¢	26.37	¢	9.0
Operating revenue per ASM	19.56	¢	19.39	¢	0.8
Operating expenses per ASM	19.84	¢	21.13	¢	(6.1)

NM = Not Meaningful

REVENUES
Total operating revenues decreased $80.3 million, or 10.9%, during the first quarter of 2009 as compared to the same period in 2008.  The components of Alaska’s revenue are summarized in the following table:

(in millions)	March 31, 2009	March 31, 2008	% Change
Passenger revenue - mainline	$539.8	$607.3	(11.1)
Freight and mail	18.3	21.3	(14.1)
Other - net	33.2	34.4	(3.5)
Total mainline operating revenues	$591.3	$663.0	(10.8)
Passenger revenue - purchased capacity	61.8	70.4	(12.2)
Total Operating Revenues	$653.1	$733.4	(10.9)

Operating Revenue – Mainline
Mainline passenger revenue declined 11.1% on a 9.3% decrease in capacity and a 2.0% decrease in passenger revenue per available seat mile (PRASM).  The decline in PRASM was driven by a 3.7% decrease in yields and slightly higher load factor compared to the first quarter of 2008.  The decline in yields reflects the overall economic climate and the resulting discounting of fares and is also a result of longer average trip lengths.  Sequentially, PRASM improved by 5% in January, but declined by 4% in February and just over 6% in March when compared to the prior-year periods.  The shift in the timing of Easter negatively impacted March results.  Regionally, we saw strength in the Hawaii and Alaska long-haul markets and weakness in the Bay area and Southern California markets.

Our load factor in April 2009 was 78.9%, which is slightly higher than the 76.9% in April 2008, primarily due to the shift of the Easter holiday from March in 2008 to April of this year.  Our advance bookings currently suggest that load factors will be down two points and four points in May and June, respectively, compared to the prior year. We believe that the advances indicate further demand weakness, which will have a negative impact on ticket yields.

Ancillary revenues included in passenger revenue increased from $17.9 million in the first quarter of 2008 to $22.2 million in the first quarter of 2009.  The increase is primarily due to the implementation of a second checked bag fee in the third quarter of 2008 and an increase in other fees, partially offset by a decline in the number of passengers.  Ancillary revenues will increase when the first bag service charges becomes effective.

Freight and mail revenue decreased by $3.0 million, or 14.1%, primarily as a result of lower volumes and lower fuel surcharges.

Other – net revenues declined $1.2 million, or 3.5%.  Mileage Plan revenues declined by $2.2 million primarily as a result of a decline in award redemptions on other airlines compared to the first quarter of 2008.

Passenger Revenue – Purchased Capacity
Passenger revenue – purchased capacity decreased by $8.6 million to $61.8 million because of a 19.5% decrease in passenger traffic, offset by a slight increase in unit revenues compared to the prior year.  Unit revenues have increased as a result of a 9.0% increase in yields, largely offset by a 5.6-point decline in load factors.

EXPENSES
For the quarter, total operating expenses declined $111.4 million compared to the same period in 2008 mostly as a result of the significant decreases in fuel expense. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

(in millions)	March 31, 2009	March 31, 2008	% Change
Mainline operating expenses	$596.7	$694.1	(14.0)
Purchased capacity costs	62.7	76.7	(18.3)
Total Operating Expenses	$659.4	$770.8	(14.5)

Mainline Operating Expenses
Total mainline operating expenses decreased $97.4 million from the first quarter of 2008. The decline was primarily due to the $101.8 million decrease in aircraft fuel expense compared to the first quarter of 2008 and relatively flat non-fuel operating expenses.  Significant individual expense variances from the first quarter of 2008 are described more fully below.

Wages and Benefits
Wages and benefits were up $5.3 million, or 2.8%, compared to the first quarter of 2008.  The increase is primarily due to a $10.8 increase in our defined-benefit pension cost and a $2.0 million signing bonus associated with the new two-year extension to the current contract with our flight attendants, offset by an overall 8.7% reduction in full-time equivalent employees.

Variable Incentive Pay
Variable incentive pay increased from $2.6 million in the first quarter of 2008 to $7.1 million in the first quarter of 2009. The increase reflects higher year-over-year accruals for profit-based incentives that are based on estimated full-year results.  The increase can also be attributed to the addition of flight attendants to the Air Group performance-based incentive plan, which results in a larger expected payout for 2009 than the variable pay plan under which they were previously covered.  This change is a component of the newly ratified contract with Alaska’s flight attendants.

Aircraft Fuel
Aircraft fuel expense includes both raw fuel expense (as defined below) plus the effect of mark-to-market adjustments to our fuel hedge portfolio included in our income statement as the value of the portfolio increases and decreases.  By definition, our aircraft fuel expense is very volatile, even between quarters, because it includes these gains or losses in the value of underlying instrument as crude oil prices increase or decrease.  Raw fuel expense is defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes and fees.  Raw fuel prices are impacted by world oil prices and refining costs, which can vary by region in the U.S.  Raw fuel expense approximates cash paid to suppliers and does not reflect the effect of our fuel hedges.

Aircraft fuel expense decreased $101.8 million, or 43.6%, compared to the first quarter of 2008.  The elements of the change are illustrated in the following table:

	Three Months Ended March 31
(in millions, except per-gallon amounts)	2009	2008	% Change
Fuel gallons consumed	73.3	85.9	(14.7)
Raw price per gallon	$1.62	$3.00	(46.0)
Total raw fuel expense	$118.8	$257.7	(53.9)
Net impact on fuel expense from (gains) and losses arising from fuel-hedging activities	13.1	(24.0)	NM
Aircraft fuel expense	$131.9	$233.7	(43.6)

NM = Not meaningful

Fuel gallons consumed decreased by 14.7% primarily as a result of the 9.3% decrease in capacity and improved fuel efficiency of our fleet as we completed the fleet transition out of the less-efficient MD-80 aircraft to newer, more-efficient B737-800 aircraft in the second half of 2008.

The raw fuel price per gallon declined by 46.0% as a result of lower West Coast jet fuel prices that were due to a considerable decrease in crude oil costs and refinery margins.  Based on the current price of jet fuel, we expect that the raw price per gallon in 2009 will be significantly lower than in 2008.

We also evaluate economic fuel expense, which we define as raw fuel expense less the cash we receive from hedge counterparties for hedges that settle during the period, offset by the premium expense that we paid for those contracts. A key difference between aircraft fuel expense and economic fuel expense is the timing of gain or loss recognition on our hedge portfolio.  When we refer to economic fuel expense, we include gains and losses only when they are realized for those contracts that were settled during the period based on their original contract terms.  The realized gains or losses include any cash settlement paid to or received from the hedge counterparties and the recognition of any premiums originally paid for the settled contracts.  We believe this is the best measure of the effect that fuel prices are currently having on our business because it most closely approximates the net cash outflow associated with purchasing fuel for our operations. Accordingly, many industry analysts evaluate our results using this measure, and it is the basis for most internal management reporting and incentive pay plans.

Our economic fuel expense is calculated as follows:

	Three Months Ended March 31
(in millions, except per-gallon amounts)	2009	2008	% Change
Raw fuel expense	$118.8	$257.7	(53.9)
Plus or minus: net of cash received from settled hedges and premium expense recognized	21.4	(24.2)	NM
Economic fuel expense	$140.2	$233.5	(40.0)
Fuel gallons consumed	73.3	85.9	(14.7)
Economic fuel cost per gallon	$1.91	$2.72	(29.8)

NM = Not meaningful

As noted in the table above, the total net amount recognized for hedges that settled during the period was $21.4 million in the first quarter of 2009, which represents the premium expense recognized for those hedges net of any cash received or paid upon settlement, compared to a net cash benefit of $24.2 million in 2008.  The decrease is primarily due to the significant decrease in crude oil prices over the past year combined with the higher average exercise prices on hedge contracts that settled this quarter compared to the first quarter of 2008.
We currently expect economic fuel expense to be significantly lower for the full year of 2009 than in 2008 because of lower jet fuel prices.

Aircraft Maintenance
Aircraft maintenance increased by $4.2 million, or 10.0%, compared to the prior-year quarter because of a higher average cost of airframe maintenance events and a new power-by-the-hour maintenance agreement on our B737-700 and B737-900 aircraft engines, partially offset by the benefits of our fleet transition as we have replaced all of our aging MD-80s with newer B737-800s. Our current expectation is that aircraft maintenance costs will be higher for the balance of 2009 compared to 2008 because of the timing of certain required maintenance events and the power-by-the-hour contract.

Contracted Services
Contracted services declined by $4.2 million, or 12.1%, compared to the first quarter of 2008 as a result of the reduction in the number of flights operated throughout our system where vendors are used.

Selling Expenses
Selling expenses declined by $7.4 million, or 27.9%, compared to the first quarter of 2008 as a result of lower credit card and travel agency commissions and lower ticket distribution costs resulting from the decline in passenger traffic.  We expect selling expense to be lower than 2008 levels for the next two quarters because of lower traffic levels, partially offset by higher advertising expense supporting our North of Expected campaign.

Depreciation and Amortization
Depreciation and amortization increased $4.5 million, or 11.6%, compared to the first quarter of 2008.  This is primarily due to the additional B737-800 aircraft delivered in the last nine months of 2008 and the first quarter of 2009.

Aircraft Rent
Aircraft rent declined $1.7 million, or 6.0%, compared to the first three months of 2008.  The decline was primarily due to the removal of all remaining MD-80 aircraft from our operating fleet in 2008 and the return of six B737-400 aircraft since the first quarter of 2008.  These declines were partially offset by the sale-leaseback transactions for six B737-800 aircraft that were completed in February and March 2009.  We expect that rent expense will be higher in the second quarter and the full year as compared to 2008 because of these sale-leaseback transactions.

Mainline Unit Costs per Available Seat Mile
Operating costs per ASM (CASM) is an important metric in the industry, and we use it to gauge the effectiveness of our cost-reduction efforts.  Our effort to reduce unit cost focuses primarily on reducing the actual dollars we spend to the maximum extent possible with declines in capacity and, in a period of growth, increasing our capacity without adding a commensurate amount of cost.

Our mainline operating costs per mainline ASM are summarized below:

	Three Months Ended March 31
	2009		2008		% Change
Total mainline operating expenses per ASM (CASM)	10.81	¢	11.41	¢	(5.3)
CASM includes the following components:
Aircraft fuel cost per ASM	2.39	¢	3.84	¢	(37.8)

We have separately listed in the above table our fuel costs per ASM.  These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and certain special items to measure our cost-reduction progress.  We believe that such analysis may be important to investors and other readers of these financial statements for the following reasons:

•
By eliminating fuel expense and certain special items from our unit cost metrics, we believe that we have better visibility into the results of our non-fuel cost-reduction initiatives.  Our industry is highly competitive and is characterized by high fixed costs, so even a small reduction in non-fuel operating costs can result in a significant improvement in operating results.  In addition, we believe that all domestic carriers are similarly impacted by changes in jet fuel costs over the long run, so it is important for management (and thus Air Group investors) to understand the impact of (and trends in) company-specific cost drivers such as labor rates and productivity, airport costs, maintenance costs, etc., which are more controllable by management.

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

•
Mainline cost per ASM excluding fuel (and other items as specified in our plan documents) is an important metric for the employee incentive plan that covers company management and certain other employee groups.

•
Mainline cost per ASM excluding fuel and certain special items is a measure commonly used by industry analysts, and we believe it is the basis by which they compare our airlines to others in the industry.  The measure is also the subject of frequent questions from investors.

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

•
Although we disclose our “mainline” passenger unit revenues, we do not (nor are we able to) evaluate mainline unit revenues excluding the impact that changes in fuel costs have had on ticket prices.  Fuel expense represents a large percentage of our total mainline operating expenses. Fluctuations in fuel prices often drive changes in unit revenues in the mid-to-long term.  Although we believe it is useful to evaluate non-fuel unit costs for the reasons noted above, we would caution readers of these financial statements not to place undue reliance on unit costs excluding fuel as a measure or predictor of future profitability because of the significant impact of fuel costs on our business.

We currently forecast our mainline costs per ASM excluding fuel and other special items for the second quarter and full year of 2009 to be up 9% and 8%, respectively, compared to 2008.  The full-year forecast includes an estimate of the impact of the tentative agreement with our pilots.

Purchased Capacity Costs
Purchased capacity costs declined $14.0 million, or 18.3%, compared to the first quarter of 2008 to $62.7 million in the first quarter of 2009.  Of the total, $57.8 million was paid to Horizon under the CPA for 299 million ASMs, a capacity decline of 13.1% from the first quarter of 2008.

Nonoperating Income (Expense)
Net nonoperating expense was $12.0 million in the first quarter of 2009 compared to $2.4 million in the first quarter of 2008.  Interest income declined $3.0 million compared to the first quarter of 2008 as a result of lower average portfolio returns, offset by a higher average cash and marketable securities balance. Interest expense increased $1.2 million primarily resulting from new debt arrangements in 2008 and the first quarter of 2009, partially offset by lower interest rates on our variable-rate debt.  Capitalized interest was $3.4 million lower than in the first quarter of 2008 because of lower advance aircraft purchase deposits.

Income Tax Expense (Benefit)
We provide for income taxes each quarter based on either our estimate of the effective tax rate for the full year or the actual year-to-date effective tax rate if it is our best estimate of our annual rate.  For the first quarter of 2009, we used the actual year-to-date effective tax rate, as we believe it to be our best estimate of the full-year rate at this time because of the difficulty in estimating the full-year pretax income or loss and our resulting effective income tax rate.  Our effective income tax benefit rate on the pretax loss for the first quarter of 2009 was 33.9%, compared to 35.7% in the first quarter of 2008.  In arriving at this rate, we considered a variety of factors, including year-to-date pretax results, the U.S. federal rate of 35%, estimated year-to-date nondeductible expenses and estimated state income taxes.

We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is highly dependent on the level of pretax income or loss and the magnitude of any nondeductible expenses in relation to that pretax amount.

Critical Accounting Estimates
For information on our critical accounting estimates, see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2009, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure.  Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting
We made no changes in our internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with Alaska alleging that Alaska violated the CBA by, among other things, subcontracting the ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007. In July 2008, the arbitrator issued a ruling in the matter. In that ruling, the arbitrator found that Alaska had violated the CBA and instructed Alaska and the IAM to negotiate a remedy. The parties have met, but the matter has not yet been resolved.  Another arbitration hearing has been set for June 2009, with a preliminary hearing in May 2009.  Management currently does not believe that any final remedy will materially impact our financial position or results of operations.

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

ITEM 1A.  RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 5. OTHER INFORMATION
None.

ITEM 6.   EXHIBITS
See Exhibit Index on page 30.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIRLINES, INC.
Registrant

Date:  May 11, 2009

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

Exhibits 32.1 and 32.2 are being furnished pursuant to 18 U.S.C. Section 1350 and shall not deemed to be “filed” or purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”,) or otherwise subject to the liability of that section. Such exhibits  shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

* Filed herewith.