Form 10-Q
period 2009-08-06
ALASKA AIRLINES INC
filed 2009-08-07
CIK 3202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

The registrant is a wholly owned subsidiary of Alaska Air Group, Inc., a Delaware corporation, and there is no market for the registrant’s common stock, par value $1.00 per share.  As of July 31, 2009, shares of common stock outstanding totaled 500.

ALASKA AIRLINES, INC.
Quarterly Report on Form 10-Q for the three months ended June 30, 2009

As used in this Form 10-Q, the terms “Alaska,” “our,” “we” and the “Company” refer to Alaska Airlines, Inc. and its subsidiaries, unless the context indicates otherwise.  Alaska Air Group, Inc. and Horizon Air Industries, Inc. are referred to as “Air Group” and “Horizon,” respectively.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

ASSETS
(in millions)	June 30, 2009	December 31, 2008
Current Assets
Cash and cash equivalents	$163.2	$283.0
Marketable securities	958.5	794.3
Total cash and marketable securities	1,121.7	1,077.3
Receivables from related companies	305.0	285.9
Receivables - net	153.1	98.9
Inventories and supplies - net	21.7	26.7
Deferred income taxes	141.0	146.7
Fuel hedge contracts	32.7	13.7
Prepaid expenses and other current assets	27.9	30.1
Total Current Assets	1,803.1	1,679.3

Property and Equipment
Aircraft and other flight equipment	3,027.7	2,898.5
Other property and equipment	537.6	519.8
Deposits for future flight equipment	118.7	237.6
	3,684.0	3,655.9
Less accumulated depreciation and amortization	1,061.3	1,009.8
Total Property and Equipment - Net	2,622.7	2,646.1

Fuel Hedge Contracts	33.1	29.8

Other Assets	78.7	73.4

Total Assets	$4,537.6	$4,428.6

See accompanying notes to condensed inancial statements.

CONDENSED BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER'S EQUITY
(in millions except share amounts)	June 30, 2009	December 31, 2008
Current Liabilities
Accounts payable	$42.9	$49.4
Payables to related companies	64.9	53.5
Accrued aircraft rent	50.8	60.2
Accrued wages, vacation and payroll taxes	104.1	101.2
Other accrued liabilities	543.0	510.7
Air traffic liability	421.0	372.2
Fuel hedge contracts liability	3.4	20.0
Current portion of long-term debt	145.5	225.1
Total Current Liabilities	1,375.6	1,392.3

Long-Term Debt, Net of Current Portion	1,387.2	1,334.1

Other Liabilities and Credits
Deferred income taxes	12.8	2.0
Deferred revenue	426.7	394.1
Obligation for pension and postretirement medical benefits	583.3	584.7
Other liabilities	118.3	126.4
	1,141.1	1,107.2
Commitments and Contingencies
Shareholder's Equity
Common stock, $1 par value
Authorized: 1,000 shares
Issued: 2009 and 2008 - 500 shares	-	-
Capital in excess of par value	646.7	640.1
Accumulated other comprehensive loss	(309.9)	(328.3)
Retained earnings	296.9	283.2
	633.7	595.0
Total Liabilities and Shareholder's Equity	$4,537.6	$4,428.6

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)
Alaska Airlines, Inc.

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2009	2008	2009	2008

Operating Revenues
Passenger	$602.5	$682.7	$1,142.3	$1,290.0
Freight and mail	24.2	26.6	42.5	47.9
Other - net	54.9	33.3	88.1	67.7
Total mainline operating revenues	681.6	742.6	1,272.9	1,405.6
Passenger - purchased capacity	67.7	77.8	129.5	148.2
Total Operating Revenues	749.3	820.4	1,402.4	1,553.8
Operating Expenses
Wages and benefits	198.4	184.3	395.8	376.4
Variable incentive pay	16.1	3.3	23.2	5.9
Aircraft fuel, including hedging gains and losses	107.4	151.2	239.3	384.9
Aircraft maintenance	46.6	37.4	92.9	79.5
Aircraft rent	28.1	27.9	54.6	56.1
Landing fees and other rentals	40.6	42.7	81.4	84.6
Contracted services	28.4	33.9	58.9	68.6
Selling expenses	28.3	36.0	47.4	62.5
Depreciation and amortization	44.2	41.6	87.5	80.4
Food and beverage service	11.9	12.6	22.9	24.3
Other	38.5	47.4	81.3	89.2
New pilot contract transition costs	35.8	-	35.8	-
Fleet transition costs - MD-80	-	26.0	-	26.0
Total mainline operating expenses	624.3	644.3	1,221.0	1,338.4
Purchased capacity costs	68.9	84.5	131.6	161.2
Total Operating Expenses	693.2	728.8	1,352.6	1,499.6
Operating Income	56.1	91.6	49.8	54.2
Nonoperating Income (Expense)
Interest income	9.5	12.3	19.6	25.4
Interest expense	(22.1)	(22.2)	(45.1)	(44.0)
Interest capitalized	1.8	5.4	4.3	11.3
Other - net	(3.2)	0.2	(4.8)	0.6
	(14.0)	(4.3)	(26.0)	(6.7)
Income before income tax	42.1	87.3	23.8	47.5
Income tax expense	16.3	31.1	10.1	16.9
Net Income	$25.8	$56.2	$13.7	$30.6

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY (unaudited)
Alaska Airlines, Inc.

	Common	Capital in Excess	Accumulated Other	Retained
(in millions)	Stock	of Par Value	Comprehensive Loss	Earnings	Total
Balances at December 31, 2008	$0.0	$640.1	$(328.3)	$283.2	$595.0
Net income for the six months ended June 30, 2009				13.7	13.7
Other comprehensive income (loss):

Related to marketable securities:
Change in fair value			12.0
Reclassification to earnings			0.3
Income tax effect			(4.6)
			7.7		7.7

Adjustments related to employee benefit plans:			17.1
Income tax effect			(6.4)
			10.7		10.7
Total comprehensive income					32.1

Stock-based compensation		6.6			6.6
Balances at June 30, 2008	$0.0	$646.7	$(309.9)	$296.9	$633.7

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
Alaska Airlines, Inc.

	Six Months Ended June 30
(in millions)	2009	2008
Cash flows from operating activities:
Net income	$13.7	$30.6
Adjustments to reconcile net income to net cash
provided by operating activities:
Non-cash impact of pilot contract transition costs	15.5	-
Fleet transition costs, including impairment charge	-	26.0
Depreciation and amortization	87.5	80.4
Stock-based compensation	6.6	6.5
Changes in fair values of open fuel hedge contracts	(38.9)	(158.8)
Changes in deferred income taxes	4.4	17.5
Changes in receivables (including from related companies)	(73.3)	37.4
Changes in prepaid expenses and other current assets	8.3	(25.6)
Increase in air traffic liability	48.8	167.4
Increase in other current liabilities	19.1	21.2
Changes in deferred revenue and other-net	20.8	(10.5)
Net cash provided by operating activities	112.5	192.1
Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(242.1)	(196.6)
Other flight equipment	(17.4)	(12.7)
Other property and equipment	(19.0)	(19.1)
Total property and equipment additions	(278.5)	(228.4)
Proceeds from disposition of assets	0.8	5.8
Purchases of marketable securities	(515.0)	(474.1)
Sales and maturities of marketable securities	361.0	262.6
Restricted deposits and other	(4.1)	1.4
Net cash used in investing activities	(435.8)	(432.7)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	130.3	336.9
Proceeds from sale-leaseback transactions, net	230.0	-
Long-term debt payments	(156.8)	(121.5)
Net cash provided by financing activities	203.5	215.4
Net change in cash and cash equivalents	(119.8)	(25.2)
Cash and cash equivalents at beginning of year	283.0	204.3
Cash and cash equivalents at end of period	$163.2	$179.1
Supplemental disclosure of cash paid during the period for:
Interest (net of amount capitalized)	$42.0	$32.2
Income taxes	-	0.9

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
Alaska Airlines, Inc.

NOTE 1.                      BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation
The accompanying unaudited condensed financial statements of Alaska Airlines, Inc.  (Alaska or the Company) should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Alaska Airlines, Inc., an Alaska corporation, is a wholly-owned subsidiary of Alaska Air Group, Inc. (Air Group), a Delaware corporation.  In the opinion of management, all adjustments have been made that are necessary to present fairly the Company’s financial position as of June 30, 2009, as well as the results of operations for the three and six months ended June 30, 2009 and 2008. The adjustments made were of a normal recurring nature.

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

New and Proposed Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  SFAS 161 requires entities that use derivative instruments to provide certain qualitative disclosures about their objectives and strategies for using such instruments, amounts and location of the derivatives in the financial statements, among other disclosures. SFAS 161 was adopted as of January 1, 2009.  The required disclosures are included in Note 4.  The adoption of SFAS 161 did not have a material impact on the disclosures historically provided.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1 amending SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, which, among other things, expands the disclosure regarding assets in an employer’s pension and postretirement benefit plans.  The primary change would be to add the fair value hierarchy disclosures required by SFAS No. 157 as it relates to the underlying assets of the pension and postretirement benefit plans.  The disclosures required by this position are effective in annual financial statements for fiscal years ending after December 15, 2009.  This position will impact the Company’s financial statement disclosures, but will have no impact on its financial position or results of operations.

In April 2009, the FASB issued Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which clarifies the determination of fair value in SFAS 157 for assets and liabilities that may be involved in transactions that would not be considered orderly as defined in the position statement.  In April 2009, the FASB also issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This position statement provides additional guidance in determining whether a debt security is other-than-temporarily impaired and how entities should record the impairment in the financial statements.  The standard requires credit losses, as defined, to be recorded through the statement of operations and the remaining impairment loss to be recorded through accumulated other comprehensive income.  Both of these staff positions were effective for the Company as of June 30, 2009.  See Note 2 for a discussion of the impact of these new positions to the Company’s financial statements.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This position requires companies to provide, on an interim basis, disclosures that are currently required in annual statements for the fair value of financial instruments.  This staff position was effective for the Company as of June 30, 2009.  See Note 2 for a discussion of the impact of this new position to the Company’s financial statements.

In May 2009, the FASB issued statement No. 165, Subsequent Events (SFAS 165). SFAS 165 modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date.  The Company adopted SFAS 165 as of June 30, 2009.  The Company has performed an evaluation of subsequent events through August 7, 2009, which is the date these financial statements were issued.

In June 2009, the FASB issued statement No. 167, Amendments to FASB Interpretation No. 46R (SFAS 167).  Among other items, SFAS 167 revises the approach to determine the primary beneficiary of a variable interest entity (VIE) and requires companies to more frequently reassess whether they must consolidate VIEs.  SFAS 167 is effective for the Company beginning on January 1, 2010.  The Company does not expect this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE 2.                      FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Cash, Cash Equivalents and Marketable Securities
The Company uses the “market approach” under SFAS 157 in determining the fair value of its cash, cash equivalents and marketable securities. The securities held by the Company are valued based on observable prices in active markets and considered to be liquid and easily tradable.    Amounts measured at fair value as of June 30, 2009 are as follows (in millions):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$163.2	$—	$—	$163.2
Marketable securities	107.1	851.4	—	958.5
Total	$270.3	$851.4	$—	$1,121.7

All of the Company’s marketable securities are classified as available-for-sale.  The securities are carried at fair value, with the unrealized gains and losses, excluding credit losses, reported in shareholder’s equity under the caption “accumulated other comprehensive loss.”  Realized gains and losses are included in other nonoperating income (expense) in the condensed statements of operations.

The cost of securities sold is based on the specific identification method.  Interest and dividends on marketable securities are included in interest income in the condensed statements of operations.

Marketable securities consisted of the following (in millions):

	June 30, 2009	December 31, 2008
Amortized cost:
Government securities/agencies	$370.2	$329.1
Asset-backed obligations	234.3	198.0
Other corporate obligations	345.6	263.7
	$950.1	$790.8
Fair value:
Government securities/agencies	$376.3	$342.8
Asset-backed obligations	230.7	187.7
Other corporate obligations	351.5	263.8
	$958.5	$794.3

As of June 30, 2009, the Company had a net unrealized gain of $8.4 million in its cash and marketable securities portfolio recorded in “accumulated other comprehensive loss.”  Gross unrealized gains were $15.3 million and gross unrealized losses, net of credit losses, were $6.9 million at June 30, 2009, which management believes is not “other-than-temporarily” impaired as defined by FASB Staff Positions FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.

The Company determined that credit losses, as defined in the Staff Position, existed as of June 30, 2009 with respect to certain asset-backed obligations.  Based on a future cash flow analysis, the Company determined that it does not expect to recover the full amortized cost basis of the asset-backed obligations that were in an unrealized loss position as of June 30, 2009.  This analysis estimated the expected future cash flows by using a discount rate equal to the effective interest rate implicit in the securities at the date of acquisition.  The inputs used to estimate future cash flows included the default, foreclosure, and bankruptcy rates on the underlying mortgages and expected home pricing trends.  The Company also looked at the average credit scores of the individual mortgage holders and the average loan-to-value percentage.  Although management believes the underlying securities are performing well considering the current market, all of the factors mentioned result in expected future cash flows that are less than the current amortized cost of the portfolio of asset-backed obligations.  Therefore, the Company recorded a credit loss in other nonoperating expense of $1.8 million in the second quarter of 2009 to reflect the difference between the present value of future cash flows and the amortized cost basis at June 30, 2009.  Management does not believe the remaining $6.9 million unrealized loss recorded in AOCI is other-than-temporary based on the current facts and circumstances.  Management currently does not intend to sell these securities prior to their recovery nor does it believe that it will be more-likely-than-not that the Company would need to sell these securities for liquidity or other reasons.

Gross unrealized gains and losses, including credit losses, at June 30, 2009 are presented in the table below (in millions):

		Unrealized Losses
	Unrealized Gains in AOCI	Less than 12 months	Greater than 12 months	Total Unrealized Losses	Less: Credit Loss Recorded in Earnings	Net Unrealized Losses in AOCI	Net Unrealized Gains/(Losses) in AOCI	Fair Value of Securities with Unrealized Losses
Government Securities/Agencies	$6.4	$(0.3)	$--	$(0.3)	$--	$(0.3)	$6.1	$93.7
Asset-backed obligations	2.3	(0.3)	(7.4)	(7.7)	(1.8)	(5.9)	(3.6)	52.0
Other corporate obligations	6.6	(0.4)	(0.3)	(0.7)	--	(0.7)	5.9	79.6
Total	$15.3	$(1.0)	$(7.7)	$(8.7)	$(1.8)	(6.9)	$8.4	$225.3

Of the marketable securities on hand at June 30, 2009, 11% mature in 2009, 27% in 2010, and 62% thereafter.  Gross realized gains and losses for the three and six-month periods ended June 30, 2009 and 2008 were not material to the condensed financial statements.

Fair Value of Financial Instruments
The majority of the Company’s financial instruments are carried at fair value.  These include cash and cash equivalents, marketable securities (Note 2), restricted deposits (Note 8), and fuel hedge contracts (Note 4).  The Company’s long-term fixed-rate debt is not carried at fair value.  The estimated fair value of the Company’s long-term debt was as follows (in millions):

	Carrying Amount	Fair Value
Long-term debt at June 30, 2009	$1,532.7	$1,469.4
Long-term debt at December 31, 2008	$1,559.2	$1,696.9

The fair value of cash and cash equivalents approximates carrying values due to the short maturity of these instruments.  The fair value of marketable securities is based on market prices.  The fair value of fuel hedge contracts is based on commodity exchange prices.  The fair value of restricted deposits approximates the carrying amount.  The fair value of long-term debt is based on a discounted cash flow analysis using the Company’s current borrowing rate.

NOTE 3.                      NEW PILOT CONTRACT TRANSITION COSTS AND RESTRUCTURING CHARGES

On May 19, 2009, the Company announced that its pilots, represented by the Air Line Pilots Association, ratified a new four-year contract.  Among other items, the contract has a provision that allows for pilots to receive, at retirement, a cash payment equal to 25% of their accrued sick leave balance multiplied by their hourly rate. The transition expense associated with establishing this sick-leave payout program was $15.5 million.  Pilots also received a one-time cash bonus following ratification of the contract of $20.3 million in the aggregate.  These items have been combined and reported as “New pilot contract transition costs” in the condensed statements of operations.

In the third quarter of 2008, the Company announced reductions in work force among union and non-union employees.  The Company recorded a $12.9 million charge in 2008 representing the severance payments and estimated medical coverage obligation for the affected employees. The obligation of $7.2 million as of December 31, 2008 was relieved in the first six months of 2009.

NOTE 4.                      FUEL HEDGE CONTRACTS

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risk associated with fluctuations in aircraft fuel prices, the Company periodically enters into call options, collar structures and swap agreements for crude oil and, more recently, for jet fuel refining margins, among other initiatives.

The Company records derivative instruments, all of which are currently fuel hedge contracts, on the balance sheet at their fair value.  Changes in the fair value of these fuel hedge contracts are recorded each period in aircraft fuel expense.

The following table summarizes the components of aircraft fuel expense for the three and six months ended June 30, 2009 and 2008 (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Raw or “into-plane” fuel cost	$132.3	$326.6	$251.1	$584.3
Impact of hedging activity	(24.9)	(175.4)	(11.8)	(199.4)
Aircraft fuel expense	$107.4	$151.2	$239.3	$384.9

The net cash received (paid) for hedges that settled during the period was $0.2 million and $(16.0) million during the three and six months ended June 30, 2009, respectively.  The net cash received for the three and six months ended June 30, 2008 was $53.3 million and $83.7 million, respectively.

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

Outstanding future fuel hedge positions are as follows:

	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Approximate Crude Oil Price per Barrel
Third Quarter 2009	50%	39.8	$76
Fourth Quarter 2009	50%	36.1	$76
Full Year 2009	50%	75.9	$76
First Quarter 2010	47%	33.2	$68
Second Quarter 2010	48%	35.7	$68
Third Quarter 2010	46%	36.9	$72
Fourth Quarter 2010	34%	24.9	$78
Full Year 2010	44%	130.7	$71
First Quarter 2011	27%	19.7	$86
Second Quarter 2011	20%	15.3	$76
Third Quarter 2011	17%	13.6	$79
Fourth Quarter 2011	10%	7.5	$78
Full Year 2011	18%	56.1	$81
First Quarter 2012	5%	3.8	$87
Full Year 2012	1%	3.8	$87

The Company also uses fixed-price physical contracts and financial swaps to fix the refining margin component for approximately 47% and 29% of our third and fourth quarter 2009 jet fuel purchases, respectively, at an average price per gallon of 22 cents per gallon.

As of June 30, 2009 and December 31, 2008, the net fair values of the Company’s fuel hedge positions were as follows (in millions):

	June 30, 2009	December 31, 2008
Crude oil call options or “caps”	$65.8	$43.5
Crude oil collar contracts	(2.2)	(20.0)
Refining margin swap contracts	(1.2)	---
Total	$62.4	$23.5

The Company paid premiums of $71.5 million and $73.9 million to purchase the call options that were in the portfolio at June 30, 2009 and December 31, 2008, respectively.  The Company does have agreements with its counterparties for the collar contracts requiring cash collateral if certain liability levels are met.  The Company did not have any cash collateral held by these counterparties at June 30, 2009 or December 31, 2008.

NOTE 5.                      FLEET TRANSITION

In 2006, the Company’s Board of Directors approved a plan to accelerate the retirement of its MD-80 fleet and remove those aircraft from service by the end of 2008. All of the MD-80s were removed from operation by the end of the third quarter of 2008.  Two of the aircraft were retired during the second quarter of 2008 and placed in temporary storage at an aircraft storage facility. As a result, the Company recorded a $26.0 million charge in the second quarter of 2008 reflecting the remaining discounted future lease payments and other contract-related costs.

NOTE 6.                      LONG-TERM DEBT

Long-term debt obligations were as follows (in millions):

	June 30, 2009	December 31, 2008
Fixed-rate notes payable due through 2022	$1,207.6	$1,192.1
Variable-rate notes payable due through 2019	301.9	252.2
Bank line-of-credit facility expiring in 2010	--	75.0
Pre-delivery payment facility expiring in 2011	23.2	39.9
Long-term debt	1,532.7	1,559.2
Less current portion	(145.5)	(225.1)
	$1,387.2	$1,334.1

During the first six months of 2009, the Company borrowed $119.9 million using fixed-rate and variable-rate debt secured by flight equipment and another $10.4 million from its pre-delivery payment facility.  The Company made payments of $156.8 million, including $27.1 million on its pre-delivery payment facility and $75 million on its bank line-of-credit facility.

The Company’s $90.5 million pre-delivery payment facility expires on August 31, 2011.  During the second quarter of 2009, the available amount on the facility was reduced from $152 million to $90.5 million.  The reduction was primarily driven by the decline in the remaining future obligations under the purchase agreement with Boeing.  The available amount is scheduled to be further reduced to $80.0 million on August 31, 2009.

NOTE 7.                      EMPLOYEE BENEFIT PLANS

Pension Plans - Qualified Defined Benefit
Net pension expense for the three and six months ended June 30, 2009 and 2008 included the following components (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Service cost	$11.1	$11.1	$22.2	$23.3
Interest cost	16.7	15.6	33.4	31.3
Expected return on assets	(12.8)	(18.0)	(25.6)	(35.9)
Amortization of prior service cost	1.1	1.1	2.2	2.2
Actuarial loss	7.2	1.4	14.4	2.8
Net pension expense	$23.3	$11.2	$46.6	$23.7

The Company contributed $21.3 million and $31.9 million to its qualified defined-benefit plans during the three and six months ended June 30, 2009, respectively, and expects to contribute an additional $15.9 million to these plans during the remainder of 2009.  The Company made $17.2 million and $34.4 million in contributions to its qualified defined-benefit pension plans during the three and six months ended June 30, 2008, respectively.

Pension Plans - Nonqualified Defined Benefit
Net pension expense for the unfunded, noncontributory defined-benefit plans was $0.7 million and $0.9 million for the three months ended June 30, 2009 and 2008 and $1.5 million and $1.8 million for the six months ended June 30, 2009 and 2008.

Postretirement Medical Benefits
Net periodic benefit cost for the post-retirement medical plans for the three months ended June 30, 2009 and 2008 was $5.6 million and $2.8 million, respectively.  The net periodic benefit cost for the six months ended June 30, 2009 and 2008 was $8.9 million and $5.6 million, respectively.

NOTE 8.                      OTHER ASSETS

Other assets consisted of the following (in millions):
	June 30, 2009	December 31, 2008
Restricted deposits (primarily restricted investments)	$61.6	$57.4
Deferred costs and other*	17.1	16.0
	$78.7	$73.4
*Deferred costs and other includes deferred financing costs, long-term prepaid rent, lease deposits and other items.

NOTE 9.                      MILEAGE PLAN

Mileage Plan deferrals and liabilities are included under the following balance sheet captions (in millions):
	June 30, 2009	December 31, 2008
Current Liabilities:
Other accrued liabilities	$282.0	$280.4
Other Liabilities and Credits (non-current):
Deferred revenue	409.8	394.1
Other liabilities	12.3	15.9
	$704.1	$690.4

Mileage Plan revenue is included under the following condensed statement of operations captions for the three and six months ended June 30 (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Passenger revenue	$45.3	$35.5	$81.6	$60.9
Passenger revenue – purchased capacity	1.0	--	1.9	--
Other - net revenue	45.8	24.4	70.3	51.1
	$92.1	$59.9	$153.8	$112.0

NOTE 10.                      STOCK-BASED COMPENSATION PLANS

Stock-based compensation recorded by the Company relates to stock awards granted to Company employees by Air Group.  As the Company does not have common stock that is traded on an exchange and all equity-based awards are related to Air Group common stock, the disclosures below have been limited.

The Company accounts for stock-based awards using Statement of Financial Accounting Standards SFAS No. 123R, Share-Based Payment: An Amendment of SFAS Nos. 123 and 95. All stock-based compensation expense is recorded in wages and benefits in the condensed statements of operations.  See Note 12 for discussion of an error in prior periods related to stock-based compensation.

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

Stock Options
During the six months ended June 30, 2009, Air Group granted 347,588 options to the Company’s employees with a weighted-average fair value of $14.00 per share.  During the same period in the prior year, Air Group granted 326,113 options with a weighted-average fair value of $11.09 per share.

The Company recorded stock-based compensation expense related to stock options of $0.6 million and $0.8 million for the three months ended June 30, 2009 and 2008, respectively.  The Company recorded expense of $2.6 million and $2.7 million for the six months ended June 30, 2009 and 2008, respectively.  As of June 30, 2009, $4.8 million of compensation cost associated with unvested stock option awards attributable to future service had not yet been recognized.  This amount will be recognized as expense over a weighted-average period of 2.6 years.

As of June 30, 2009, options to purchase 2,254,350 shares of Air Group’s common stock were outstanding with a weighted-average exercise price of $29.50.  Of that total, 1,467,660 were exercisable at a weighted-average exercise price of $29.54.

Restricted Stock Awards
During the six months ended June 30, 2009, Air Group awarded 222,957 restricted stock units (RSUs) to certain employees of the Company, with a weighted-average grant date fair value of $27.22.  This amount reflects the value of the RSU awards at the grant date based on the closing price of Air Group’s common stock.  The Company recorded stock-based compensation expense related to RSUs of $0.9 million and $1.2 million for the three months ended June 30, 2009 and 2008, respectively, and $3.4 million and $3.2 million for the six-month periods ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, $6.6 million of compensation cost associated with unvested restricted stock awards attributable to future service had not yet been recognized.  This amount will be recognized as expense over a weighted-average period of 2.1 years.

Employee Stock Purchase Plan
Compensation expense recognized under Air Group’s Employee Stock Purchase Plan was $0.4 million and $0.3 million for the three months ended June 30, 2009 and 2008, respectively, and $0.6 million and $0.9 million for the six months ended June 30, 2009 and 2008, respectively.

Summary of Stock-Based Compensation
The table below summarizes the components of total stock-based compensation for the three and six months ended June 30 (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Stock options	$0.6	$0.8	$2.6	$2.7
Restricted stock units	0.9	1.2	3.4	3.2
Performance share units	---	(0.5)	---	(0.3)
Employee stock purchase plan	0.4	0.3	0.6	0.9
	$1.9	$1.8	$6.6	$6.5

NOTE 11.                      RELATED PARTY TRANSACTIONS

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

The Company paid $63.5 million and $78.7 million to Horizon under the CPA agreement for the quarters ended June 30, 2009 and 2008, respectively, and $121.3 million and $150.1 million during the six months ended June 30, 2009 and 2008, respectively.

Intercompany Services
The Company performs all ticket processing for Horizon. Horizon’s ticket sales are recorded by Alaska as air traffic liability and revenue is allocated to and recorded by Horizon when transportation is provided.

Mileage Plan participants may earn and redeem miles on Horizon flights.  As of January 1, 2009, the Company began allocating Mileage Plan revenue to Horizon for miles redeemed on Horizon flights and also began allocating expenses to Horizon for miles earned on Horizon flights.  For the three and six months ended June 30, 2009, $1.9 million and $3.5 million of passenger revenue, respectively, was allocated to Horizon for miles redeemed on Horizon flights.  For the six months ended June 30, 2009, a $0.2 million credit to selling expenses was allocated to Horizon for miles earned on Horizon flights.  There was no allocation of Mileage Plan revenues or expenses in the first six months of 2008.

The Company provides certain services to Horizon for which the Company receives payment from Horizon based on the cost of the services, including personnel expenses related to development and maintenance of certain information and communication systems, processing Horizon’s revenue transactions, accounting and payroll services, and other administrative services. Additionally, the Company pays certain leasing and other facilities costs on Horizon’s behalf that are reimbursed monthly by Horizon. Total amounts received by the Company from Horizon were $3.0 million and $2.5 million for the quarters ended June 30, 2009 and 2008, respectively, and $5.7 million and $5.1 million for the six months ended June 30, 2009 and 2008, respectively.

In the normal course of business, Alaska and Horizon each provide certain ground handling services to the other company. Charges for ground services provided by the Company to Horizon totaled $2.5 million and $2.2 million during the three months ended June 30, 2009 and 2008, respectively, and $4.8 million and $4.7 million for the six months ended June 30, 2009 and 2008, respectively. Charges for ground services provided by Horizon to the Company totaled $1.5 million and $2.4 million for the three months ended June 30, 2009 and 2008, respectively, and $3.2 million and $4.8 million for the six months ended June 30, 2009 and 2008, respectively.

The Company also advances Horizon funds at varying interest rates. All amounts are payable on demand. Interest income recognized related to the Horizon receivable totaled $1.4 million and $1.9 million for the three months ended June 30, 2009 and 2008, respectively and $3.1 million and $4.8 million for the six months ended June 30, 2009 and 2008, respectively. Offsetting this amount is interest paid to Horizon on ticket sales processed by Alaska. Interest expense related to these ticket sales was $0.6 million and $1.1 million for the three months ended June 30, 2009 and 2008, respectively, and $1.2 million and $2.4 million for the six months ended June 30, 2009 and 2008, respectively.

At June 30, 2009, receivables from related companies include $156.1 million from Horizon, $7.1 million from Alaska Air Group Leasing (AAGL) and $141.8 million from Air Group.  At June 30, 2009, payables to related companies include $2.4 million to Horizon, $0.8 million to AAGL and $61.7 million to Air Group.

NOTE 12.                      ADJUSTMENT TO PRIOR-PERIOD RESULTS

In the third quarter of 2008, the Company discovered an error in its calculation of stock-based compensation expense under SFAS No. 123R for certain awards granted after January 1, 2006.  The error related to the time period over which compensation expense was recorded.  The company had been recording compensation expense over the vesting period, which was deemed to be the service period.  However, many employees that receive award grants are eligible for retirement or will be eligible for retirement prior to the end of the vesting period.  The award plans allow for continued vesting subsequent to retirement.  As such, the related compensation expense should have been recorded over the shorter of the vesting period or the period from the date of grant to the date the employee is eligible for retirement.  The error resulted in a $1.9 million understatement of wages and benefits expense in the first six months of 2008.  The Company concluded that this item was not material, and in accordance with SAB 108, adjusted wage and benefits expense for the six months ended June 30, 2008.  There was no impact to the second quarter of 2008.  See the tables below for further details.

Reconciliation Between Amounts Previously Reported and Corrected Amounts
The impact of the stock-based compensation expense correction on financial statement line items is presented below (in millions):

UCCondensed Statement of Operations:

	Six Months Ended June 30, 2008
	As Originally Reported	Adjustment	As Corrected
Wages and benefits	$374.5	$1.9	$376.4
Total Operating Expenses	1,497.7	1.9	1,499.6
Operating Income	56.1	(1.9)	54.2
Income before income tax	49.4	(1.9)	47.5
Net Income	$31.8	$(1.2)	$30.6

NOTE 13.                      CONTINGENCIES

Grievance with International Association of Machinists
In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with the Company alleging that Alaska violated the CBA by, among other things, subcontracting the ramp service operation in Seattle.  The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007.  In July 2008, the arbitrator issued a final decision in the matter.  In that ruling, the arbitrator found that the Company had violated the CBA and instructed Alaska and the IAM to attempt to negotiate a remedy. In June 2009, another hearing was conducted, specifically related to the parties’ views on available remedies.  Subsequent to that hearing, there has been an executive session of the arbitration panel and another is scheduled for August.  Management currently does not believe that any final remedy will materially impact our financial position or results of operations.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our operations and our present business environment.  MD&A is provided as a supplement to – and should be read in conjunction with – our condensed financial statements and the accompanying notes.  All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements.  Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in the Company’s filings with the Securities and Exchange Commission, including those listed in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.  This overview summarizes MD&A, which includes the following sections:

•	Second Quarter in Review – highlights from the second quarter of 2009 outlining some of the major events that happened during the period and how they affected our financial performance.

•
Results of Operations – an in-depth analysis of the results of our operations for the six months ended June 30, 2009.  We believe this analysis will help the reader better understand our condensed statements of operations.  This section also includes forward-looking statements regarding our view of the remainder of 2009.

•
Liquidity and Capital Resources – as we are filing this Form 10-Q with reduced disclosures in accordance with General Instruction H(1)(a) and (b) of Form 10-Q, we do not discuss liquidity and capital resources.  Liquidity and capital resources are managed at an Air Group level.  As such, we would refer the reader to Alaska Air Group, Inc.’s Form 10-Q filed on August 7, 2009 for an analysis of cash flows, liquidity, and capital resources.

Alaska’s filings with the Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at www.alaskaair.com.  The information contained on our website is not a part of this quarterly report on Form 10-Q.

SECOND QUARTER IN REVIEW
Our pretax income was $42.1 million during the second quarter of 2009 compared to $87.3 million in the second quarter of 2008.  The decline in our pretax earnings was primarily due to the $71.1 million decline in operating revenues and a $35.8 million charge in this year’s quarter related to the new pilot contract, partially offset by a significant decline in aircraft fuel cost and fleet transition costs from the second quarter of 2008.

•
Operating revenues declined by 8.7% driven by the continued demand weakness in the midst of the current economic recession.  In the second quarter, mainline passenger traffic fell by 5.3% and unit operating revenue declined by 2.2%.  Although passenger unit revenue was down 5.9% for mainline operations, this compares to a domestic industry average decline of 14.5% compared to the second quarter of 2008.  We believe that we are making the right decisions with respect to capacity reductions and redeployments into higher-demand markets.  We also have the flexibility to substitute smaller Horizon aircraft in lower-demand markets that historically may have been served by larger jets.

•
We entered into a new four-year agreement with pilots in the second quarter.  Among other contract items, the pilots received a one-time bonus of approximately $20.3 million, including taxes, and transitioned to a new sick-leave payment program resulting in a transition charge of $15.5 million.

•
Economic fuel averaged $1.84 per gallon in the second quarter of 2009, compared to $3.24 in 2008.  This, along with a decline in consumption, resulted in a $139.7 million reduction in our economic fuel expense compared to the second quarter of 2008.

Other significant developments during the second quarter of 2009 and through the filing of this Form 10-Q are described below.

Highest in Customer Satisfaction
For the second year in a row, Alaska Airlines ranked “Highest in Customer Satisfaction among Traditional Network Carriers” in 2009 by J.D. Power & Associates.

New Markets
In the second quarter, we announced that we would begin daily non-stop service between San Jose and Austin, Texas on September 2, 2009.   This is in addition to new service announced previously to Houston and Atlanta beginning in September and October of 2009, respectively.

New Mileage Plan Affinity Card Agreement
In June 2009, we revised our Mileage Plan affinity credit card agreement with Bank of America.  This revised agreement enhances the economics of our Mileage Plan program and provides for, among other things, an increase in the rate at which we sell miles to the bank. This revised agreement was retroactive to January 1, 2009 and resulted in approximately $15 million of incremental revenue for the first six months of 2009.  The agreement expires on December 31, 2014.  We expect to record an additional $15 million in the second half of 2009 as a result of this agreement.

First Bag Service Charge
We recently announced that we will join nearly all major domestic carriers in charging for a first checked bag.  The $15 service charge began July 7, 2009.  This fee does not apply to our MVP or MVP Gold Mileage Plan members, for those traveling solely within the state of Alaska, or for certain other passengers.  We believe this fee will generate at least $70 million of incremental revenue on an annual basis and $30 million of incremental revenue during the last half of 2009.

Labor Negotiations

New Pilot Contract
On May 19, 2009, we announced that our pilots, represented by the Air Line Pilots Association, ratified a new four-year contract.  This negotiated agreement replaces the contract that had been in place since May 1, 2005.  The terms of the 2005 contract were the result of an arbitrator’s decision and included immediate wage reductions that approximated 26% across the pilot group, work rule changes, and higher employee health care contributions.

The significant terms of the new contract are as follows:

•
Average pilot wages increased approximately 14% effective April 1, 2009.  The contract also provides for step increases of 1.5% on the first two anniversary dates of the contract and 1.8% on the third anniversary.

•
Pilots now participate in Air Group’s Performance Based Pay (PBP) Plan. PBP is an incentive program that rewards participants a targeted percentage of their pay based on the achievement of goals established annually by Air Group’s Board of Directors.  These goals include metrics around Air Group profitability, non-fuel unit costs, safety, employee engagement, and on-time performance.  The PBP Plan also covers Alaska’s dispatchers, flight attendants, and non-union employees and employees classified as supervisors and above at Horizon.

•
The defined-benefit pension plan for pilots is now closed to new entrants.  Newly hired pilots will participate in a defined-contribution plan that includes a contribution by Alaska equal to 13.5% of eligible wages.  Incumbents have the option of remaining in the defined-benefit pension plan or moving to a new blended option with an enhanced defined-contribution element.  The election must be made by January 1, 2010.

•	Upon retirement, pilots will be allowed to receive a cash payment of an amount equivalent to 25% of their accrued sick leave balance multiplied by their hourly rate.

•
The new contract provides for better productivity and flexibility.  For example, there are changes to reserve flying provisions that allow for improved scheduling efficiency, language that allows for pilots to fly more than the current 85-hour monthly limit for pay, and exceptions that allow us to suspend certain restrictions in irregular operations.  We expect to realize savings from these productivity enhancements when we resume capacity growth.

The increase in wages and benefits resulting from this contract is expected to be approximately $23 million in 2009, including $5 million of incremental cost associated with post-retirement medical coverage.

Pilots received a one-time bonus of $20.3 million in the aggregate following ratification of the contract.  The transition expense associated with establishing the sick-leave payout program described above was $15.5 million.  These items have been combined and reported as “New pilot contract transition costs” in the condensed statements of operations.

Other Labor Updates
In August 2009, Alaska’s aircraft technicians ratified a two-year extension of the current labor contract that includes, among other things, a move from the current variable-pay incentive program to the PBP Plan described above.  With this new agreement, all employee groups at Alaska Airlines, other than employees represented by the International Association of Machinists (IAM), now participate in the PBP Plan.  Alaska is in discussions with the IAM and has offered a contract extension that includes participation in the PBP Plan.  To date, the offer has not been accepted.

Outlook
Looking ahead, year-over-year advance booked load factor for August is up about one point for our mainline operations and September advance booked load factor is down, although the trend has been for the year-over-year comparison to improve as we get closer to the date of travel.  These advance booked load factors are on expected capacity declines of 5% for the third quarter 2009.  We are continuing to see soft unit revenues and ticket yields due to the current economic recession and resulting low-fare environment.  However, the impact of our new first bag fee and new affinity card agreement, along with other revenue initiatives, is expected to help ease the impact of revenue declines from low yields.

RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2009 TO SIX MONTHS ENDED JUNE 30, 2008

Our net income for the first six months of 2009 was $13.7 million compared to net income of $30.6 million in the first six months of 2008. Items that impact the comparability between the periods are as follows:

•
Both periods include adjustments to reflect timing of gain and loss recognition resulting from mark-to-market fuel hedge accounting.  For the first six months of 2009, we recognized net mark-to-market gains of $41.3 million ($25.8 million after tax), compared to net gains of $128.7 million ($80.6 million after tax) in the same period of 2008.

•	The first six months of 2009 include the new pilot contract transition costs of $35.8 million ($22.3 million after tax) discussed previously.

•	The first six months of 2008 include fleet transition costs of $26.0 million ($16.2 million after tax) related to the transition out of the MD-80 fleet.

Financial and statistical data is shown on page 24. An in-depth discussion of the results begins on pages 25.

Financial and Statistical Data (unaudited)

	Three Months Ended June 30						Six Months Ended June 30

Financial Data (in millions):	2009		2008		% Change		2009		2008		% Change
Operating Revenues:
Passenger	$602.5		$682.7		(11.7)		$1,142.3		$1,290.0		(11.4)
Freight and mail	24.2		26.6		(9.0)		42.5		47.9		(11.3)
Other - net	54.9		33.3		64.9		88.1		67.7		30.1
Total mainline operating revenues	681.6		742.6		(8.2)		1,272.9		1,405.6		(9.4)
Passenger - purchased capacity	67.7		77.8		(13.0)		129.5		148.2		(12.6)
Total Operating Revenues	749.3		820.4		(8.7)		1,402.4		1,553.8		(9.7)

Operating Expenses:
Wages and benefits	198.4		184.3		7.7		395.8		376.4		5.2
Variable incentive pay	16.1		3.3		387.9		23.2		5.9		293.2
Aircraft fuel, including hedging gains and losses	107.4		151.2		(29.0)		239.3		384.9		(37.8)
Aircraft maintenance	46.6		37.4		24.6		92.9		79.5		16.9
Aircraft rent	28.1		27.9		0.7		54.6		56.1		(2.7)
Landing fees and other rentals	40.6		42.7		(4.9)		81.4		84.6		(3.8)
Contracted services	28.4		33.9		(16.2)		58.9		68.6		(14.1)
Selling expenses	28.3		36.0		(21.4)		47.4		62.5		(24.2)
Depreciation and amortization	44.2		41.6		6.3		87.5		80.4		8.8
Food and beverage service	11.9		12.6		(5.6)		22.9		24.3		(5.8)
Other	38.5		47.4		(18.8)		81.3		89.2		(8.9)
New pilot contract transition costs	35.8		-		NM		35.8		-		NM
Fleet transition costs - MD-80	-		26.0		NM		-		26.0		NM
Total mainline operating expenses	624.3		644.3		(3.1)		1,221.0		1,338.4		(8.8)
Purchased capacity costs	68.9		84.5		(18.5)		131.6		161.2		(18.4)
Total Operating Expenses	693.2		728.8		(4.9)		1,352.6		1,499.6		(9.8)

Operating Income	56.1		91.6				49.8		54.2

Interest income	9.5		12.3				19.6		25.4
Interest expense	(22.1)		(22.2)				(45.1)		(44.0)
Interest capitalized	1.8		5.4				4.3		11.3
Other - net	(3.2)		0.2				(4.8)		0.6
	(14.0)		(4.3)				(26.0)		(6.7)

Income Before Income Tax	$42.1		$87.3				$23.8		$47.5

Mainline Operating Statistics:
Revenue passengers (000)	3,983		4,425		(10.0)		7,556		8,505		(11.2)
RPMs (000,000) "traffic"	4,613		4,872		(5.3)		8,792		9,398		(6.4)
ASMs (000,000) "capacity"	5,852		6,238		(6.2)		11,372		12,322		(7.7)
Passenger load factor	78.8%		78.1%		0.7	pts	77.3%		76.3%		1.0	pts
Yield per passenger mile	13.06	¢	14.01	¢	(6.8)		12.99	¢	13.73	¢	(5.3)
Operating revenue per ASM (RASM)	11.65	¢	11.90	¢	(2.2)		11.19	¢	11.41	¢	(1.9)
Passenger revenue per ASM	10.30	¢	10.94	¢	(5.9)		10.04	¢	10.47	¢	(4.1)
Operating expenses per ASM	10.67	¢	10.33	¢	3.3		10.74	¢	10.86	¢	(1.1)
Aircraft fuel cost per ASM	1.84	¢	2.42	¢	(24.0)		2.11	¢	3.13	¢	(32.6)
New pilot contract transition costs per ASM	0.61	¢	0.00	¢	NM		0.31	¢	0.00	¢	NM
Fleet transition charges per ASM	0.00	¢	0.42	¢	NM		0.00	¢	0.21	¢	NM
Aircraft fuel cost per gallon	$1.41		$1.75		(19.4)		$1.60		$2.23		(28.3)
Economic fuel cost per gallon	$1.84		$3.24		(43.2)		$1.88		$2.98		(36.9)
Fuel gallons (000,000)	76.5		86.4		(11.5)		149.8		172.3		(13.1)
Average number of full-time equivalent employees	8,937		9,880		(9.5)		8,979		9,881		(9.1)
Aircraft utilization (blk hrs/day)	9.9		10.9		(9.2)		9.9		10.8		(8.3)
Average aircraft stage length (miles)	1,020		974		4.7		1,018		971		4.8
Operating fleet at period-end	116		115		1 a/c		116		115		1 a/c

Purchased Capacity Operating Statistics:
RPMs (000,000)	264		302		(12.6)		479		569		(15.8)
ASMs (000,000)	359		399		(10.0)		675		762		(11.4)
Passenger load factor	73.5%		75.7%		(2.2)	pts	71.0%		74.7%		(3.7)	pts
Yield per passenger mile	25.64	¢	25.76	¢	(0.5)		27.04	¢	26.05	¢	3.8
Operating revenue per ASM	18.86	¢	19.50	¢	(3.3)		19.19	¢	19.45	¢	(1.4)
Operating expenses per ASM	19.19	¢	21.18	¢	(9.4)		19.50	¢	21.15	¢	(7.8)

NM = Not Meaningful

REVENUES
Total operating revenues declined $151.4 million, or 9.7%, during the first six months of 2009 as compared to the same period in 2008.  The changes are summarized in the following table:

	Six Months Ended June 30
(in millions)	2009	2008	% Change
Passenger revenue - mainline	$1,142.3	$1,290.0	(11.4)
Freight and mail	42.5	47.9	(11.3)
Other - net	88.1	67.7	30.1
Total mainline revenues	$1,272.9	$1,405.6	(9.4)
Passenger revenue - purchased capacity	129.5	148.2	(12.6)
Total operating revenues	$1,402.4	$1,553.8	(9.7)

Operating Revenues – Mainline
Mainline passenger revenue for the first six months fell by 11.4% on a 7.7% reduction in capacity. There was a 4.1% decline in passenger revenue per available seat mile (PRASM).  The decline in PRASM was driven by a 5.3% drop in ticket yield compared to the prior-year quarter, partially offset by a 1-point increase in load factor.

Our load factor in July 2009 was 84.3%, compared to 79.7% in July 2008. Our advance bookings currently suggest that load factors will be up just over one point in August and down less than half a point in September compared to the prior year.

Ancillary revenue included in passenger revenue increased from $37.5 million in the first six months of 2008 to $44.1 million in the current year.  The increase is primarily due to the implementation of our second checked bag fee in the third quarter of 2008 and an increase in other fees, partially offset by a decline in the number of passengers.  Ancillary revenue will increase further in the third quarter and beyond as the first bag service charge became effective on July 7, 2009.

Freight and mail revenue decreased $5.4 million, or 11.3%, primarily as a result of lower volumes and lower fuel surcharges, partially offset by higher freight yield.

Other – net revenue increased $20.4 million, or 30.1%, from the prior-year period.  Mileage Plan revenue increased by $19.2 million primarily as a result of an increase in the commission recognized from the sale of Mileage Plan miles.  The increase in the commission component from the prior-year period is driven by two primary factors – the slight decline in the value assigned to miles as our award structure changed in 2008 and the increase in the rate paid to us by our affinity credit card partner for miles sold.  The new affinity card agreement was effective January 1, 2009.

Passenger Revenue – Purchased Capacity
Passenger revenue - purchased capacity flying fell by $18.7 million over the same period last year because of a 15.8% decline in passenger traffic combined with a 1.4% decrease in unit revenue compared to the prior year. Unit revenue dropped due to a 3.7-point decrease, partially offset by a 3.8% improvement in ticket yield.

EXPENSES
For the six months ended June 30, 2009, total operating expenses decreased $147.0 million or 9.8% compared to the same period in 2008 as a result of a lower mainline operating costs, most notably aircraft fuel and fleet transition charges, partially offset by higher wage expense and new pilot contract transition costs.

We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Six Months Ended June 30
Operating Expenses (in millions)	2009	2008	% Change
Mainline	$1,221.0	$1,338.4	(8.8)
Purchased capacity costs	131.6	161.2	(18.4)
Total operating expenses	$1,352.6	$1,499.6	(9.8)

NM = Not Meaningful

Mainline Operating Expenses
Total mainline operating expenses declined $117.4 million or 8.8% during the first six months of 2009 compared to the same period last year. The reduction was mostly due to the $145.6 million decrease in aircraft fuel expense, partially offset by the new pilot contract transition costs and increases in wages, variable incentive pay and maintenance.  Significant operating expense variances from the first six months of 2008 are more fully described below.

Wages and Benefits
Wages and benefits were up $19.4 million, or 5.2%, compared to the first six months of 2008.  The primary components of wages and benefits are shown in the following table:

	Six Months Ended June 30
(in millions)	2009	2008	% Change
Wages	$268.5	$275.2	(2.4)
Pension and defined-contribution retirement benefits	58.4	34.3	70.3
Medical benefits	40.3	37.8	6.6
Other benefits and payroll taxes	28.6	29.1	(1.7)
Total wages and benefits	$395.8	$376.4	5.2

Wages declined 2.4% on a 9.1% reduction in FTEs compared to the first six months of 2008.  Wages have not declined in step with the FTE reduction because of higher wage rates for the pilot group in connection with their new contract and higher average wages for flight attendants stemming from higher average seniority.

The 70.3% increase in pension and other retirement-related benefits is primarily due to a $22.9 million increase in our defined-benefit pension cost driven by the significant decline in the market value of pension assets at the end of 2008.

Medical benefits increased 6.6% from the prior-year period primarily as a result of an increase in the post-retirement medical cost for the pilot group in connection with their new contract.

We expect wages and benefits to be up in the last half of 2009 compared to the last half of 2008 for reasons mentioned above.

Variable Incentive Pay
Variable incentive pay expense increased from $5.9 million in the first six months of 2008 to $23.2 million in the same period of 2009. The increase reflects higher year-over-year accruals for profit-based incentives that are based on estimated full-year results.  The increase can also be attributed to the addition of pilots and flight attendants to the Air Group Performance-Based Pay Plan, which results in a larger expected payout for 2009 than the incentive plans under which they were previously covered.

Aircraft Fuel
Aircraft fuel expense includes both raw fuel expense (as defined below) plus the effect of mark-to-market adjustments to our fuel hedge portfolio included in our condensed statement of operations as the value of that portfolio increases and decreases. Our aircraft fuel expense is very volatile, even between quarters, because it includes these gains or losses in the value of the underlying instrument as crude oil prices and refining margins increase or decrease. Raw fuel expense is defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes and fees. Raw fuel prices are impacted by world oil prices and refining costs, which can vary by region in the U.S. Raw fuel expense approximates cash paid to suppliers and does not reflect the effect of our fuel hedges.

Aircraft fuel expense declined $145.6 million, or 37.8%, compared to the first six months of 2008. The elements of the change are illustrated in the following table:

	Six Months Ended June 30
(in millions, except per-gallon amounts)	2009	2008	% Change
Fuel gallons consumed	149.8	172.3	(13.1)
Raw price per gallon	$1.68	$3.39	(50.4)
Total raw fuel expense	$251.1	$584.3	(57.0)
Net impact on fuel expense from (gains) and losses arising from fuel-hedging activities	(11.8)	(199.4)	NM
Aircraft fuel expense	$239.3	$384.9	(37.8)

NM = Not Meaningful

Fuel gallons consumed declined 13.1%, primarily as a result of a 6.4% reduction in capacity and the improved fuel efficiency of our fleet as we completed the transition to newer, more fuel-efficient B737-800 aircraft in the second half of 2008.

The raw fuel price per gallon declined 50.4% as a result of lower West Coast jet fuel driven by lower crude oil costs and refining margins. Based on the current price of jet fuel, we expect that the raw price per gallon in 2009 will be significantly lower than in 2008.

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

Our economic fuel expense is calculated as follows:
	Six Months Ended June 30
(in millions, except per-gallon amounts)	2009	2008	% Change
Raw fuel expense	$251.1	$584.3	(57.0)
Plus or minus: net of cash received from settled hedges and premium expense recognized	29.5	(70.7)	NM
Economic fuel expense	$280.6	$513.6	(45.4)
Fuel gallons consumed	149.8	172.3	(13.1)
Economic fuel cost per gallon	$1.88	$2.98	(36.9)

NM = Not meaningful

The total net amount recognized for hedges that settled during the period was $29.5 million in the first six months, compared to a net cash benefit of $70.7 million in the same period of 2008.  These amounts represent the net of the premium expense recognized for those hedges and any cash received or paid upon settlement. The decrease is primarily due to the significant drop in crude oil prices over the past year combined with the higher average exercise prices on hedge contracts that settled this quarter compared to the first six months of 2008.

We currently expect economic fuel expense to be lower for the remainder of 2009 than in 2008 because of lower jet fuel prices.

Aircraft Maintenance
Aircraft maintenance increased by $13.4 million, or 16.9%, compared to the prior-year period because of the higher average cost of airframe maintenance events and a new power-by-the-hour maintenance agreement on our B737-700 and B737-900 aircraft engines, partially offset by the benefits of our fleet transition, as we have replaced all of our aging MD-80s with newer B737-800s.  Our current expectation is that aircraft maintenance costs will be higher for the second half of 2009 compared to 2008 because of the timing of certain required maintenance events and the power-by-the-hour contract.

Contracted Services
Contracted services declined by $9.7 million, or 14.1%, compared to the first six months of 2008 as a result of the reduction in the number of flights operated throughout our system where vendors are used and a reduction in project contracted labor. We expect this trend to continue during the last half of 2009.

Selling Expenses
Selling expenses declined by $15.1 million, or 24.2%, compared to the prior-year period as a result of lower credit card and travel agency commissions and lower ticket distribution costs due to the decline in passenger traffic.  We expect selling expense to be slightly higher for the last six months of 2009 when compared to 2008 because of higher advertising expenses, partially offset by declining commissions driven by lower passenger traffic.

Depreciation and Amortization
Depreciation and amortization increased $7.1 million, or 8.8%, compared to the first six months of 2008.  This is primarily due to the additional B737-800 aircraft delivered in the last six months of 2008 and the first half of 2009. We expect depreciation and amortization to be higher for all of 2009 as compared to 2008, although not to the same degree as the first six months of the year due to the sale-leaseback of the B737-800 aircraft at the end of the first quarter.

Other Operating Expenses
Other operating expenses declined $7.9 million, or 8.9%, compared to the prior year.  The decline is primarily driven by a reduction in property taxes and outside professional services costs.

New Pilot Contract Transition Costs
In connection with the new four-year contract ratified by Alaska’s pilots in the second quarter, the pilots received a one-time aggregate bonus of $20.3 million.  The transition expense associated with establishing the new sick-leave payout program previously described was $15.5 million.  These items have been combined and reported as “New pilot contract transition costs” in the condensed statements of operations.

Fleet Transition Charges
In the second quarter of 2008, we retired two MD-80 aircraft and placed them in temporary storage at an aircraft storage facility.  These aircraft, along with two other MD-80s, are under long-term lease arrangements.  The $26.0 million charge in the first six months of 2008 represents the remaining lease payments under the lease contract and our estimate of maintenance costs that will be incurred in the future to meet the minimum return conditions under the lease requirements.

Mainline Unit Costs per Available Seat Mile
Operating costs per ASM (CASM) is an important metric in the industry and we use it to gauge the effectiveness of our cost-reduction efforts. Our effort to reduce unit cost focuses not only on controlling the actual dollars we spend, but also on the ability to increase our capacity without adding a commensurate amount of cost.

Our mainline operating costs per ASM are summarized below:
	Six Months Ended June 30
	2009		2008		% Change
Total mainline operating expenses per ASM (CASM)	10.74	¢	10.86	¢	(1.1)
CASM includes the following components:
Aircraft fuel cost per ASM	2.11	¢	3.13	¢	(32.6)
New pilot contract transition costs per ASM	0.31	¢	0.00	¢	NM
Fleet transition costs per ASM	0.00	¢	0.21	¢	NM

NM = Not Meaningful

We have listed separately in the above table our fuel costs, fleet transition charges and new pilot contract transition costs per ASM. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and certain special items to measure our cost-reduction progress. We believe that such analysis may be important to investors and other readers of these financial statements for the following reasons:

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

•
Mainline cost per ASM excluding fuel and certain special items is one of the most important measures used by management and by the Air Group Board of Directors in assessing quarterly and annual cost performance.  These decision-makers evaluate operating results of the “mainline” operation, which includes the operation of the B737 fleet branded in Alaska Airlines livery.  The revenue and expenses associated with purchased capacity are evaluated separately.

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

•
Disclosure of the individual impact of certain noted items provides investors the ability to measure and monitor performance both with and without these special items. We believe that disclosing the impact of certain items, such as fleet transition costs and new pilot contract transition costs, is important because it provides information on significant items that are not necessarily indicative of future performance. Industry analysts and investors consistently measure our performance without these items for better comparability between periods and among other airlines.

•
Although we disclose our “mainline” passenger unit revenue, we do not (nor are we able to) evaluate mainline unit revenue excluding the impact that changes in fuel costs have had on ticket prices.  Fuel expense represents a large percentage of our total mainline operating expenses.  Fluctuations in fuel prices often drive changes in unit revenue in the mid-to-long term.  Although we believe it is useful to evaluate non-fuel unit costs for the reasons noted above, we would caution readers of these financial statements not to place undue reliance on unit costs excluding fuel as a measure or predictor of future profitability because of the significant impact of fuel costs on our business.

We currently forecast our mainline costs per ASM excluding fuel and other special items for the third quarter and full year of 2009 to be up 9% - 11% and 8%, respectively, compared to 2008.

Purchased Capacity Costs
Purchased capacity costs decreased $29.6 million, from $161.2 million for the first six months of 2008 to $131.6 million for the six months ended June 30, 2009.  Of the total, $121.3 million was paid to Horizon under the CPA for 639 million ASMs. This expense is eliminated in consolidation.

NONOPERATING INCOME (EXPENSE)
Net nonoperating expense was $26.0 million in the first six months of 2009 compared to $6.7 million for the same period of 2008.  Interest income declined $5.8 million compared to the first six months of 2008 primarily as a result of lower average portfolio returns, partially offset by a higher average balance of cash and marketable securities.  Interest expense was $1.1 million higher than the prior-year period on a higher average debt balance, partially offset by lower interest rates on our variable-rate debt.  Capitalized interest was $7.0 million lower than in the first six months of 2008 because of lower advance aircraft purchase deposits and the deferral of future aircraft deliveries.  Other-net expense was $4.8 million in the first six months of 2009 compared to other-net income of $0.6 million in the prior-year period.  The change is primarily due to the $1.8 million write down of certain securities in our marketable securities portfolio.

INCOME TAX EXPENSE (BENEFIT)
We provide for income taxes each quarter based on either our estimate of the effective tax rate for the full year or the actual year-to-date effective tax rate if it is our best estimate of our annual rate.  For the first six months of 2009, we used the actual year-to-date effective tax rate.  Our effective income tax rate on pretax income for the first six months of 2009 was 42.4%, compared to 35.6% for the first six months of 2008.  In arriving at this rate, we considered a variety of factors, including year-to-date pretax results, the U.S. federal rate of 35%, year-to-date nondeductible expenses and estimated state income taxes.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of June 30, 2009 an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting
We made no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with Alaska alleging that Alaska violated the CBA by, among other things, subcontracting the ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007. In July 2008, the arbitrator issued a ruling in the matter. In that ruling, the arbitrator found that Alaska had violated the CBA and instructed Alaska and the IAM to attempt to negotiate a remedy. In June 2009, another hearing was conducted, specifically related to the parties’ views on available remedies.  Subsequent to that hearing, there has been an executive session of the arbitration panel and another is scheduled for August.  Management currently does not believe that any final remedy will materially impact our financial position or results of operations.

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

Date:  August 7, 2009

By: /s/ Brandon S. Pedersen
Brandon S. Pedersen
Vice President/Finance and Controller (Principal Accounting Officer)

By: /s/ Glenn S. Johnson
Glenn S. Johnson
Executive Vice President/Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit No.	Description

31.1*	Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2*	Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1*	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Exhibits 32.1 and 32.2 are being furnished pursuant to 18 U.S.C. Section 1350 and shall not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended “Exchange Act”,) or otherwise subject to the liability of that section. Such exhibits shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

* Filed herewith