Form 10-Q
period 2009-11-05
ALASKA AIRLINES INC
filed 2009-11-06
CIK 3202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.
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
The registrant is a wholly owned subsidiary of Alaska Air Group, Inc., a Delaware corporation, and there is no market for the registrant’s common stock, par value $1.00 per share.  As of October 31, 2009, shares of common stock outstanding totaled 500.

ALASKA AIRLINES, INC.
Quarterly Report on Form 10-Q for the three months ended September 30, 2009

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

Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995.   Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions, although not all forward-looking statements contain these identifying words.  Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company’s present expectations. Some of the things that could cause our actual results to differ from our expectations are:

•	general economic conditions, including the impact of the current economic environment on customer travel behavior;
•      changes in our operating costs, including fuel, which can be volatile;
•      the competitive environment in our industry;
•	our ability to meet our cost reduction goals;
•	our significant indebtedness;
•	an aircraft accident or incident;
•	our ability to achieve or maintain profitability;
•	labor disputes and our ability to attract and retain qualified personnel;
•	potential downgrades of our credit ratings and the availability of financing;
•	operational disruptions;
•	the concentration of our revenue from a few key markets;
•	actual or threatened terrorist attacks, global instability and potential U.S. military actions or activities;
•	insurance costs;
•	fluctuations in our quarterly results;
•	liability and other claims asserted against us;
•	our reliance on automated systems and the risks associated with changes made to those systems;
•	our reliance on third-party vendors and partners;
•	compliance with our financial covenants;
•	changes in laws and regulations; and
•	increases in government fees and taxes.

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control.  Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC.  We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements.  Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements.  For a discussion of these and other risk factors,  see "Item 1A: Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2008.  Please consider our forward-looking statements in light of those risks as you read this report.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

ASSETS
(in millions)	September 30, 2009	December 31, 2008
Current Assets
Cash and cash equivalents	$169.9	$283.0
Marketable securities	1,059.6	794.3
Total cash and marketable securities	1,229.5	1,077.3
Receivables from related companies	302.9	285.9
Receivables - net	126.4	98.9
Inventories and supplies - net	27.3	26.7
Deferred income taxes	121.9	146.7
Fuel hedge contracts	36.2	13.7
Prepaid expenses and other current assets	47.4	30.1
Total Current Assets	1,891.6	1,679.3

Property and Equipment
Aircraft and other flight equipment	3,032.2	2,898.5
Other property and equipment	529.4	519.8
Deposits for future flight equipment	138.4	237.6
	3,700.0	3,655.9
Less accumulated depreciation and amortization	1,092.0	1,009.8

Total Property and Equipment - Net	2,608.0	2,646.1

Fuel Hedge Contracts	29.3	29.8

Other Assets	76.7	73.4

Total Assets	$4,605.6	$4,428.6

See accompanying notes to condensed financial statements.

CONDENSED BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER'S EQUITY

(in millions except share amounts)	September 30, 2009	December 31, 2008
Current Liabilities
Accounts payable	$45.3	$49.4
Payables to related companies	65.9	53.5
Accrued aircraft rent	52.7	60.2
Accrued wages, vacation and payroll taxes	117.3	101.2
Other accrued liabilities	515.2	510.7
Air traffic liability	396.6	372.2
Fuel hedge contracts liability	1.4	20.0
Current portion of long-term debt	126.3	225.1
Total Current Liabilities	1,320.7	1,392.3

Long-Term Debt, Net of Current Portion	1,383.3	1,334.1

Other Liabilities and Credits
Deferred income taxes	52.0	2.0
Deferred revenue	426.2	394.1
Obligation for pension and postretirement medical benefits	582.7	584.7
Other liabilities	121.3	126.4
	1,182.2	1,107.2
Commitments and Contingencies
Shareholder's Equity
Common stock, $1 par value
Authorized: 1,000 shares
Issued: 2009 and 2008 - 500 shares	-	-
Capital in excess of par value	648.2	640.1
Accumulated other comprehensive loss	(303.0)	(328.3)
Retained earnings	374.2	283.2
	719.4	595.0
Total Liabilities and Shareholder's Equity	$4,605.6	$4,428.6

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)
Alaska Airlines, Inc.

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2009	2008	2009	2008
Operating Revenues
Passenger	$702.0	$751.2	$1,844.3	$2,041.2
Freight and mail	26.5	29.2	69.0	77.1
Other - net	48.4	33.5	136.5	101.2
Change in Mileage Plan terms	-	42.3	-	42.3
Total mainline operating revenues	776.9	856.2	2,049.8	2,261.8
Passenger - purchased capacity	81.9	85.7	211.4	233.9
Total Operating Revenues	858.8	941.9	2,261.2	2,495.7

Operating Expenses
Wages and benefits	199.1	182.5	594.9	558.9
Variable incentive pay	20.8	4.9	44.0	10.8
Aircraft fuel, including hedging gains and losses	166.6	479.1	405.9	864.0
Aircraft maintenance	36.5	32.6	129.4	112.1
Aircraft rent	27.2	26.3	81.8	82.4
Landing fees and other rentals	43.0	42.3	124.4	126.9
Contracted services	29.7	31.9	88.6	100.5
Selling expenses	29.4	33.1	76.8	95.6
Depreciation and amortization	45.1	42.8	132.6	123.2
Food and beverage service	12.0	12.8	34.9	37.1
Other	38.0	41.0	119.3	130.2
New pilot contract transition costs	-	-	35.8	-
Restructuring charges	-	3.7	-	3.7
Fleet transition costs - MD-80	-	21.5	-	47.5
Total mainline operating expenses	647.4	954.5	1,868.4	2,292.9
Purchased capacity costs	74.7	85.6	206.3	246.8
Total Operating Expenses	722.1	1,040.1	2,074.7	2,539.7

Operating Income (Loss)	136.7	(98.2)	186.5	(44.0)

Nonoperating Income (Expense)
Interest income	9.6	12.8	29.2	38.2
Interest expense	(22.4)	(23.5)	(67.5)	(67.5)
Interest capitalized	1.4	4.8	5.7	16.1
Other - net	(0.5)	(3.3)	(5.3)	(2.7)
	(11.9)	(9.2)	(37.9)	(15.9)
Income (loss) before income tax	124.8	(107.4)	148.6	(59.9)
Income tax expense (benefit)	47.5	(38.1)	57.6	(21.2)

Net Income (Loss)	$77.3	$(69.3)	$91.0	$(38.7)

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY (unaudited)
Alaska Airlines, Inc.

		Capital in	Accumulated Other
(in millions)	Common Stock	Excess of Par Value	Comprehensive Loss	Retained Earnings	Total
Balances at December 31, 2008	$0.0	$640.1	$(328.3)	$283.2	$595.0
Net income for the nine months ended September 30, 2009				91.0	91.0
Other comprehensive income (loss):

Related to marketable securities:
Change in fair value			22.3
Reclassification to earnings			(1.2)
Income tax effect			(7.9)
			13.2		13.2

Adjustments related to employee benefit plans:			25.6
Income tax effect			(9.6)
			16.0		16.0

Related to interest rate derivative instruments:
Change in fair value			(6.2)
Income tax effect			2.3
			(3.9)		(3.9)
Total comprehensive income					116.3

Impact of issuance of Air Group stock under stock plans		(0.6)			(0.6)
Stock-based compensation		8.7			8.7
Balances at September 30, 2009	$0.0	$648.2	$(303.0)	$374.2	$719.4

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
Alaska Airlines, Inc.
	Nine Months Ended September 30
(in millions)	2009	2008
Cash flows from operating activities:
Net income (loss)	$91.0	$(38.7)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Non-cash impact of pilot contract transition costs	15.5	-
Restructuring charges	-	3.7
Fleet transition costs	-	47.5
Depreciation and amortization	132.6	123.2
Stock-based compensation	8.7	8.6
Changes in fair values of open fuel hedge contracts	(40.6)	12.6
Changes in deferred income taxes	57.8	(15.4)
Changes in receivables (including from related companies)	(44.5)	61.2
Increase in prepaid expenses and other current assets	(17.3)	(35.2)
Increase in air traffic liability	24.4	96.3
Increase (decrease) in other current liabilities (including payable to related parties)	21.2	(9.9)
Increase (decrease) in deferred revenue and other-net	16.5	(34.0)
Net cash provided by operating activities	265.3	219.9

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(262.9)	(287.4)
Other flight equipment	(21.1)	(16.9)
Other property and equipment	(25.1)	(31.0)
Total property and equipment additions	(309.1)	(335.3)
Proceeds from disposition of assets	0.8	5.9
Purchases of marketable securities	(767.8)	(608.4)
Sales and maturities of marketable securities	521.8	398.7
Restricted deposits and other	(4.6)	7.0
Net cash used in investing activities	(558.9)	(532.1)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	159.3	576.4
Proceeds from sale-leaseback transactions, net	230.0	-
Long-term debt payments	(208.8)	(209.7)
Net cash provided by financing activities	180.5	366.7

Net change in cash and cash equivalents	(113.1)	54.5
Cash and cash equivalents at beginning of year	283.0	204.3

Cash and cash equivalents at end of period	$169.9	$258.8

Supplemental disclosure of cash paid during the period for:
Interest (net of amount capitalized)	$66.2	$49.9
Income taxes	-	0.8

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
Alaska Airlines, Inc.

NOTE 1.         BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation
The accompanying unaudited condensed financial statements of Alaska Airlines, Inc.  (Alaska or the Company) should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Alaska Airlines, Inc., an Alaska corporation, is a wholly-owned subsidiary of Alaska Air Group, Inc. (Air Group), a Delaware corporation.  In the opinion of management, all adjustments have been made that are necessary to present fairly the Company’s financial position as of September 30, 2009, as well as the results of operations for the three and nine months ended September 30, 2009 and 2008. The adjustments made were of a normal recurring nature.

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

New and Proposed Accounting Pronouncements
Effective July 2, 2009, the Accounting Standards Codification (ASC) of the Financial Accounting Standards Board (FASB) became the single official source of authoritative, nongovernmental GAAP in the United States.  Although the Company’s accounting policies were not affected by the conversion to ASC, references to specific accounting standards in these notes to the condensed financial statements have been changed to reference the appropriate section of the ASC.

In March 2008, the FASB issued Statement of Financial Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  SFAS 161 requires entities that use derivative instruments to provide certain qualitative disclosures about their objectives and strategies for using such instruments, amounts and location of the derivatives in the financial statements, among other disclosures. SFAS 161 was adopted as of January 1, 2009 and was incorporated into ASC 815, Derivatives and Hedging.  The required disclosures are included in Note 2 and Note 4.  The adoption of this standard did not have a material impact on the disclosures historically provided.

In April 2009, the FASB issued Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which clarifies the determination of fair value for assets and liabilities that may be involved in transactions that would not be considered orderly as defined in the position statement.  This position was incorporated into ASC 820, Fair Value Measurements and Disclosures.  In April 2009, the FASB also issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, as incorporated into ASC 320, Investments – Debt and Equity Securities. This position statement provides additional guidance in determining whether a debt security is other-than-temporarily impaired and how entities should record the impairment in the financial statements.  The standard requires credit losses, as defined, to be recorded through the statement of operations and the remaining impairment loss to be recorded through accumulated other comprehensive income.  Both of these staff positions were effective for the Company as of June 30, 2009.  See Note 2 for a discussion of the impact of these new positions to the Company’s financial statements.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This position was incorporated into ASC 825, Financial Instruments, and requires companies to provide, on an interim basis, disclosures that were previously only required in annual statements for the fair value of financial instruments.  This staff position was effective for the Company as of June 30, 2009.  See Note 2 for these required disclosures.

In May 2009, the FASB issued statement No. 165, Subsequent Events (SFAS 165), which was incorporated into ASC 855, Subsequent Events. The standard modified the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date.  The Company adopted the provisions as of June 30, 2009.  The Company has performed an evaluation of subsequent events through November 6, 2009, which is the date these financial statements were issued.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1 amending SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, which, among other things, expands the disclosure regarding assets in an employer’s pension and postretirement benefit plans.  The standard requires the Company to add the fair value hierarchy disclosures required by ASC 820 as it relates to the underlying assets of the pension and postretirement benefit plans.  This position has been incorporated into ASC 715, Compensation – Retirement Benefits, and is effective for annual financial statements for fiscal years ending after December 15, 2009.  This position will impact the Company’s financial statement disclosures, but will have no impact on its financial position or results of operations.

NOTE 2.         FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Measurements
Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standards also establish a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

Cash, Cash Equivalents and Marketable Securities
The Company uses the “market approach” as defined in the accounting standards in determining the fair value of its cash, cash equivalents and marketable securities. The securities held by the Company are valued based on observable prices in active markets and considered to be liquid and easily tradable.

Amounts measured at fair value as of September 30, 2009 are as follows (in millions):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$169.9	$—	$—	$169.9
Marketable securities	72.3	987.3	—	1,059.6
Total	$242.2	$987.3	$—	$1,229.5

All of the Company’s marketable securities are classified as available-for-sale.  The securities are carried at fair value, with the unrealized gains and losses, excluding credit losses, reported in shareholder’s equity under the caption “accumulated other comprehensive loss” (AOCL).  Realized gains and losses are included in other nonoperating income (expense) in the condensed statements of operations.

The cost of securities sold is based on the specific identification method.  Interest and dividends on marketable securities are included in interest income in the condensed statements of operations.

Marketable securities consisted of the following (in millions):

	September 30, 2009	December 31, 2008
Amortized cost:
Government securities/agencies	$386.1	$329.1
Asset-backed obligations	236.3	198.0
Other corporate obligations	420.0	263.7
	$1,042.4	$790.8
Fair value:
Government securities/agencies	$392.9	$342.8
Asset-backed obligations	235.6	187.7
Other corporate obligations	431.1	263.8
	$1,059.6	$794.3

Of the marketable securities on hand at September 30, 2009, 8% mature in 2009, 29% in 2010, and 63% thereafter.  Gross realized gains and losses for the three and nine-month periods ended September 30, 2009 and 2008 were not material to the condensed financial statements.

The Company determined that credit losses, as defined in the accounting standards, existed as of September 30, 2009 with respect to certain asset-backed obligations.  Based on a future cash flow analysis, the Company determined that it does not expect to recover the full amortized cost basis of certain asset-backed obligations.  This analysis estimated the expected future cash flows by using a discount rate equal to the effective interest rate implicit in the securities at the date of acquisition.  The inputs used to estimate future cash flows included the default, foreclosure, and bankruptcy rates on the underlying mortgages and expected home pricing trends.  The Company also looked at the average credit scores of the individual mortgage holders and the average loan-to-value percentage.  Although management believes the underlying securities are performing well considering the current market, all of the factors mentioned result in expected future cash flows that are less than the current amortized cost of the portfolio of asset-backed obligations.  Therefore, the Company recorded an aggregate credit loss in other nonoperating expense of $1.7 million in the first nine months 2009 to reflect the difference between the present value of future cash flows and the amortized cost basis of the affected securities.  Management does not believe the securities associated with the remaining $3.9 million unrealized loss recorded in AOCL are “other-than-temporarily” impaired, as defined in the accounting standards, based on the current facts and circumstances.  Management currently does not intend to sell these securities prior to their recovery nor does it believe that it will be more-likely-than-not that the Company would need to sell these securities for liquidity or other reasons.

Gross unrealized gains and losses, including credit losses, at September 30, 2009 are presented in the table below (in millions):

		Unrealized Losses
	Unrealized Gains in AOCL	Less than 12 months	Greater than 12 months	Total Unrealized Losses	Less: Credit Loss Recorded in Earnings	Net Unrealized Losses in AOCL	Net Unrealized Gains/(Losses) in AOCL	Fair Value of Securities with Unrealized Losses
Government Securities/Agencies	$6.8	$--	$--	$--	$--	$--	$6.8	$35.1
Asset-backed obligations	3.1	--	(5.5)	(5.5)	(1.7)	(3.8)	(0.7)	25.0
Other corporate obligations	11.2	(0.1)	--	(0.1)	--	(0.1)	11.1	35.7
Total	$21.1	$(0.1)	$(5.5)	$(5.6)	$(1.7)	(3.9)	$17.2	$95.8

Interest Rate Swap Agreements
In the third quarter of 2009, the Company entered into interest rate swap agreements with a third party designed to hedge the volatility of the underlying variable interest rate in the Company’s aircraft lease agreements for six B737-800 aircraft.  The agreements stipulate that the Company pay a fixed interest rate over the term of the contract and receive a floating interest rate.  All significant terms of the swap agreement match the terms of the lease agreements, including interest-rate index, rate reset dates, termination dates and underlying notional values.  The agreements expire beginning in June 2020 through March 2021 to coincide with the lease termination dates.

The Company has formally designated these swap agreements as hedging instruments and will record the effective portion of the hedge as an adjustment to aircraft rent in the condensed statement of operations in the period of contract settlement.  The effective portion of the changes in fair value for instruments that settle in the future are recorded in AOCL in the condensed balance sheets.

At September 30, 2009, the Company had a liability of $6.2 million associated with these contracts, $5.6 million of which is expected to be reclassified into earnings within the next twelve months and is recorded in other accrued liabilities in the condensed balance sheets.  The fair value of these contracts is determined based on the difference between the fixed interest rate in the agreements and the observable LIBOR-based interest forward rates at period end, multiplied by the total notional value.  As such, the Company places these contracts in Level 2 of the fair value hierarchy.

Fair Value of Financial Instruments
The majority of the Company’s financial instruments are carried at fair value.  These include cash, cash equivalents and marketable securities (Note 2); restricted deposits (Note 8); fuel hedge contracts (Note 4); and interest rate swap agreements (Note 2).  The Company’s long-term fixed-rate debt is not carried at fair value.  The estimated fair value of the Company’s long-term debt was as follows (in millions):

	Carrying Amount	Fair Value
Long-term debt at September 30, 2009	$1,509.6	$1,465.2
Long-term debt at December 31, 2008	$1,559.2	$1,696.9

The fair value of cash and cash equivalents approximates carrying values due to the short maturity of these instruments.  The fair value of marketable securities is based on market prices.  The fair value of fuel hedge contracts is based on commodity exchange prices.  The fair value of restricted deposits approximates the carrying amount.  The fair value of interest rate swap agreements is based on quoted market swap rates.  The fair value of long-term debt is based on a discounted cash flow analysis using the Company’s current borrowing rate.

NOTE 3.         NEW PILOT CONTRACT TRANSITION COSTS AND RESTRUCTURING CHARGES

New Pilot Contract Transition Costs
On May 19, 2009, Alaska announced that its pilots, represented by the Air Line Pilots Association, ratified a new four-year contract.  Among other items, the contract has a provision that allows for pilots to receive, at retirement, a cash payment equal to 25% of their accrued sick leave balance multiplied by their hourly rate. The transition expense associated with establishing this sick-leave payout program was $15.5 million.  Pilots also received a one-time cash bonus following ratification of the contract of $20.3 million in the aggregate.  These items have been combined and reported as “New pilot contract transition costs” in the condensed statements of operations.

Restructuring Charges
In the third quarter of 2008, Alaska announced reductions in work force among union and non-union employees.  The Company recorded a $3.7 million charge in the third quarter of 2008 representing the severance payments and estimated medical coverage obligation for the affected employees.

NOTE 4.         FUEL HEDGE CONTRACTS

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risk associated with fluctuations in aircraft fuel prices, the Company periodically enters into call options for crude oil and swap agreements for jet fuel refining margins, among other initiatives. The Company records these instruments on the balance sheet at their fair value.  Changes in the fair value of these fuel hedge contracts are recorded each period in aircraft fuel expense.

The following table summarizes the components of aircraft fuel expense for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Raw or “into-plane” fuel cost	$159.5	$334.5	$410.6	$918.8
Impact of hedging activity	7.1	144.6	(4.7)	(54.8)
Aircraft fuel expense	$166.6	$479.1	$405.9	$864.0

The net cash paid for hedges that settled during the period was $3 million and $19 million during the three and nine months ended September 30, 2009, respectively.  The net cash received for the three and nine months ended September 30, 2008 was $44.6 million and $128.3 million, respectively.

The Company uses the “market approach” in determining the fair value of its hedge portfolio. The Company’s fuel hedge contracts consist of over-the-counter contracts, which are not traded on an exchange.  The fair value of these contracts is determined based on observable inputs that are readily available in active markets or can be derived from information available in active, quoted markets.  Therefore, the Company has categorized these contracts as Level 2 in the fair value hierarchy described in Note 2.

The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its fuel-hedging contracts and does not anticipate nonperformance by the counterparties.

Outstanding future fuel hedge positions are as follows:

	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Weighted-Average Crude Oil Price per Barrel
Fourth Quarter 2009	50%	36.1	$76
Remainder 2009	50%	36.1	$76
First Quarter 2010	46%	33.2	$68
Second Quarter 2010	47%	35.7	$68
Third Quarter 2010	46%	36.9	$72
Fourth Quarter 2010	34%	24.9	$78
Full Year 2010	43%	130.7	$71
First Quarter 2011	26%	19.7	$86
Second Quarter 2011	24%	19.1	$79
Third Quarter 2011	22%	17.8	$80
Fourth Quarter 2011	15%	11.2	$81
Full Year 2011	22%	67.8	$82
First Quarter 2012	10%	7.6	$87
Second Quarter 2012	7%	5.8	$86
Full Year 2012	4%	13.4	$86

The Company also uses fixed-price physical contracts and financial swaps to fix the refining margin component for approximately 47% and 27% of expected fourth quarter 2009 and first quarter 2010 jet fuel purchases, respectively, at an average price per gallon of 22 cents per gallon and 25 cents per gallon, respectively.

As of September 30, 2009 and December 31, 2008, the net fair values of the Company’s fuel hedge positions were as follows (in millions):

	September 30, 2009	December 31, 2008
Crude oil call options or “caps”	$65.5	$43.5
Crude oil collar contracts	---	(20.0)
Refining margin swap contracts	(1.4)	---
Total	$64.1	$23.5

The Company paid premiums of $67.2 million and $73.9 million to purchase the call options that were in the portfolio at September 30, 2009 and December 31, 2008, respectively.  The Company does have agreements with its counterparties for the refining margin swap contracts requiring cash collateral if certain liability levels are met.  The Company did not have any cash collateral held by these counterparties at September 30, 2009 or December 31, 2008.

NOTE 5.         FLEET TRANSITION

In 2006, Air Group’s Board of Directors approved a plan to accelerate the retirement of Alaska’s MD-80 fleet and remove those aircraft from service by the end of 2008. All of the MD-80s were removed from operation by the end of the third quarter of 2008.  Two and four of the aircraft were retired during the third quarter and first nine months of 2008, respectively, and placed in temporary storage at an aircraft storage facility. As a result, the Company recorded a $21.5 million and $47.5 million charge in the third quarter and first nine months of 2008, respectively, reflecting the remaining discounted future lease payments and other contract-related costs to be incurred through the remaining lease terms ending in 2012.

NOTE 6.         LONG-TERM DEBT

Long-term debt obligations were as follows (in millions):
	September 30, 2009	December 31, 2008
Fixed-rate notes payable due through 2022	$1,182.2	$1,192.1
Variable-rate notes payable due through 2019	327.4	252.2
16BBank line-of-credit facility expiring in 2010	17B--	18B75.0
19BPre-delivery payment facility expiring in 2011	20B--	21B39.9
Long-term debt	1,509.6	1,559.2
Less current portion	(126.3)	(225.1)
	$1,383.3	$1,334.1

During the first nine months of 2009, the Company borrowed $148.9 million using fixed-rate and variable-rate debt secured by flight equipment and another $10.4 million from its pre-delivery payment facility.  The Company made payments of $208.8 million, including $50.3 million on its pre-delivery payment facility and $75 million on its bank line-of-credit facility.

The Company’s $80 million pre-delivery payment facility expires on August 31, 2011.  During the second quarter of 2009, the available amount on the facility was reduced from $152 million to $90.5 million and then again to $80 million on August 31, 2009.  The reduction was primarily driven by the decline in the remaining future obligations under the purchase agreement with Boeing.

NOTE 7.         EMPLOYEE BENEFIT PLANS

Pension Plans - Qualified Defined Benefit
Net pension expense for the three and nine months ended September 30, 2009 and 2008 included the following components (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Service cost	$11.0	$11.7	$33.2	$35.0
Interest cost	16.7	15.7	50.1	47.0
Expected return on assets	(12.8)	(18.0)	(38.4)	(53.9)
Amortization of prior service cost	1.1	1.1	3.3	3.3
Actuarial loss	7.2	1.4	21.6	4.2
Net pension expense	$23.2	$11.9	$69.8	$35.6

The Company contributed $15.9 million and $47.8 million to its qualified defined-benefit plans during the three and nine months ended September 30, 2009, respectively.  Management is currently evaluating the amount of additional funding for 2009, if any.  The Company made $17.3 million and $51.7 million in contributions to its qualified defined-benefit pension plans during the three and nine months ended September 30, 2008, respectively.

Pension Plans - Nonqualified Defined Benefit
Net pension expense for the unfunded, noncontributory defined-benefit plans was $0.8 million and $0.9 million for the three months ended September 30, 2009 and 2008, respectively, and $2.3 million and $2.7 million for the nine months ended September 30, 2009 and 2008, respectively.

Postretirement Medical Benefits
Net periodic benefit cost for the post-retirement medical plans for the three months ended September 30, 2009 and 2008 was $4.0 million and $2.8 million, respectively.  The net periodic benefit cost for the nine months ended September 30, 2009 and 2008 was $12.9 million and $8.4 million, respectively.

NOTE 8.         OTHER ASSETS

Other assets consisted of the following (in millions):
	September 30, 2009	December 31, 2008
Restricted deposits (primarily restricted investments)	$62.1	$57.4
Deferred costs and other*	14.6	16.0
	$76.7	$73.4
*Deferred costs and other includes deferred financing costs, long-term prepaid rent, lease deposits and other items.

NOTE 9.         MILEAGE PLAN

Mileage Plan deferrals and liabilities are included under the following balance sheet captions (in millions):

	September 30, 2009	December 31, 2008
Current Liabilities:
Other accrued liabilities	$268.6	$280.4
Other Liabilities and Credits (non-current):
Deferred revenue	409.7	394.1
Other liabilities	12.8	15.9
	$691.1	$690.4

Mileage Plan revenue is included under the following condensed statement of operations captions for the three and nine months ended September 30 (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Passenger revenues	$51.9	$39.8	$135.4	$100.6
Other - net revenues	39.5	25.5	109.8	76.6
Change in Mileage Plan terms	--	42.3	--	42.3
	$91.4	$107.6	$245.2	$219.5

In the third quarter of 2008, the Company changed the terms of its Mileage Plan program regarding the expiration of award miles.  Beginning in the third quarter of 2008, Mileage Plan accounts with no activity for two years are deleted.  Under the previous policy, accounts with no activity for three years were deleted.  As a result of the deletion of a number of accounts at that time, the Company reduced its liability for future awards by $42.3 million, which was recorded in the condensed statements of operations as “Change in Mileage Plan terms.”

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

Stock Options
During the nine months ended September 30, 2009, Air Group granted 347,588 options to the Company’s employees with a weighted-average fair value of $14.00 per share.  During the same period in the prior year, Air Group granted 326,113 options with a weighted-average fair value of $11.09 per share.

The Company recorded stock-based compensation expense related to stock options of $0.7 million and $0.5 million for the three months ended September 30, 2009 and 2008, respectively.  The Company recorded expense of $3.3 million and $3.2 million in the nine months ended September 30, 2009 and 2008, respectively.  As of September 30, 2009, $4.3 million of compensation cost associated with unvested stock option awards attributable to future service had not yet been recognized.  This amount will be recognized as expense over a weighted-average period of 2.4 years.

As of September 30, 2009, options held by employees of the Company to purchase 2,248,244 shares of Air Group’s common stock were outstanding with a weighted-average exercise price of $29.51.  Of that total, 1,554,378 were exercisable at a weighted-average exercise price of $29.88.

Restricted Stock Awards
During the nine months ended September 30, 2009, Air Group awarded 226,097 restricted stock units (RSUs) to certain employees of the Company, with a weighted-average grant date fair value of $27.17.  This amount reflects the value of the RSU awards at the grant date based on the closing price of Air Group’s common stock.  The Company recorded stock-based compensation expense related to RSUs of $0.9 million and $1.4 million for the three months ended September 30, 2009 and 2008, respectively, and $4.4 million and $4.5 million for the nine-month periods ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, $5.7 million of compensation cost associated with unvested restricted stock awards attributable to future service of employees of the Company had not yet been recognized.  This amount will be recognized as expense over a weighted-average period of two years.

Employee Stock Purchase Plan
Compensation expense recognized under Air Group’s Employee Stock Purchase Plan was $0.3 million for both of the three-month periods ended September 30, 2009 and 2008, and $1.0 million and $1.2 million for the nine months ended September 30, 2009 and 2008, respectively.

Summary of Stock-Based Compensation
The table below summarizes the components of total stock-based compensation for the three and nine months ended September 30 (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Stock options	$0.7	$0.5	$3.3	$3.2
Restricted stock units	0.9	1.4	4.4	4.5
Performance share units	---	---	---	(0.3)
Employee stock purchase plan	0.3	0.3	1.0	1.2
	$1.9	$2.2	$8.7	$8.6

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

The Company paid $69.9 million and $81.8 million to Horizon under the CPA agreement for the quarters ended September 30, 2009 and 2008, respectively, and $191.2 million and $231.2 million during the nine months ended September 30, 2009 and 2008, respectively.

Intercompany Services
The Company performs all ticket processing for Horizon. Horizon’s ticket sales are recorded by Alaska as air traffic liability and revenue is allocated to and recorded by Horizon when transportation is provided.

Mileage Plan participants may earn and redeem miles on Horizon flights.  As of January 1, 2009, the Company began allocating Mileage Plan revenue to Horizon for miles redeemed on Horizon flights and also began allocating expenses to Horizon for miles earned on Horizon flights.  For the three and nine months ended September 30, 2009, $2.0 million and $5.5 million of passenger revenue, respectively, was allocated to Horizon for miles redeemed on Horizon flights.  For the nine months ended September 30, 2009, a $0.1 million credit to selling expenses was allocated to Horizon for miles earned on Horizon flights.  There was no allocation of Mileage Plan revenues or expenses in 2008.

The Company provides certain services to Horizon for which the Company receives payment from Horizon based on the cost of the services, including personnel expenses related to development and maintenance of certain information and communication systems, processing Horizon’s revenue transactions, accounting and payroll services, and other administrative services. The Company also pays certain leasing and other facilities costs on Horizon’s behalf that are reimbursed monthly by Horizon. Total amounts received by the Company from Horizon were $3.2 million and $2.4 million for the quarters ended September 30, 2009 and 2008, respectively, and $8.9 million and $7.5 million for the nine months ended September 30, 2009 and 2008, respectively.

In the normal course of business, Alaska and Horizon each provide certain ground handling services to the other company. Charges for ground services provided by the Company to Horizon totaled $2.6 million and $2.2 million during the three months ended September 30, 2009 and 2008, respectively, and $7.4 million and $6.9 million for the nine months ended September 30, 2009 and 2008, respectively. Charges for ground services provided by Horizon to the Company totaled $1.5 million and $2.3 million for the three months ended September 30, 2009 and 2008, respectively, and $4.6 million and $7.1 million for the nine months ended September 30, 2009 and 2008, respectively.

The Company advances Horizon funds at varying interest rates. All amounts are payable on demand. Interest income recognized related to the Horizon receivable totaled $1.2 million and $2.2 million for the three months ended September 30, 2009 and 2008, respectively and $4.3 million and $7 million for the nine months ended September 30, 2009 and 2008, respectively. Offsetting this amount is interest paid to Horizon on ticket sales processed by Alaska. Interest expense related to these ticket sales was $0.5 million and $1 million for the three months ended September 30, 2009 and 2008, respectively, and $1.7 million and $3.4 million for the nine months ended September 30, 2009 and 2008, respectively.

At September 30, 2009, receivables from related companies include $142 million from Horizon, $7 million from Alaska Air Group Leasing (AAGL) and $153.9 million from Air Group.  At September 30, 2009, payables to related companies include $3 million to Horizon, $0.8 million to AAGL and $62.1 million to Air Group.

NOTE 12.       CONTINGENCIES

Grievance with International Association of Machinists
In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) alleging that Alaska violated the CBA by, among other things, subcontracting the ramp service operation in Seattle.  The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007.  In July 2008, the arbitrator issued a final decision regarding basic liability in the matter.  In that ruling, the arbitrator found that Alaska had violated the CBA and instructed Alaska and the IAM to attempt to negotiate a remedy. In June 2009, another hearing was conducted, specifically related to the parties’ views on available remedies.  Subsequent to that hearing, there have been additional executive sessions of the arbitration panel.  Further hearings regarding the nature and scope of available remedies are scheduled to commence in December 2009.  Management currently does not believe that any final remedy will materially impact our financial position or results of operations.

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our operations and our present business environment.  MD&A is provided as a supplement to – and should be read in conjunction with – our condensed financial statements and the accompanying notes.  All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements.  Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in the Company’s filings with the Securities and Exchange Commission, including those listed in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.  This overview summarizes MD&A, which includes the following sections:

•	Third Quarter in Review – highlights from the third quarter of 2009 outlining some of the major events that happened during the period and how they affected our financial performance.

•
Results of Operations – an in-depth analysis of the results of operations for the nine months ended September 30, 2009.  We believe this analysis will help the reader better understand our condensed statements of operations.  This section also includes forward-looking statements regarding our view of the remainder of 2009.

•
Liquidity and Capital Resources – as we are filing this Form 10-Q with reduced disclosures in accordance with General Instruction H(1)(a) and (b) of Form 10-Q, we do not discuss liquidity and capital resources.  Liquidity and capital resources are managed at an Air Group level.  As such, we would refer the reader to Alaska Air Group, Inc.’s Form 10-Q filed on November 6, 2009 for an analysis of cash flows, liquidity, and capital resources.

Our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at www.alaskaair.com.  The information contained on our website is not a part of this quarterly report on Form 10-Q.

THIRD QUARTER IN REVIEW
Our pretax income was $124.8 million during the third quarter of 2009 compared to a pretax loss of $107.4 million in the third quarter of 2008.  The increase in our pretax earnings was primarily due to the $312.5 million decline in aircraft fuel costs and the decline in fleet transition costs from the third quarter of 2008, partially offset by an $83.1 million decline in operating revenues.  The decline in fuel cost is primarily due to a 49% reduction in the cost per gallon of raw fuel and a $137.5 million reduction in net losses associated with our fuel-hedging portfolio.  The 8.8% decline in operating revenues is more fully described below.

•
Mainline passenger revenue declined 6.5% because of continued demand weakness as compared to the prior year.  In the third quarter, we had a capacity reduction of 3.3% and a 3.4% decline in passenger unit revenue compared with the prior-year period.  This compares with a 2.2% year-over-year decline in the second quarter of 2009.  We believe that demand deterioration is moderating compared with the prior-year periods as evidenced by a year-over-year increase in passenger traffic in the third quarter.  However, ticket yield continues to be under significant pressure.

•
As previously announced, we began charging a $15 first bag service charge on July 7, 2009. This fee does not apply to our MVP or MVP Gold Mileage Plan members, for those traveling solely within the state of Alaska, or for certain other passengers.  For the third quarter, the fee generated $19.8 million of incremental revenue.  As previously disclosed, we believe this fee will generate at least $70 million of incremental revenue for Air Group on an annual basis, and Air Group expects to meet or exceed the estimate of at least $30 million of incremental revenue during the last half of 2009.

•
Mileage Plan revenue increased by $14 million primarily as a result of an increase in the commission revenue recognized from the sale of Mileage Plan miles.  See further discussion in the “Results of Operations” segment beginning on page 24.

•	We recorded $42.3 million in the prior-year quarter associated with a change in our Mileage Plan program terms.

Other significant developments during the third quarter of 2009 and through the filing of this Form 10-Q are described below.

New Markets
In the third quarter, we announced that we would begin daily non-stop service between Portland and Chicago on November 16, 2009.  We launched previously announced service from Seattle to two new cities in Texas - Houston and Austin during the quarter, and our previously announced non-stop service between Seattle and Atlanta began in October.

Labor Agreements
As previously disclosed, in August 2009, Alaska and its aircraft technicians reached an agreement on a two-year contract extension.  The extended contract, which becomes amendable on October 17, 2011, provides technicians with a 1.5-percent pay scale increase in October 2009 and 2010. In addition, technicians will no longer participate in the company’s Variable Pay Plan. Instead, they will participate in the Performance-Based Pay (PBP) Plan.

In October 2009, the International Association of Machinists presented its membership with two-year contract extension proposals for Alaska’s clerical, office and passenger service employees, and its ramp service and stores agents.  The proposed extension includes participation in the PBP incentive plan and a 1.5-percent pay scale increase in June 2010 and 2011.  The vote by the covered employees is expected to be completed in December 2009.

Outlook
Looking ahead, year-over-year advance booked load factor for November is up about 3.5 points for mainline flying and about three points for purchased capacity flying.  December advance booked load factor is up about 1.5 points and about three points for mainline and purchased capacity flying, respectively, although the trend has been for the year-over-year comparison to improve as the date of travel approaches.  These advance booked load factors are on relatively flat expected mainline capacity and an expected increase of about 16% in purchased capacity from Horizon for the fourth quarter.

We are continuing to see lower year-over-year unit revenues and ticket yields due to the current economic conditions and need to stimulate traffic with low fares and sale activity.  We expect to continue to see year-over-year declines in unit revenue through the fourth quarter based on current bookings and fare sales.  The impacts of our new first bag fee and new affinity card agreement, along with other revenue initiatives such as increases in on-board products, have helped to ease the impact of revenue declines from low ticket yields.

RESULTS OF OPERATIONS
COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2009 TO NINE MONTHS ENDED SEPTEMBER 30, 2008
Our net income for the nine months ended September 30, 2009 was $91.0 million compared to a net loss of $38.7 million for the first nine months of 2008.  Items that impact the comparability between the periods are as follows:

•
Both periods include adjustments to reflect timing of gain and loss recognition resulting from mark-to-market fuel hedge accounting.  For the first nine months of 2009, we recognized net mark-to-market gains of $47.4 million ($29.6 million after tax), compared to net losses of $52.4 million ($32.8 million after tax) in the same period of 2008.

•	The first nine months of 2009 include the new pilot contract transition costs of $35.8 million ($22.3 million after tax).

•	The first nine months of 2008 include charges of $47.5 million ($29.8 million after tax) related to the completion of our MD-80 fleet transition.

•	The first nine months of 2008 included a $42.3 million benefit ($26.5 million after tax) related to a change in the terms of our Mileage Plan program.

•	The first nine months of 2008 included restructuring charges of $3.7 million ($2.3 million after tax) related to the reduction in our work force.

Financial and statistical data is shown on page 23. An in-depth discussion of the results begins on page 24.

Financial and Statistical Data (unaudited)

	Three Months Ended September 30						Nine Months Ended September 30
Financial Data (in millions):	2009		2008		% Change		2009		2008		% Change
Operating Revenues:
Passenger	$702.0		$751.2		(6.5)		$1,844.3		$2,041.2		(9.6)
Freight and mail	26.5		29.2		(9.2)		69.0		77.1		(10.5)
Other - net	48.4		33.5		44.5		136.5		101.2		34.9
Change in Mileage Plan terms	-		42.3		NM		-		42.3		NM
Total mainline operating revenues	776.9		856.2		(9.3)		2,049.8		2,261.8		(9.4)
Passenger - purchased capacity	81.9		85.7		(4.4)		211.4		233.9		(9.6)
Total Operating Revenues	858.8		941.9		(8.8)		2,261.2		2,495.7		(9.4)

Operating Expenses:
Wages and benefits	199.1		182.5		9.1		594.9		558.9		6.4
Variable incentive pay	20.8		4.9		324.5		44.0		10.8		307.4
Aircraft fuel, including hedging gains and losses	166.6		479.1		(65.2)		405.9		864.0		(53.0)
Aircraft maintenance	36.5		32.6		12.0		129.4		112.1		15.4
Aircraft rent	27.2		26.3		3.4		81.8		82.4		(0.7)
Landing fees and other rentals	43.0		42.3		1.7		124.4		126.9		(2.0)
Contracted services	29.7		31.9		(6.9)		88.6		100.5		(11.8)
Selling expenses	29.4		33.1		(11.2)		76.8		95.6		(19.7)
Depreciation and amortization	45.1		42.8		5.4		132.6		123.2		7.6
Food and beverage service	12.0		12.8		(6.3)		34.9		37.1		(5.9)
Other	38.0		41.0		(7.3)		119.3		130.2		(8.4)
New pilot contract transition costs	-		-		NM		35.8		-		NM
Restructuring charges	-		3.7		NM		-		3.7		NM
Fleet transition costs - MD-80	-		21.5		NM		-		47.5		NM
Total mainline operating expenses	647.4		954.5		(32.2)		1,868.4		2,292.9		(18.5)
Purchased capacity costs	74.7		85.6		(12.7)		206.3		246.8		(16.4)
Total Operating Expenses	722.1		1,040.1		(30.6)		2,074.7		2,539.7		(18.3)

Operating Income (Loss)	136.7		(98.2)				186.5		(44.0)

Interest income	9.6		12.8				29.2		38.2
Interest expense	(22.4)		(23.5)				(67.5)		(67.5)
Interest capitalized	1.4		4.8				5.7		16.1
Other - net	(0.5)		(3.3)				(5.3)		(2.7)
	(11.9)		(9.2)				(37.9)		(15.9)

Income (Loss) Before Income Tax	$124.8		$(107.4)				$148.6		$(59.9)

Mainline Operating Statistics:
Revenue passengers (000)	4,240		4,532		(6.4)		11,796		13,037		(9.5)
RPMs (000,000) "traffic"	5,020		5,012		0.2		13,812		14,410		(4.1)
ASMs (000,000) "capacity"	6,097		6,306		(3.3)		17,469		18,628		(6.2)
Passenger load factor	82.3%		79.5%		2.8	pts	79.1%		77.4%		1.7	pts
Yield per passenger mile	13.98	¢	14.99	¢	(6.7)		13.35	¢	14.17	¢	(5.8)
Operating revenue per ASM (RASM)	12.74	¢	13.58	¢	(6.2)		11.73	¢	12.14	¢	(3.4)
Change in Mileage Plan terms per ASM	0.00	¢	0.67	¢	NM		0.00	¢	0.23	¢	NM
Passenger revenue per ASM	11.51	¢	11.91	¢	(3.4)		10.56	¢	10.96	¢	(3.6)
Operating expenses per ASM	10.62	¢	15.14	¢	(29.9)		10.70	¢	12.31	¢	(13.1)
Aircraft fuel cost per ASM	2.73	¢	7.60	¢	(64.1)		2.32	¢	4.64	¢	(50.0)
New pilot contract transition costs per ASM	0.00	¢	0.00	¢	NM		0.21	¢	0.00	¢	NM
Restructuring charges per ASM	0.00	¢	0.06	¢	NM		0.00	¢	0.02	¢	NM
Fleet transition costs per ASM	0.00	¢	0.34	¢	NM		0.00	¢	0.25	¢	NM
Aircraft fuel cost per gallon	$2.07		$5.57		(62.8)		$1.77		$3.34		(47.0)
Economic fuel cost per gallon	$2.15		$3.47		(38.0)		$1.98		$3.14		(36.9)
Fuel gallons (000,000)	80.1		86.0		(6.9)		229.9		258.3		(11.0)
Average number of full-time equivalent employees	9,002		9,594		(6.2)		8,987		9,785		(8.2)
Aircraft utilization (blk hrs/day)	9.9		10.8		(8.3)		9.9		10.8		(8.3)
Average aircraft stage length (miles)	1,044		981		6.4		1,027		975		5.3
Operating fleet at period-end	116		110		6	a/c	116		110		6	a/c

Regional Operating Statistics:
RPMs (000,000)	298		304		(2.0)		777		873		(11.0)
ASMs (000,000)	383		391		(2.0)		1,058		1,153		(8.2)
Passenger load factor	77.8%		77.7%		0.1	pts	73.4%		75.7%		(2.3	)pts
Yield per passenger mile	27.48	¢	28.19	¢	(2.5)		27.21	¢	26.79	¢	1.6
Operating revenue per ASM	21.38	¢	21.92	¢	(2.5)		19.98	¢	20.29	¢	(1.5)
Operating expenses per ASM	19.50	¢	21.89	¢	(10.9)		19.50	¢	21.41	¢	(8.9)

NM = Not Meaningful

REVENUES
Total operating revenues declined $234.5 million, or 9.4%, during the first nine months of 2009 as compared to the same period in 2008.  The changes are summarized in the following table:

	Nine Months Ended September 30
(in millions)	2009	2008	% Change
Passenger revenue - mainline	$1,844.3	$2,041.2	(9.6)
Freight and mail	69.0	77.1	(10.5)
Other - net	136.5	101.2	34.9
Change in Mileage Plan Terms	-	42.3	NM
Total mainline revenues	$2,049.8	$2,261.8	(9.4)
Passenger revenue - purchased capacity	211.4	233.9	(9.6)
Total operating revenues	$2,261.2	$2,495.7	(9.4)

NM = Not Meaningful

Operating Revenues – Mainline
Mainline passenger revenue for the first nine months fell by 9.6% on a 6.2% reduction in capacity. There was a 3.6% decline in PRASM, which was driven by a 5.8% drop in ticket yield compared to the prior-year period, partially offset by a 1.7-point increase in load factor.

Our load factor in October 2009 was 77.0%, compared to 73.6% in October 2008. Our advance bookings currently suggest that load factors will be up about 3.5 points in November and 1.5 points in December compared to the prior year.

Ancillary revenue included in passenger revenue increased from $71.4 million in the first nine months of 2008 to $88.4 million in the current year.  The increase is primarily due to the implementation of our first checked bag fee in the third quarter of 2009 ($17.3 million) and our second checked bag fee in the third quarter of 2008, resulting in a year-over-year increase of $7.1 million, partially offset by a decline in other fees.  The decline in other fees is the result of fewer passengers.

Freight and mail revenue decreased $8.1 million, or 10.5%, primarily as a result of lower mail volumes and yield and lower freight fuel surcharges, partially offset by higher freight volumes and yield.

Other – net revenue increased $35.3 million, or 34.9%, from the prior-year quarter.  Mileage Plan revenue increased by $33.2 million primarily as a result of an increase in the commission revenue recognized from the sale of Mileage Plan miles.  The increase in the commission component from the prior-year period is driven by two primary factors – 1) the decline in the fair value assigned to sold miles as our award structure changed in the fourth quarter of 2008 and 2) the increase in the rate paid to us by our affinity credit card partner for miles sold.  The new affinity card agreement was effective January 1, 2009.

In the third quarter of 2008, we reduced the length of time that a Mileage Plan account could be inactive from three years to two years before the account is deleted.  As a result of this change in terms, our Mileage Plan liability was reduced by $42.3 million in the prior-year period.

Passenger Revenue – Purchased Capacity
Passenger revenue - purchased capacity flying fell by $22.5 million over the same period of last year because of an 8.2% decline in capacity combined with a 1.5% decrease in unit revenue compared to the prior year. Unit revenue dropped as a result of a 2.3-point decline in load factor, partially offset by a 1.6% improvement in ticket yield.

EXPENSES
For the nine months ended September 30, 2009, total operating expenses decreased $465.0 million or 18.3% compared to the same period in 2008 as a result of a significantly lower aircraft fuel cost, partially offset by higher mainline non-fuel operating costs. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Nine Months Ended September 30
(in millions)	2009	2008	% Change
Mainline fuel expense	$405.9	$864.0	(53.0)
Mainline non-fuel operating expenses	1,462.5	1,428.9	2.4
Mainline operating expenses	1,868.4	2,292.9	(18.5)
Purchased capacity costs	206.3	246.8	(16.4)
Total operating expenses	$2,074.7	$2,539.7	(18.3)

NM = Not Meaningful

Mainline Operating Expenses
Total mainline operating expenses declined $424.5 million or 18.5% during the first nine months of 2009 compared to the same period last year. The reduction was mostly due to the $458.1 million decline in aircraft fuel expense, partially offset by the new pilot contract transition costs and increases in wages and benefits, variable incentive pay and maintenance.  Significant operating expense variances from the first nine months of 2008 are more fully described below.

Wages and Benefits
Wages and benefits were up $36.0 million, or 6.4%, compared to the first nine months of 2008.  The primary components of wages and benefits are shown in the following table:

	Nine Months Ended September 30
(in millions)	2009	2008	% Change
Wages	$405.9	$410.7	(1.2)
Pension and defined-contribution retirement benefits	87.6	50.9	72.1
Medical benefits	60.1	55.1	9.1
Other benefits and payroll taxes	41.3	42.2	(2.1)
Total wages and benefits	$594.9	$558.9	6.4

Wages declined 1.2% on an 8.2% reduction in FTEs compared to the first nine months of 2008.  Wages have not declined in step with the FTE reduction because of higher wage rates for the pilot group in connection with their new contract and increased average wages for certain other employees stemming from higher average seniority.

The 72.1% increase in pension and other retirement-related benefits is primarily due to a $36.0 million increase in our defined-benefit pension cost driven by the significant decline in the market value of pension assets at the end of 2008.

Medical benefits increased 9.1% from the prior-year period primarily as a result of a rise in the post-retirement medical cost for the pilot group in connection with their new contract.

We expect wages and benefits to be up in the fourth quarter of 2009 compared to the fourth quarter of 2008 for the same reasons mentioned above.

Variable Incentive Pay
Variable incentive pay expense increased from $10.8 million in the first nine months of 2008 to $44.0 million in the same period of 2009. The increase reflects higher year-over-year expense for the PBP incentive plan based on estimated full-year Air Group results and those estimated results compared to our original 2009 plan.  The increase can also be attributed to the addition of pilots, flight attendants and mechanics to the PBP incentive plan, which results in a larger expected payout for 2009 than the incentive plans under which they were previously covered. We expect fourth quarter 2009 incentive pay will be higher than in the same period of 2008.

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

Aircraft fuel expense declined $458.1 million, or 53.0%, compared to the first nine months of 2008. The elements of the change are illustrated in the following table:

	Nine Months Ended September 30
(in millions, except per-gallon amounts)	2009	2008	% Change
Fuel gallons consumed	229.9	258.3	(11.0)
Raw price per gallon	$1.79	$3.56	(49.7)
Total raw fuel expense	$410.6	$918.8	(55.3)
Net impact on fuel expense from (gains) and losses arising from fuel-hedging activities	(4.7)	(54.8)	NM
Aircraft fuel expense	$405.9	$864.0	(53.0)

NM = Not Meaningful

Fuel gallons consumed declined 11.0%, primarily as a result of an 8.2% reduction in aircraft flight hours and the improved fuel efficiency of our fleet as we completed the transition to newer, more fuel-efficient B737-800 aircraft in the second half of 2008.

The raw fuel price per gallon declined 49.7% as a result of lower West Coast jet fuel driven by lower crude oil costs and refining margins. Based on the current price of jet fuel, we expect that the raw price per gallon in the fourth quarter of 2009 will be lower than in 2008, although not to the same extent as in the first nine months of the year.

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

Our economic fuel expense is calculated as follows:
	Nine Months Ended September 30
(in millions, except per-gallon amounts)	2009	2008	% Change
Raw fuel expense	$410.6	$918.8	(55.3)
Plus or minus: net of cash received from settled hedges and premium expense recognized	42.7	(107.2)	NM
Economic fuel expense	$453.3	$811.6	(44.1)
Fuel gallons consumed	229.9	258.3	(11.0)
Economic fuel cost per gallon	$1.98	$3.14	(36.9)

NM = Not meaningful

As noted above, the total net expense recognized for hedges that settled during the period was $42.7 million in the first nine months of 2009, compared to a net cash benefit of $107.2 million in the same period of 2008.  These amounts represent the net of the premium expense recognized for those hedges and any cash received or paid upon settlement. The decrease is primarily due to the significant drop in crude oil prices over the past year.

We currently expect economic fuel expense to be lower for the remainder of 2009 than in 2008 because of lower jet fuel prices.

Aircraft Maintenance
Aircraft maintenance increased by $17.3 million, or 15.4%, compared to the prior-year period primarily because of a higher average cost of airframe maintenance events and a new power-by-the-hour maintenance agreement on our B737-700 and B737-900 aircraft engines, partially offset by the benefits of our fleet transition, as we have replaced all of our aging MD-80s with newer B737-800s.  Our current expectation is that aircraft maintenance costs will be relatively flat in the fourth quarter of 2009 compared to 2008.

Contracted Services
Contracted services declined by $11.9 million, or 11.8%, compared to the first nine months of 2008 as a result of the reduction in the number of flights operated throughout our system to ports where vendors are used and a reduction in project contract labor.  We expect contracted services to be relatively flat in the fourth quarter compared to the same period in 2008.

Selling Expenses
Selling expenses declined by $18.8 million, or 19.7%, compared to the prior-year period as a result of lower credit card and travel agency commissions and lower ticket distribution costs due to the decline in passenger traffic and lower Mileage Plan expenses.  We expect fourth quarter 2009 selling expenses to be higher compared to the fourth quarter of 2008 due to higher expected advertising costs.

Depreciation and Amortization
Depreciation and amortization increased $9.4 million, or 7.6%, compared to the first nine months of 2008.  This is primarily due to the additional B737-800 aircraft delivered in the last quarter of 2008 and the first nine months of 2009, partially offset by the sale-leaseback of six B737-800 aircraft in the first quarter of 2009.  We expect depreciation and amortization to be slightly higher in the fourth quarter of 2009 compared to the same period of 2008, primarily due to the new aircraft delivered in 2009.

Other Operating Expenses
Other operating expenses declined $10.9 million, or 8.4%, compared to the prior year.  The decline is primarily driven by a reduction in outside professional services costs and personnel costs.  We expect other operating expenses to be lower in the fourth quarter of 2009 compared to the same period in 2008 for the same reasons.

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

Restructuring Charges and Fleet Transition Costs
In the third quarter of 2008, we announced work force reductions among union and non-union employees.  The affected non-union employees were terminated in the third quarter, resulting in a $1.6 million severance charge.  For union personnel, we recorded a $2.1 million charge in the third quarter of 2008.

In the first nine months of 2008, we retired four MD-80 aircraft that were under long-term lease arrangements and placed them in temporary storage at an aircraft storage facility. These aircraft are under long-term lease arrangements. The $47.5 million charge in the period represents the remaining discounted lease payments under the lease contract and our estimate of maintenance costs that will be incurred in the future to meet the minimum return conditions under the lease requirements.

Mainline Unit Costs per Available Seat Mile
Operating costs per ASM (CASM) is an important metric in the industry and we use it to gauge the effectiveness of our cost-reduction efforts. Our effort to reduce unit cost focuses not only on controlling the actual dollars we spend, but also on the ability to increase our capacity without adding a commensurate amount of cost.

Our mainline operating costs per ASM are summarized below:

	Nine Months Ended September 30
	2009		2008		% Change
Total mainline operating expenses per ASM (CASM)	10.70	¢	12.31	¢	(13.1)
CASM includes the following components:
Aircraft fuel cost per ASM	2.32	¢	4.64	¢	(50.0)
New pilot contract transition costs per ASM	0.21	¢	-		NM
Restructuring charges per ASM	-		0.02	¢	NM
Fleet transition costs per ASM	-		0.25	¢	NM

NM = Not Meaningful

CASM decreased from the prior-year period because of the 18.5% decline in mainline operating costs, which is discussed above, partially offset by a 6.2% reduction in capacity. We have listed separately in the above table our fuel costs, new pilot contract transition costs, fleet transition costs and restructuring charges per ASM. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and certain special items to measure our cost-reduction progress. We believe that such analysis may be important to investors and other readers of these financial statements for the following reasons:

•
By eliminating fuel expense and certain special items from our unit cost metrics, we believe that we have better visibility into the results of our non-fuel cost-reduction initiatives.  Our industry is highly competitive and is characterized by high fixed costs, so even a small reduction in non-fuel operatingcosts can result in a significant improvement in operating results.  In addition, we believe that all domestic carriers are similarly impacted by changes in jet fuel costs over the long run, so it is important for management (and thus investors) to understand the impact of (and trends in) company-specific cost drivers such as labor rates and productivity, airport costs, maintenance costs, etc., which are more controllable by management.

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

•	Cost per ASM excluding fuel (and other items as specified in our plan documents) is an important metric for the PBP incentive plan that covers the majority of our employees.

•
Cost per ASM excluding fuel and certain special items is a measure commonly used by industry analysts, and we believe it is the basis by which they compare our airlines to others in the industry.  The measure is also the subject of frequent questions from investors.

•
Disclosure of the individual impact of certain noted items provides investors the ability to measure and monitor performance both with and without these special items. We believe that disclosing the impact of certain items such as fleet transition costs, new pilot contract transition costs, and restructuring charges is important because it provides information on significant items that are not necessarily indicative of future performance. Industry analysts and investors consistently measure our performance without these items for better comparability between periods and among other airlines.

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

We currently forecast our mainline costs per ASM excluding fuel and other special items for the fourth quarter and full year of 2009 to be up 6% and 10%, respectively, compared to 2008.

Purchased Capacity Costs
Purchased capacity costs decreased $40.5 million compared to the nine months ended September 30, 2009.  Of the total, $191.2 million was paid to Horizon under the CPA for 1.0 billion ASMs.

NONOPERATING INCOME (EXPENSE)
Net nonoperating expense was $37.9 million in the first nine months of 2009 compared to $15.9 million in the same period of 2008.  Interest income declined $9 million compared to the first nine months of 2008 primarily as a result of lower average portfolio returns, partially offset by a higher average balance of cash and marketable securities.  Interest expense was flat on a higher average debt balance, offset by lower interest rates on our variable-rate debt.  Capitalized interest was $10.4 million lower than in the first nine months of 2008 because of lower advance aircraft purchase deposits and the deferral of future aircraft deliveries.

INCOME TAX EXPENSE (BENEFIT)
We provide for income taxes each quarter based on either our estimate of the effective tax rate for the full year or the actual year-to-date effective tax rate if it is our best estimate of our annual rate.  For the first nine months of 2009, we used the estimated income tax rate based on our current full-year estimate of pretax earnings.  Our effective income tax rate on pretax income or loss for the first nine months of 2009 was 38.8%, compared to 35.4% for the first nine months of 2008.  In arriving at this rate, we considered a variety of factors, including our full-year forecasted pretax results, the U.S. federal rate of 35%, year-to-date nondeductible expenses and estimated state income taxes.

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

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is

recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control over Financial Reporting
We made no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) alleging that Alaska violated the CBA by, among other things, subcontracting the ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007. In July 2008, the arbitrator issued a ruling regarding basic liability in the matter. In that ruling, the arbitrator found that Alaska had violated the CBA and instructed Alaska and the IAM to attempt to negotiate a remedy. In June 2009, another hearing was conducted, specifically related to the parties’ views on available remedies.  Subsequent to that hearing, there have been additional executive sessions of the arbitration panel.  Further hearings regarding the nature and scope of available remedies are scheduled to commence in December 2009.  Management currently does not believe that any final remedy will materially impact our financial position or results of operations.

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

ITEM 1A.    RISK FACTORS

Area flooding could significantly disrupt our operations
A dam in the Kent Valley, near Seattle-Tacoma International Airport, is partly compromised.  Many of the services necessary for the operation of our airlines are located in the valley, e.g., fuel supply, power, catering, reservations call centers, etc.  If the area experiences heavy rains, flooding could occur and our operations could be disrupted.  The Army Corps of Engineers estimates that the dam will be repaired within three to five years.  We have contingency plans in place and are continuing to monitor the situation.  Any significant disruption would harm our business, financial condition and results of operations.

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

Date:  November 6, 2009

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

10.1#
Third Amendment to October 19, 2005 Credit Agreement, dated May 29, 2009 (Filed as Exhibit 10.1 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed on November 6, 2009 and incorporated herein by reference)

31.1*	Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2*	Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1*	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Exhibits 32.1 and 32.2 are being furnished pursuant to 18 U.S.C. Section 1350 and shall not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”,) or otherwise subject to the liability of that section.  Such exhibits shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

* Filed herewith
# Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.