Form 10-K
ALASKA AIRLINES INC
filed 2010-02-24
CIK 3202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 2009

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes       No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒  No  

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer     Accelerated filer       Non-accelerated filer   ☒   Smaller reporting company   

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes No ☒

The registrant meets the conditions specified in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format permitted by General Instruction I(2).

The registrant is a wholly-owned subsidiary of Alaska Air Group, Inc., a Delaware corporation, and there is no market for the registrant’s common stock, par value $1.00 per share.  As of February 15, 2010, shares of common stock outstanding totaled 500.

ALASKA AIRLINES, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009

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

PART I

ITEM 1. OUR BUSINESS

Alaska Airlines, Inc., an Alaska corporation, is a wholly-owned subsidiary of Alaska Air Group, Inc. (Air Group), a Delaware corporation.  Air Group is also the parent company of Horizon Air Industries, Inc. (Horizon) and Alaska Air Group Leasing. Alaska is a major airline organized in 1932 and incorporated in the state of Alaska in 1937.  We became a wholly-owned subsidiary of Air Group in 1985 pursuant to reorganization into a holding company structure.  We operate an all-jet fleet with an average passenger trip length in 2009 of 1,180 miles. Horizon is a regional airline that operates both turboprop and jet aircraft

We continue to distinguish ourselves from competitors by providing award-winning customer service and differentiating amenities. Our outstanding employees and excellent service in the form of advance seat assignments, expedited check-in with Airport of the Future®, web check-in, flight alerts, an award-winning frequent flyer program, well-maintained aircraft, a first-class section, and other amenities are regularly recognized by independent studies, awards, and surveys of air travelers. For example, Alaska has ranked “Highest in Customer Satisfaction among Traditional Network Carriers” in both 2009 and 2008 by J.D. Power and Associates and won the “Program of the Year” Freddie award for 2008 and 2007 for our Mileage Plan program. We are very proud of these awards and we continue to strive to have the best customer service in the industry.

WHERE YOU CAN FIND MORE INFORMATION

Our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available on our website at www.alaskaair.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with the Securities and Exchange Commission. The information contained on our website is not a part of this annual report on Form 10-K.

ALASKA RANKED “HIGHEST IN CUSTOMER SATISFACTION AMONG TRADITIONAL NETWORK CARRIERS” IN BOTH 2009 AND 2008 BY J.D. POWER AND ASSOCIATES.

OUR OPERATIONS

We offer extensive north/south service within the western U.S., Canada and Mexico, and passenger and dedicated cargo services to and within the state of Alaska. We also provide long-haul east/west service to Hawaii and twelve cities in the mid-continental and eastern U.S., primarily from Seattle, where we have our largest concentration of departures; although we do offer long-haul departures from other cities as well.

In 2009, we carried 15.6 million revenue passengers in our mainline operations, and we carry more passengers between Alaska and the U.S. mainland than any other airline. Based on the number of passengers carried in 2009, our leading airports are Seattle, Los Angeles, Anchorage and Portland. Based on 2009 revenues, the leading nonstop routes are Seattle-Anchorage, Seattle-Los Angeles, and Seattle-San Diego. At December 31, 2009, our operating fleet consisted of 115 jet aircraft, compared to 110 aircraft as of December 31, 2008.

Our passenger traffic by market is presented below:

	2009	2008
West Coast	36%	41%
Within Alaska and between Alaska and the U.S. mainland	21%	23%
Transcon/midcon	23%	20%
Mexico	9%	8%
Hawaii	9%	5%
Canada	2%	3%
Total	100%	100%

Alaska and Horizon integrate their flight schedules to provide convenient, competitive connections between most points served by their systems. In 2009 and 2008, approximately 22% and 23%, respectively, of Horizon’s passengers connected to flights operated by Alaska.

For a more in-depth discussion of our business, the industry, regulatory environment, and other important matters, please see Air Group’s annual report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2010.

ITEM 1A. RISK FACTORS

If any of the following occurs, our business, financial condition and results of operations could suffer. In such case, the trading price of our common stock could also decline. We operate in a continually changing business environment.  In this environment, new risks may emerge and already identified risks may vary significantly in terms of impact and likelihood of occurrence. Management cannot predict such developments, nor can it assess the impact, if any, on our business of such new risk factors or of events described in any forward-looking statements.

ECONOMY AND FINANCE

The current economic climate has impacted demand for our product and could harm our financial condition and results of operations if the environment does not improve.

The recent economic recession resulted in a decline in demand for air travel. If the economic climate does not improve and traffic does not improve as we expect, we will likely need to adjust our capacity plans, which could harm our business, financial condition and results of operations.

Our business, financial condition, and results of operations are substantially exposed to the volatility of jet fuel prices. Increases in jet fuel costs would harm our business.

Fuel costs constitute a significant portion of our total operating expenses, accounting for 20% and 35% of total operating expenses for the years ended December 31, 2009 and 2008, respectively. Significant increases in average fuel costs during the past several years have negatively affected our results of operations.

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

Although we have historically been able to generate sufficient cash flow from our operations to pay our debt and other fixed obligations as they become due, we cannot ensure we will be able to do so in the future. If we fail to do so, our business could be harmed.

We are required to comply with specific financial covenants in certain agreements. We cannot be certain that we will be able to comply with these covenants or provisions or that these requirements will not limit our ability to finance our future operations or capital needs.

Our continuing obligation to fund our traditional defined-benefit pension plans could negatively affect our ability to compete in the marketplace.

Our defined-benefit pension plan assets are subject to market risk. If market returns are poor in the future, as they were in 2008, any future obligation to make additional cash contributions in accordance with the Pension Protection Act of 2006 could increase and harm our liquidity. Poor market returns also lead to higher pension expense in our statement of operations.

Increases in insurance costs or reductions in insurance coverage would harm our business, financial condition and results of operations.

Aviation insurers could increase their premiums in the event of additional terrorist attacks, hijackings, airline accidents or other events adversely affecting the airline industry. Furthermore, the full hull and liability war risk insurance provided by the government is currently mandated through August 31, 2010. Although the government may again extend the deadline for providing such coverage, we cannot be certain that any extension will occur, or if it does, for how long the extension will last. It is expected that, should the government stop providing such coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government and the coverage will be much more limited, including smaller aggregate limits and shorter cancellation periods. Significant increases in insurance premiums would adversely affect our business, financial condition and results of operations.

SAFETY, COMPLIANCE AND OPERATIONAL EXCELLENCE

Our reputation and financial results could be harmed in the event of an airline accident or incident.

An accident or incident involving one of our aircraft could involve a significant loss of life and result in a loss of confidence in our airlines by the flying public. We could experience significant potential claims from injured passengers and surviving relatives, as well as costs for the repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service. We maintain liability insurance in amounts and of the type generally consistent with industry practice. However, the amount of such coverage may not be adequate to fully cover all claims and we may be forced to bear substantial losses from an accident. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our business and financial results. Moreover, any aircraft accident or incident, even if fully insured and even if it does not involve one of our airlines, could cause a public perception that our airlines or the equipment they fly is less safe or reliable than other transportation alternatives, which would harm our business.

Changes in government regulation imposing additional requirements and restrictions on our operations or on the airports at which we operate could increase our operating costs and result in service delays and disruptions.

Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that involve significant compliance costs. In the last several years, Congress has passed laws, and the U.S. DOT, the TSA and the FAA have issued regulations that have required significant expenditures relating to the maintenance and operation of airlines. Similarly, many aspects of an airline’s operations are subject to increasingly stringent federal, state and local laws protecting the environment.

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

If we do not maintain the privacy and security of customer-related information, we could damage our reputation, incur substantial additional costs and become subject to litigation.

We receive, retain, and transmit certain personal information about our customers.  In addition, our online operations at alaskaair.com depend on the secure transmission of confidential information over public networks, including credit card information.  A compromise of our security systems or those of other business partners that results in our customers’ personal information being obtained by unauthorized persons could adversely affect our reputation with our customers and others, as well as our operations, results of operations, financial position and liquidity, and could result in litigation against us or the imposition of penalties.  In addition, a security breach could require that we expend significant additional resources related to the security of information systems and could result in a disruption of our operations, particularly our online sales operations.

Additionally, the use of individually identifiable data by our business and our business partners is regulated at the international, federal and state levels.  Privacy and information security laws and regulations change, and compliance with them may result in cost increases due to necessary systems changes and the development of new administrative processes.

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

Our operations are often affected by factors beyond our control, including delays, cancellations, and other conditions, which could harm our financial condition and results of operations.

Like other airlines, our operations often are affected by delays, cancellations and other conditions caused by factors largely beyond our control.

A local dam in the Kent Valley near the Seattle-Tacoma International Airport is partly compromised.  Many of the services necessary for our operations are located in the valley, e.g., fuel supply, power, catering, reservations call centers, etc.  If the area experiences heavy rains, flooding could occur and our operations could be disrupted.  The Army Corps of Engineers estimates that the dam will be repaired within three to five years.  We have contingency plans in place and are continuing to monitor the situation.

Other conditions that might impact our operations include:

•	air traffic congestion at airports or other air traffic control problems;

•	adverse weather conditions;

•	increased security measures or breaches in security;

•	international or domestic conflicts or terrorist activity; and

•	other changes in business conditions.

Due to our geographic area of operations, we believe a large portion of our operation is more susceptible to adverse weather conditions than that of many of our competitors. A general reduction in airline passenger traffic as a result of any of the above-mentioned factors could harm our business, financial condition and results of operations.

STRATEGY

We depend on a few key markets to be successful.

Our strategy is to focus on serving a few key markets, including Seattle, Portland, Los Angeles and Anchorage. A significant portion of our flights occurs to and from our Seattle hub. In 2009, passengers to and from Seattle accounted for 64% of Air Group’s total passengers.

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

Our failure to successfully meet cost reduction goals at could harm our business.

We continue to strive toward aggressive cost-reduction goals that are an important part of our business strategy of offering the best value to passengers through competitive fares while achieving acceptable profit margins and return on capital. However, with our capacity reductions in 2009 and increased costs in areas such as wages and benefits, we experienced a 10% increase in non-fuel unit cost. If we are unable to reduce our non-fuel unit costs over the long-term and achieve targeted profitability, we will likely not be able to grow our business in the future and therefore our financial results may suffer.

We rely on third-party vendors for certain critical activities.

We have historically relied on outside vendors for a variety of services and functions critical to our business, including airframe and engine maintenance, ground handling, fueling, computer reservation system hosting and software maintenance. As part of our cost-reduction efforts, our reliance on outside vendors has increased and may continue to do so in the future. In recent years, Alaska has subcontracted its heavy aircraft maintenance, fleet service, facilities maintenance, and ground handling services at certain airports, including Seattle-Tacoma International Airport, to outside vendors.

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

We are dependent on Boeing as our sole supplier for aircraft and many of its aircraft parts. Additionally, we are dependent on a sole supplier for aircraft engines. As a result, we are more vulnerable to any problems associated with the supply of those aircraft and parts, including design defects, mechanical problems, contractual performance by the manufacturers, or adverse perception by the public that would result in customer avoidance or in actions by the FAA resulting in an inability to operate our aircraft.

INFORMATION TECHNOLOGY

We rely heavily on automated systems to operate our business, and a failure of these systems or by their operators could harm our business.

We depend on automated systems to operate our business, including our airline reservation system, our telecommunication systems, our website, our maintenance systems, our kiosk check-in terminals, and other systems. Substantially all of our tickets are issued to passengers as electronic tickets and the majority of our customers check in using our website or our airport kiosks. We depend on our reservation system to be able to issue, track and accept these electronic tickets. In order for our operations to work efficiently, our website, reservation system, and check-in systems must be able to accommodate a high volume of traffic, maintain secure information, and deliver important flight information. Substantial or repeated website, reservations system or telecommunication systems failures could reduce the attractiveness of our services and cause our customers to purchase tickets from another airline. In addition, we rely on other automated systems for crew scheduling, flight dispatch, and other operational needs. Disruption in, changes to, or a breach of these systems could result in the loss of important data, an increase of our expenses and a possible temporary cessation of our operations.

BRAND AND REPUTATION

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

Labor costs are a significant component of our total expenses, accounting for approximately 31% and 23% of our total operating expenses in 2009 and 2008, respectively. As of December 31, 2009, labor unions represented approximately 82% of our employees. Each of our represented employee groups has a separate collective bargaining agreement, and could make demands that would increase our operating expenses and adversely affect our financial performance if we agree to them.

Although we have been successful in negotiating new contracts or extending existing contracts with a number of workgroups recently, future uncertainty around open contracts could be a distraction to many employees, reduce employee engagement in our business and divert management’s attention from other projects and issues.

We rely on partner airlines for codeshare and frequent flyer marketing arrangements.

We are a party to marketing agreements with a number of domestic and international air carriers, or “partners,” including, but not limited to, American Airlines and Delta Air Lines. These agreements provide that certain flight segments operated by us are held out as partner “codeshare” flights and that certain partner flights are held out for sale as Alaska codeshare flights. In addition, the agreements generally provide that members of our Mileage Plan program can earn miles on or redeem miles for partner flights and vice versa. We receive a significant amount of revenue from flights sold under codeshare arrangements. In addition, we believe that the frequent flyer arrangements are an important part of our Mileage Plan program. The loss of a significant partner or certain partner flights could have a negative effect on our revenues or the attractiveness of our Mileage Plan, which we believe is a source of competitive advantage.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

AIRCRAFT

The following tables describe the aircraft we operate and their average age at December 31, 2009:

Aircraft Type	Passenger Capacity	Owned	Leased	Total	Average Age in Years
Boeing:
737-400	144	3	24	27	14.1
737-400C*	72	5	—	5	17.3
737-400F*	—	1	—	1	10.8
737-700	124	17	2	19	9.1
737-800	157	41	10	51	2.3
737-900	172	12	—	12	7.4
Total		79	36	115	7.5

*	C=Combination freighter/passenger; F=Freighter

Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” discusses future orders and options for additional aircraft.

Most of our owned aircraft secure long-term debt arrangements or collateralize our revolving credit facility.

Our leased 737-400, 737-700, and 737-800 aircraft have lease expiration dates between 2010 and 2016, in 2010, and between 2015 and 2021, respectively. We have the option to extend most of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the then-fair-market value of the aircraft.  We have four MD-80 aircraft, one owned and three under long-term lease arrangements through 2012, currently in temporary storage.

We completed our transition to an all-Boeing operating fleet during 2008.

The following table displays the currently anticipated fleet counts for Alaska as of the end of each quarter in 2010.

	31-Mar-10	30-Jun-10	30-Sep-10	31-Dec-10
737-400	24	24	24	23
737-400C*	5	5	5	5
737-400F*	1	1	1	1
737-700	19	19	18	17
737-800	51	55	55	55
737-900	12	12	12	12
Totals	112	116	115	113

*	C=Combination freighter/passenger; F=Freighter

GROUND FACILITIES AND SERVICES

We lease ticket counters, gates, cargo and baggage space, office space, and other support areas at the majority of the airports they serve. We also own terminal buildings in various cities in the state of Alaska.

We have centralized operations in several buildings located at or near Seattle-Tacoma International Airport (Sea-Tac) near Seattle, Wash. These include a five-bay hangar and shops complex (used primarily for line maintenance), a flight operations and training center, an air cargo facility, an information technology office and datacenter, an office building, and corporate headquarters complex. We also lease a stores warehouse, and office space for a customer service and reservation facility in Kent, Wash. Our major facilities outside of Seattle include a regional headquarters building, an air cargo facility and a hangar/office facility in Anchorage, as well as leased reservations facilities in Phoenix, Ariz. and Boise, Idaho. We use our own employees for ground handling services at most of our airports in the state of Alaska. At other airports throughout our system, those services are contracted to various third-party vendors.

ITEM 3. LEGAL PROCEEDINGS

Grievance with International Association of Machinists

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) alleging that we violated the CBA by, among other things, subcontracting the ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007. In February 2010, the arbitrator issued a final decision.  The decision does not require us to alter the existing subcontracting arrangements for ramp service in Seattle.  The award sustains the right to subcontract other operations in the future so long as the requirements of the CBA are met.  The award imposes monetary remedies which have not been fully calculated, but are not expected to be material.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

All of our outstanding shares are owned by Air Group.  As of February 15, 2010, we had 500 shares of common stock, $1.00 par value per share, issued and outstanding.  There is no established public trading market for our stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As permitted by General Instruction I(2)(a), the following section contains management’s narrative analysis of our results of operations as of and for the year ended December 31, 2009.  See Air Group’s Annual Report on Form 10-K filed February 19, 2010 for further discussion and analysis.

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Part I, “Item 1A. Risk Factors.” This overview summarizes the MD&A, which includes the following sections:

•	Year in Review—highlights from 2009 outlining some of the major events that happened during the year and how they affected our financial performance.

•
Results of Operations—an in-depth analysis of the results of our operations for 2009 compared to 2008.  We believe this analysis will help the reader better understand our statements of operations. Financial and statistical data are also included here. This section includes forward-looking statements regarding our view of 2010.

YEAR IN REVIEW

In 2009, we reported net income of $109.7 million compared to a net loss of $96.4 million in 2008. The $206.1 million improvement was primarily due to the $613.4 million decline in aircraft fuel costs, partially offset by a $215.3 million decline in operating revenues.  The decline in fuel cost was substantially driven by the 43% reduction in the raw cost of fuel per gallon.  The 6.7% decline in operating revenues can be attributed to the following:

•	a 7.8% decline in mainline passenger revenue because of demand weakness stemming from the economic recession; and

•	a one-time benefit of $42.3 million recorded in 2008 associated with a change in our Mileage Plan terms.

These declines were offset by:

•	our new $15 first bag service charge, which went into effect on July 7, 2009. In 2009, the fee generated $39.7 million of incremental revenue.

•	a $39.7 million improvement in Mileage Plan commission revenues included in “Other-net.”

See “Results of Operations” below for further discussion of changes in revenues and operating expenses.

Accomplishments and Highlights

Accomplishments and highlights from 2009 include:

•
We improved our operational performance again in 2009 as measured by on-time arrivals and completion rate as reported to the Department of Transportation (DOT). We led the ten largest carriers in on-time performance for eight months of the year.

•	For the second year in a row, we ranked “Highest in Customer Satisfaction among Traditional Network Carriers” in 2009 by J.D. Power and Associates.

•
We won the 2008 “Program of the Year” Freddie award for our Mileage Plan program in 2009.  This is the fifth time that we have won this highest award and the second year in a row.  We also won top honors for “Best Web Site,” “Best Elite-Level Program,” and “Best Member Communications.”

•
During the year, we reached agreements with several of our labor groups that provide for improved productivity and a common gain-sharing formula.  See “Update on Labor Negotiations” below for further discussion.

•	For the year, our employees earned $61.6 million in incentive pay for meeting certain operational and financial goals. We also contributed nearly $150 million to our defined benefit pension plans.

Update on Labor Negotiations

We have had success recently with new bargaining agreements or contract extensions with a number of represented employees.  All of the new agreements or extensions ratified in 2009 include participation by the represented employees in Air Group’s Performance-Based Pay (PBP) incentive plan as approved by the Compensation Committee of the Board of Directors.  PBP is described in Note 8 to the financial statements. Our ultimate goal is to include all employees in PBP in order to have common goals and targets that everyone is working together to achieve.

New Pilot Contract
On May 19, 2009, our pilots, represented by the Air Line Pilots Association, ratified a new four-year contract.  This negotiated agreement replaces the contract that had been in place since May 1, 2005.  The terms of the 2005 contract were the result of an arbitrator’s decision and included immediate wage reductions that averaged approximately 26% across the pilot group, work rule changes, and higher employee health care contributions.

The significant terms of the new contract are as follows:

•
Average pilot wages increased approximately 14% effective April 1, 2009.  The contract also provides for step increases of 1.5% on the first two anniversary dates of the contract and 1.8% on the third anniversary.

•	Participation in PBP.

•
The defined-benefit pension plan for pilots is now closed to new entrants.  Newly hired pilots will participate in a defined-contribution plan that includes a company contribution equal to 13.5% of eligible wages.  Incumbents had the option of (1) remaining in the defined-benefit pension plan, (2) moving to a new blended option with lower service credit under the defined benefit plan and higher 401(k) contribution or (3) voluntarily freezing service credit in the existing defined benefit plan in exchange for a higher 401(k) contribution.

•	Upon retirement, pilots are now allowed to receive a cash payment of an amount equivalent to 25% of their accrued sick leave balance multiplied by their hourly rate.

•	The new contract provides for better productivity and flexibility. We expect to realize savings from these productivity enhancements when we resume capacity growth.

Pilots received a one-time bonus of $20.3 million in the aggregate following ratification of the contract.  The transition expense associated with establishing the sick-leave payout program described above was $15.5 million.  These items have been combined and reported in 2009 as “New pilot contract transition costs” in the statements of operations.

Contract Extensions
In March 2009, our flight attendants, represented by the AFA, ratified a two-year contract extension.  The contract will become amendable in April 2012.  As part of the contract, flight attendants will receive a 1.5% pay increase on May 1, 2010 and May 1, 2011 and will participate in PBP.  The flight attendants received a bonus upon ratification of the contract totaling $2.0 million in the aggregate.

In August 2009, we reached an agreement on a two-year contract extension with our aircraft technicians.  The extended contract, which becomes amendable on October 17, 2011, provides technicians with 1.5% pay scale increases in October 2009 and 2010. Technicians now also participate in PBP. The technicians received a bonus upon ratification of the contract totaling $1.3 million in the aggregate.

In December 2009, our ramp service and stores agents, represented by the IAM, ratified a two-year extension of their collective bargaining agreement, which will now become amendable on July 19, 2012.  This agreement includes participation in PBP, a 1.5% pay increase in June 2010 and 2011, and a signing bonus of approximately $0.5 million in the aggregate.

Our clerical, office and passenger service employees (COPS), also represented by the IAM, rejected a two-year extension proposal nearly identical to the terms of the proposal ratified by the ramp service employees and stores agents.  As a result, COPS employees are the only remaining work group, besides station personnel in Mexico, that participate in a profit-sharing plan other than PBP.

New Mileage Plan Affinity Card Agreement

In June 2009, we revised our Mileage Plan affinity credit card agreement with Bank of America.  This revised agreement enhances the economics of our Mileage Plan program and provides for, among other things, an increase in the rate at which we sell miles to the bank.  This revised agreement was effective January 1, 2009 and expires on December 31, 2014.

First Bag Service Charge

In 2009, we joined nearly all major domestic carriers in charging for a first checked bag.  The $15 service charge began July 7, 2009.  This fee does not apply to our MVP or MVP Gold Mileage Plan members, for those traveling solely with the state of Alaska, or for certain other passengers.  This service charge generated $39.7 million of incremental revenue in the last six months of 2009.

New Baggage Service Guarantee

Concurrent with the first bag service charge, we introduced a guarantee to compensate passengers if their bags are not at the baggage claim within 25 minutes after their flight parks at the gate.  Passengers have the choice of 2,500 Mileage Plan miles or a $25 voucher that can be used on a future flight.  This guarantee is for all passengers with luggage, including those not subject to the bag service charge.  We believe that we are the only airline that offers this guarantee to customers. To date, the cost of providing this guarantee has been minimal as our baggage performance has been excellent.

New Markets

In 2009, we added several new cities and non-stop routes to our overall network.  Those new routes are:

New Non-Stop Route	Frequency	Start Date
Between Bellingham, Wash. and Las Vegas	4 x weekly	6/25/2009
Between Portland, Ore. and Maui	Daily	7/3/2009
Between Seattle and Austin, Tex.	Daily	8/3/2009
Between San Jose and Austin	Daily	9/2/2009
Between Seattle and Houston	Daily	9/23/2009
Between Seattle and Atlanta	Daily	10/23/2009
Between Oakland, Calif. and Maui	4 x weekly	11/9/2009
Between Oakland and Kona	3 x weekly	11/10/2009
Service between Portland and Chicago	Daily	11/16/2009

Outlook

Our primary focus every year is to run safe, compliant and reliable operations.  In addition to our primary objective, in 2010 our key initiative is to maintain our focus on optimizing revenue.  Our specific focus will be on the way we merchandise fares and ancillary products and services, as well as broader employee involvement in our marketing efforts.  In addition to the focus on revenue, both of our airlines have initiatives under way designed to reduce costs. We are focused on improving productivity and controlling overhead.

Our fourth quarter 2009 revenue performance marked the first quarter-over-quarter improvement in the top line in 2009, providing a solid outlook as we move into 2010.

For the first quarter, our advance booked load factors are up significantly, although we expect the higher load factors, which were driven by deep price discounting, will be offset by a decline in yields, resulting in only modest unit revenue increases in the first quarter.

RESULTS OF OPERATIONS

2009 COMPARED WITH 2008

Our pretax income for 2009 was $183.8 million compared to a pretax loss of $153.3 million in 2008.  Items that impact the comparability between the periods are as follows:

•
Both periods include adjustments to reflect timing of gain and loss recognition resulting from mark-to-market fuel hedge accounting.  For 2009, we recognized net mark-to-market gains of $73.7 million, compared to net losses of $118.9 million in 2008.

•	2009 included the new pilot contract transition costs of $35.8 million.

•	2008 included fleet transition costs of $47.5 million related to the transition out of the MD-80 fleet.

•	2008 included realized losses on the early termination of fuel-hedge contracts originally scheduled to settle in 2009 and 2010 of $41.5 million.

•	2008 included a $42.3 million benefit related to a change in the terms of our Mileage Plan program.

•	2008 included restructuring charges of $12.9 million related to the reduction in work force.

ADJUSTED (NON-GAAP) RESULTS

We believe disclosure of earnings excluding the impact of these individual charges is useful information to readers of this report because:

•	It is consistent with how we present information in our quarterly earnings press releases;

•	We believe it is the basis by which we are evaluated by industry analysts;

•	Our results excluding these items are most often used in internal management and board reporting and decision-making;

•
Our results excluding these adjustments serve as the basis for our various employee incentive plans, thus the information allows investors to better understand the changes in variable incentive pay expense in our statements of operations; and

•	It is useful to monitor performance without these items as it improves a reader’s ability to compare our results to those of other airlines.

Although we are presenting these non-GAAP amounts for the reasons above, investors and other readers should not necessarily conclude that these amounts are non-recurring, infrequent, or unusual in nature.

Excluding the items noted above, and as shown in the following table, our pretax income for 2009 was $145.9 million, compared to $25.2 million in 2008.

	Years Ended December 31
(in millions)	2009	2008
Income before income taxes, excluding items below	$145.9	$25.2
Change in Mileage Plan terms	--	42.3
New pilot contract transition costs	(35.8)	--
Restructuring charges	--	(12.9)
Fleet transition costs – MD-80	--	(47.5)
Mark-to-market fuel hedge adjustments	73.7	(118.9)
Realized losses on hedge portfolio restructuring	--	(41.5)

Income (loss) before income taxes as reported	$183.8	$(153.3)

FINANCIAL AND STATISTICAL DATA

	Three Months Ended December 31						Year Ended December 31
Financial Data (in millions):	2009		2008		% Change		2009		2008		% Change		2007		% Change
Operating Revenues:
Passenger	$594.5		$602.5		(1.3)		$2,438.8		$2,643.7		(7.8)		$2,547.2		3.8
Freight and mail	22.5		22.2		1.4		91.5		99.3		(7.9)		94.2		5.4
Other - net	50.8		34.0		49.4		187.3		135.2		38.5		147.1		(8.1)
Change in Mileage Plan terms	-		-		NM		-		42.3		NM		-		NM
Total mainline operating revenues	667.8		658.7		1.4		2,717.6		2,920.5		(6.9)		2,788.5		4.7
Passenger - purchased capacity	77.0		66.9		15.1		288.4		300.8		(4.1)		281.4		6.9
Total Operating Revenues	744.8		725.6		2.6		3,006.0		3,221.3		(6.7)		3,069.9		4.9

Operating Expenses:
Wages and benefits	197.7		183.8		7.6		792.6		742.7		6.7		753.9		(1.5)
Variable incentive pay	17.6		5.0		252.0		61.6		15.8		289.9		13.5		17.0
Aircraft fuel, including hedging gains and losses	143.1		298.4		(52.0)		549.0		1,162.4		(52.8)		737.5		57.6
Aircraft maintenance	40.5		38.5		5.2		169.9		150.6		12.8		149.8		0.5
Aircraft rent	27.2		23.8		14.3		109.0		106.2		2.6		112.8		(5.9)
Landing fees and other rentals	42.4		40.8		3.9		166.8		167.7		(0.5)		170.1		(1.4)
Contracted services	30.3		29.7		2.0		118.9		130.2		(8.7)		124.1		4.9
Selling expenses	27.9		20.4		36.8		104.7		116.0		(9.7)		129.3		(10.3)
Depreciation and amortization	45.9		42.7		7.5		178.5		165.9		7.6		142.3		16.6
Food and beverage service	12.8		11.2		14.3		47.7		48.3		(1.2)		46.9		3.0
Other	41.9		40.1		4.5		161.2		170.3		(5.3)		173.1		(1.6)
New pilot contract transition costs	-		-		NM		35.8		-		NM		-		NM
Restructuring charges	-		9.2		NM		-		12.9		NM		-		NM
Fleet transition costs - MD-80	-		-		NM		-		47.5		NM		-		NM
Total mainline operating expenses	627.3		743.6		(15.6)		2,495.7		3,036.5		(17.8)		2,553.3		18.9
Purchased capacity costs	75.2		66.9		12.4		281.5		313.7		(10.3)		302.8		3.6
Total Operating Expenses	702.5		810.5		(13.3)		2,777.2		3,350.2		(17.1)		2,856.1		17.3

Operating Income (Loss)	42.3		(84.9)		NM		228.8		(128.9)		NM		213.8		NM

Interest income	9.4		13.1				38.6		51.3				64.8
Interest expense	(20.6)		(25.0)				(88.1)		(92.5)				(86.2)
Interest capitalized	1.6		4.1				7.3		20.2				25.7
Other - net	2.5		(0.7)				(2.8)		(3.4)				(3.1)
	(7.1)		(8.5)				(45.0)		(24.4)				1.2

Income (Loss) Before Income Tax	$35.2		$(93.4)		NM		$183.8		$(153.3)		NM		$215.0		NM

Mainline Operating Statistics:
Revenue passengers (000)	3,765		3,772		(0.2)		15,561		16,809		(7.4)		17,558		(4.3)
RPMs (000,000) "traffic"	4,550		4,302		5.8		18,362		18,712		(1.9)		18,451		1.4
ASMs (000,000) "capacity"	5,675		5,590		1.5		23,144		24,218		(4.4)		24,208		0.0
Passenger load factor	80.2%		77.0%		3.2	pts	79.3%		77.3%		2.0	pts	76.2%		1.1	pts
Yield per passenger mile	13.07	¢	14.01	¢	(6.7)		13.28	¢	14.13	¢	(6.0)		13.81	¢	2.3
Operating revenues per ASM "RASM"	11.77	¢	11.78	¢	(0.1)		11.74	¢	12.06	¢	(2.7)		11.52	¢	4.7
Change in Mileage Plan terms per ASM	-		-		NM		-		0.17	¢	NM		-		NM
Passenger revenue per ASM “PRASM”	10.48	¢	10.78	¢	(2.8)		10.54	¢	10.92	¢	(3.5)		10.52	¢	3.7
Operating expenses per ASM	11.05	¢	13.30	¢	(16.9)		10.78	¢	12.54	¢	(14.0)		10.55	¢	18.9
Operating expenses per ASM, excluding fuel, new pilot contract transition costs, restructuring charges and fleet transition costs	8.53	¢	7.80	¢	9.4		8.26	¢	7.49	¢	10.2		7.50	¢	(0.1)
Aircraft fuel cost per gallon	$1.91		$3.95		(51.6)		$1.81		$3.48		(48.0)		$2.08		67.3
Economic fuel cost per gallon	$2.26		$2.52		(10.3)		$2.05		$3.00		(31.7)		$2.20		36.4
Fuel gallons (000,000)	75.0		75.5		(0.7)		304.9		333.8		(8.7)		354.3		(5.8)
Average number of full-time equivalent employees	8,701		9,156		(5.0)		8,915		9,628		(7.4)		9,679		(0.5)
Aircraft utilization (blk hrs/day)	9.3		10.0		(7.0)		9.8		10.6		(7.5)		10.9		(2.8)
Average aircraft stage length (miles)	1,058		995		6.3		1,034		979		5.6		926		5.7
Operating fleet at period-end	115		110		5 a/c		115		110		5 a/c		115		(5	) a/c
Purchased Capacity Operating Statistics:
RPMs (000,000)	276		227		21.6		1,053		1,100		(4.3)		1,099		0.1
ASMs (000,000)	373		316		18.0		1,431		1,469		(2.6)		1,453		1.1
Passenger load factor	74.0%		71.8%		2.2	pts	73.6%		74.9%		(1.3	)pts	75.6%		(0.7	)pts
Yield per passenger mile	27.90	¢	29.47	¢	(5.3)		27.39	¢	27.35	¢	0.1		25.61	¢	6.8
RASM	20.64	¢	21.17	¢	(2.5)		20.15	¢	20.48	¢	(1.6)		19.37	¢	5.7
Operating expenses per ASM	20.16	¢	21.17	¢	(4.8)		19.67	¢	21.35	¢	(7.9)		20.84	¢	2.4

NM = Not Meaningful

REVENUES

Total operating revenues declined $215.3 million, or 6.7%, during 2009 compared to 2008.  The changes are summarized in the following table:

	Years Ended December 31
(in millions)	2009	2008	% Change
Passenger revenue—mainline	$2,438.8	$2,643.7	(7.8)
Freight and mail	91.5	99.3	(7.9)
Other—net	187.3	135.2	38.5
Change in Mileage Plan terms	----	42.3	NM

Total mainline operating revenues	$2,717.6	$2,920.5	(6.9)

Passenger revenue—purchased capacity	288.4	300.8	(4.1)

Total operating revenues	$3,006.0	$3,221.3	(6.7)

NM = Not Meaningful

Operating Revenues – Mainline

Mainline passenger revenue in 2009 fell by 7.8% on a 4.4% reduction in capacity. There was a 3.5% decline in PRASM, which was driven by a 6.0% drop in ticket yield compared to 2008, partially offset by a two-point increase in load factor.

Passenger revenues were also bolstered by the implementation of our first-checked-bag fee in the third quarter of 2009 ($34.5 million) and the full-year impact of our second-checked-bag fee implemented in the third quarter of 2008, partially offset by a decline in other fees that resulted from fewer passengers.

Freight and mail revenue decreased $7.8 million, or 7.9%, primarily as a result of lower mail volumes and yield and lower freight fuel surcharges because of the decline in fuel prices in 2009, partially offset by higher freight volumes and better freight pricing.

Other--net revenue increased $52.1 million, or 38.5%, from 2008.  Mileage Plan revenue increased by $50.0 million primarily because of an increase in the rate paid to us by our credit card partner under the affinity card agreement and an increase in the number of miles needed to redeem a travel award. This change reduces our estimate of the fair value of a mile and results in a lower amount deferred as a liability for future travel and increases the amount of commission revenue we record when miles are sold.

Passenger Revenue– Purchased Capacity

Passenger revenue--purchased capacity flying fell by $12.4 million over the same period of last year because of a 2.6% decline in capacity combined with a 1.6% decrease in unit revenue compared to the prior year. Unit revenue dropped as a result of a 1.3-point decline in load factor on flat ticket yield.

EXPENSES

For 2009, total operating expenses decreased $573.0 million or 17.1% compared to 2008 as a result of lower mainline operating costs, most notably aircraft fuel and fleet transition charges, partially offset by higher wages and benefits and new pilot contract transition costs.

We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Years Ended December 31
(in millions)	2009	2008	% Change
Mainline fuel expense	$549.0	$1,162.4	(52.8)
Mainline non-fuel expenses	1,946.7	1,874.1	3.9

Mainline operating expenses	$2,495.7	$3,036.5	(17.8)
Purchased capacity costs	281.5	313.7	(10.3)

Total Operating Expenses	$2,777.2	$3,350.2	(17.1)

Mainline Operating Expenses

Total mainline operating expenses declined $540.8 million or 17.8% during 2009 compared to the prior year. Significant operating expense variances from 2008 are more fully described below.

Wages and Benefits

Wages and benefits were up $49.9 million, or 6.7%, compared to 2008.  The primary components of wages and benefits are shown in the following table:

	Years Ended December 31
(in millions)	2009	2008	% Change
Wages	$540.4	$547.1	(1.2)
Pension and defined-contribution retirement benefits	114.8	68.7	67.1
Medical benefits	83.3	72.3	15.2
Other benefits and payroll taxes	54.1	54.6	(0.9)

Total wages and benefits	$792.6	$742.7	6.7

Wages declined 1.2% on a 7.4% reduction in FTEs compared to 2008.  Wages have not declined in step with the FTE reduction because of higher wage rates for the pilot group in connection with their new contract and increased average wages for certain other employees stemming from higher average seniority.

The 67.1% increase in pension and other retirement-related benefits is primarily due to a $45.0 million increase in our defined-benefit pension cost driven by the significant decline in the market value of pension assets at the end of 2008.

Medical benefits increased 15.2% from the prior year primarily as a result of an increase in the post-retirement medical expense for the pilot group in connection with their new contract and an increase in overall medical costs.

We expect wages and benefits to decline in 2010 as compared to 2009 because of a significant decline in our defined-benefit pension cost, and productivity and overhead reduction initiatives that should reduce the average number of full-time equivalent employees.  These declines will likely be partially offset by increased pilot wage rates stemming from the full year impact of the 2009 contract, normal step and scale wage increases in other represented employee groups, and higher employee and retiree medical costs.

Variable Incentive Pay

Variable incentive pay expense increased from $15.8 million in 2008 to $61.6 million in 2009. The increase is partially due to the fact that in 2009, our financial and operational results exceeded targets established by our Board. In 2008, our performance fell short of targets.  The increase can also be attributed to the addition of pilots, flight attendants and mechanics to the PBP incentive plan.

Over the long term, our plan is designed to pay at target, although we may or may not meet those targets in any single year. At target, we estimate the PBP expense would be $30 million and aggregate incentive pay for all plans would be approximately $40 million to $45 million for 2010, which would be lower than in 2009.

Aircraft Fuel

Aircraft fuel expense includes both raw fuel expense (as defined below) plus the effect of mark-to-market adjustments to our fuel hedge portfolio included in our statement of operations as the value of that portfolio increases and decreases. Our aircraft fuel expense is very volatile, even between quarters, because it includes these gains or losses in the value of the underlying instrument as crude oil prices and refining margins increase or decrease. Raw fuel expense is defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes and fees. Raw fuel prices are impacted by world oil prices and refining costs, which can vary by region in the U.S.  Raw fuel expense approximates cash paid to suppliers and does not reflect the effect of our fuel hedges.

Aircraft fuel expense declined $613.4 million, or 52.8%, compared to 2008. The elements of the change are illustrated in the following table:

	Years Ended December 31
(in millions, except per-gallon amounts)	2009	2008	% Change
Fuel gallons consumed	304.9	333.8	(8.7)
Raw price per gallon	$1.88	$3.31	(43.2)

Total raw fuel expense	$572.3	$1,103.8	(48.2)

Net impact on fuel expense from (gains) and losses arising from fuel-hedging activities	(23.3)	58.6	NM

Aircraft fuel expense	$549.0	$1,162.4	(52.8)

NM	= Not meaningful

Fuel gallons consumed declined 8.7%, primarily as a result of a 6.6% reduction in aircraft flight hours and the improved fuel efficiency of our fleet as we completed the transition to newer, more fuel-efficient B737-800 aircraft in the second half of 2008.

The raw fuel price per gallon declined 43.2% as a result of lower West Coast jet fuel prices driven by lower crude oil costs and refining margins.

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

Our economic fuel expense is calculated as follows:

	Years Ended December 31
(in millions, except per-gallon amounts)	2009	2008	% Change
Raw fuel expense	$572.3	$1,103.8	(48.2)
Plus or minus: net of cash received from settled hedges and premium expense recognized	50.4	(101.8)	NM

Economic fuel expense	$622.7	$1,002.0	(37.9)

Fuel gallons consumed	304.9	333.8	(8.7)

Economic fuel cost per gallon	$2.05	$3.00	(31.7)

NM	= Not meaningful

As noted above, the total net expense recognized for hedges that settled during the period was $50.4 million in 2009, compared to a net cash benefit of $101.8 million in 2008.  These amounts represent the net of the premium expense recognized for those hedges and any cash received or paid upon settlement. The decrease is primarily due to the significant drop in crude oil prices over the past year.

We currently expect our raw and economic fuel price per gallon to be approximately $2.24 in the first quarter of 2010.  As oil prices are volatile, we are unable to forecast the full year cost with any certainty.

Aircraft Maintenance

Aircraft maintenance increased by $19.3 million, or 12.8%, compared to the prior year primarily because of a higher average cost of airframe maintenance events and a new power-by-the-hour (PBH) maintenance agreement on our B737-700 and B737-900 aircraft engines, partially offset by the benefits of our fleet transition, as we have replaced all of our aging MD-80s with newer B737-800s, and lower PBH costs associated with our 747-400 aircraft engines that resulted from a decline in flight hours.

We expect aircraft maintenance to be relatively flat in 2010.

Contracted Services

Contracted services declined by $11.3 million, or 8.7%, compared to 2008 as a result of the reduction in the number of flights operated throughout our system to ports where vendors are used and a reduction in project contract labor.

We expect contracted services to increase in 2010 as we provide a full year of service to some of our new destinations requiring vendor support.

Selling Expenses

Selling expenses declined by $11.3 million, or 9.7%, compared to 2008 as a result of lower revenue-related expenses such as credit card costs, travel agency commissions and ticket distribution costs that resulted from the decline in passenger traffic. Mileage Plan expenses were also lower because the estimated incremental cost of providing free travel was lower because of the decline in fuel costs. These declines were partially offset by higher advertising costs.

We expect selling expenses will be slightly higher in 2010 as compared to 2009, primarily due to higher revenue-related expenses.

Depreciation and Amortization

Depreciation and amortization increased $12.6 million, or 7.6%, compared to 2008.  This is primarily due to the ten B737-800 aircraft delivered in 2009, partially offset by the sale-leaseback of six B737-800 aircraft in the first quarter of 2009.

We expect depreciation and amortization to be higher in 2010 due to the full-year impact of aircraft that were delivered in 2009 and are expected to be delivered in 2010.

Other Operating Expenses

Other operating expenses declined $9.1 million, or 5.3%, compared to the prior year.  The decline is primarily driven by a reduction in outside professional services costs and flight crew-related costs such as hotels and per-diems.

New Pilot Contract Transition Costs

As mentioned previously, we recorded $35.8 million in connection with the new four-year contract ratified by Alaska’s pilots in the second quarter.

Restructuring Charges and Fleet Transition Costs

In the third quarter of 2008, we announced work force reductions among union and non-union employees.  The affected non-union employees were terminated in the third quarter, resulting in a $1.6 million severance charge.  For union personnel, we recorded an $11.3 million charge in 2008.

During 2008, we retired four MD-80 aircraft that were under long-term lease arrangements and placed them in temporary storage at an aircraft storage facility. The $47.5 million charge in 2008 represented the remaining discounted lease payments under the lease contracts and our estimate of maintenance costs that will be incurred in the future to meet the minimum return conditions under the lease requirements.

Mainline Operating Costs per Available Seat Mile (CASM)

Our mainline operating costs per mainline ASM are summarized below:

	Years Ended December 31
	2009		2008		% Change
Total mainline operating expenses per ASM (CASM)	10.78	¢	12.54	¢	(14.0)
Less the following components:
Aircraft fuel costs per ASM	2.37	¢	4.80	¢	(50.6)
New pilot contract transition costs per ASM	0.15	¢	---		NM
Restructuring costs per ASM	---		0.05	¢	NM
Fleet transition charges per ASM	---		0.20	¢	NM
CASM, excluding fuel and noted items	8.26	¢	7.49	¢	10.2

NM	= Not meaningful

CASM, excluding fuel and noted items increased from the prior-year period because of the increase in wages and benefits and other expenses as discussed above, partially offset by a 4.4% reduction in capacity.

We have listed separately in the above table our fuel costs, new pilot contract transition costs, fleet transition charges and restructuring charges per ASM and our unit cost excluding these items. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and certain special items to measure our cost-reduction progress. We believe that such analysis may be important to investors and other readers of these financial statements for the following reasons:

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

•
Cost per ASM excluding fuel and certain special items is one of the most important measures used by managements of both Alaska and Horizon and by our Board of Directors in assessing quarterly and annual cost performance.  For Alaska Airlines, these decision-makers evaluate operating results of the “mainline” operation, which includes the operation of the B737 fleet branded in Alaska Airlines livery.  The revenue and expenses associated with purchased capacity are evaluated separately.

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

•
Although we disclose our “mainline” passenger unit revenue for Alaska, we do not (nor are we able to) evaluate mainline unit revenue excluding the impact that changes in fuel costs have had on ticket prices.  Fuel expense represents a large percentage of our total mainline operating expenses.  Fluctuations in fuel prices often drive changes in unit revenue in the mid-to-long term.  Although we believe it is useful to evaluate non-fuel unit costs for the reasons noted above, we would caution readers of these financial statements not to place undue reliance on unit costs excluding fuel as a measure or predictor of future profitability because of the significant impact of fuel costs on our business.

We currently forecast our mainline costs per ASM excluding fuel and other special items for the first quarter and full year of 2010 to be flat and down 3%, respectively, compared to 2009. The expected decline in unit cost stems from lower pension costs and lower projected incentive payments offset by modest increases in other expense areas.

Purchased Capacity Costs
Purchased capacity costs decreased $32.2 million compared to 2008.  Of the total, $261.7 million was paid to Horizon under the CPA for 1.4 billion ASMs.

NONOPERATING INCOME (EXPENSE)

Net nonoperating expense was $45.0 million in 2009 compared to $24.4 million in 2008.  Interest income declined $12.7 million compared to 2008 primarily as a result of lower interest income from the receivable from Horizon and lower average portfolio returns, partially offset by a higher average balance of cash and marketable securities.  Interest expense declined $4.4 million on lower average interest rates on our variable-rate debt on a relatively stable average debt balance.  Capitalized interest was $12.9 million lower than in 2008 because of lower advance aircraft purchase deposits and the deferred future aircraft deliveries.

INCOME TAX EXPENSE (BENEFIT)

We file a consolidated tax return with Air Group and other Air Group subsidiaries.  Each member of the consolidated group calculates its tax provision and tax liability, if applicable, on a separate basis.  Our effective income tax rate on pretax income or loss for 2009 was 40.3%, compared to 37.1% for 2008.  The difference between the effective tax rates for both periods and our marginal tax rate of approximately 37.8% is primarily the magnitude of nondeductible expenses, such as employee per-diem costs and stock-based compensation expense recorded for certain stock awards.

Our effective tax rate can vary significantly between quarters and for the full year, depending on the magnitude of non-deductible expenses in proportion to pretax results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have interest-rate risk on our variable-rate debt obligations and our available-for-sale marketable investment portfolio, and commodity-price risk in jet fuel required to operate our aircraft fleet. We purchase the majority of our jet fuel at prevailing market prices and seek to manage market risk through execution of our hedging strategy and other means. We have market-sensitive instruments in the form of fixed-rate debt instruments, and financial derivative instruments used to hedge our exposure to jet-fuel price increases and interest-rate increases. We do not purchase or hold any derivative financial instruments for trading purposes.

Market Risk – Aircraft Fuel

Currently, our fuel-hedging portfolio consists of crude oil call options and jet fuel refining margin swap contracts. We utilize the contracts in our portfolio as hedges to decrease our exposure to the volatility of jet fuel prices. Call options are designed to effectively cap our cost of the crude oil component of fuel prices, allowing us to limit our exposure to increasing fuel prices.

With these call option contracts, we still benefit from the decline in crude oil prices, as there is no downward exposure other than the premiums that we pay to enter into the contracts. We believe there is risk in not hedging against the possibility of fuel price increases. We estimate that a 10% increase or decrease in crude oil prices as of December 31, 2009 would increase or decrease the fair value of our crude oil hedge portfolio by approximately $33.7 million and $25.7 million, respectively.

Our portfolio of fuel hedge contracts was worth $96.2 million at December 31, 2009, for which we have paid $73.8 million of premiums to counterparties, compared to a portfolio value of $23.5 million at December 31, 2008. We do not have any collateral held by counterparties to these agreements as of December 31, 2009.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices. We expect to continue to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions. For more discussion, see Note 3 to our financial statements.

Financial Market Risk

We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term investment portfolio. Our debt obligations include variable-rate instruments, which have exposure to changes in interest rates. This exposure is somewhat mitigated through our variable-rate investment portfolio. A hypothetical 10% change in the average interest rates incurred on variable-rate debt during 2009 would correspondingly change our net earnings and cash flows associated with these items by approximately $1.0 million. In order to help mitigate the risk of interest rate fluctuations, we have fixed the interest rates on certain existing variable-rate debt agreements over the past several years. Our variable-rate debt is approximately 23% of our total long-term debt at December 31, 2009 compared to 24% at December 31, 2008.

We also have investments in marketable securities, which are exposed to market risk associated with changes in interest rates. If short-term interest rates were to average 1% more than they did in 2009, interest income would increase by approximately $11.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)

(in millions, except per share)	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2009	2008	2009	2008	2009	2008	2009	2008
Operating revenues	$653.1	$733.4	$749.3	$820.4	$858.8	$941.9	$744.8	$725.6
Operating income (loss)	(6.3)	(37.4)	56.1	91.6	136.7	(98.2)	42.3	(84.9)
Net income (loss)	(12.1)	(25.6)	25.8	56.2	77.3	(69.3)	18.7	(57.7)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder
Alaska Airlines, Inc.:

We have audited the accompanying balance sheets of Alaska Airlines, Inc. as of December 31, 2009 and 2008, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the financial statements, we also have audited financial statement schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alaska Airlines, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth thereon.

The Company adopted the provisions of SFAS No. 157, Fair Value Measurements (included in FASB ASC Topic 320, Investments-Debt and Equity Securities) and the measurement date provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (included in FASB ASC Topic 960, Plan Accounting – Defined Benefit Pension Plans), effective January 1, 2008.

/s/ KPMG LLP

Seattle, Washington
February 23, 2010

ALASKA AIRLINES, INC.

BALANCE SHEETS

As of December 31 (in millions)	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$164.2	$283.0
Marketable securities	1,027.9	794.3
Total cash and marketable securities	1,192.1	1,077.3
Receivables from related companies	274.6	285.9
Receivables - less allowance for doubtful accounts of $1.5	104.7	98.9
Inventories and supplies - net	27.3	26.7
Deferred income taxes	110.1	146.7
Fuel hedge contracts	54.0	13.7
Prepaid expenses and other current assets	47.7	30.1
Total Current Assets	1,810.5	1,679.3

Property and Equipment
Aircraft and other flight equipment	3,035.6	2,898.5
Other property and equipment	540.1	519.8
Deposits for future flight equipment	169.2	237.6
	3,744.9	3,655.9
Less accumulated depreciation and amortization	1,136.6	1,009.8
Total Property and Equipment - Net	2,608.3	2,646.1

Fuel Hedge Contracts	42.2	29.8

Other Assets	80.3	73.4

Total Assets	$4,541.3	$4,428.6

See accompanying notes to financial statements.

ALASKA AIRLINES, INC.

BALANCE SHEETS - (continued)

As of December 31 (in millions except share amounts)	2009	2008
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable	$52.9	$49.4
Payables to related companies	73.2	53.5
Accrued aircraft rent	50.8	60.2
Accrued wages, vacation and payroll taxes	132.7	101.2
Other accrued liabilities	506.4	510.7
Air traffic liability	365.9	372.2
Fuel hedge contracts liability	-	20.0
Current portion of long-term debt	131.2	225.1
Total Current Liabilities	1,313.1	1,392.3

Long-Term Debt, Net of Current Portion	1,376.6	1,334.1
Other Liabilities and Credits
Deferred income taxes	104.7	2.0
Deferred revenue	410.5	394.1
Obligation for pension and postretirement medical benefits	421.0	584.7
Other liabilities	112.6	126.4
	1,048.8	1,107.2
Commitments and Contingencies
Shareholder’s Equity
Common stock, $1 par value
Authorized: 1,000 shares
Issued and outstanding: 2009 and 2008 - 500 shares	-	-
Capital in excess of par value	649.9	640.1
Accumulated other comprehensive loss	(240.0)	(328.3)
Retained earnings	392.9	283.2
	802.8	595.0
Total Liabilities and Shareholder’s Equity	$4,541.3	$4,428.6

See accompanying notes to financial statements.

ALASKA AIRLINES, INC.

STATEMENTS OF OPERATIONS

Year Ended December 31 (in millions)	2009	2008	2007
Operating Revenues
Passenger	$2,438.8	$2,643.7	$2,547.2
Freight and mail	91.5	99.3	94.2
Other - net	187.3	135.2	147.1
Change in Mileage Plan terms	-	42.3	-
Total mainline operating revenues	2,717.6	2,920.5	2,788.5
Passenger – purchased capacity	288.4	300.8	281.4
Total Operating Revenues	3,006.0	3,221.3	3,069.9

Operating Expenses
Wages and benefits	792.6	742.7	753.9
Variable incentive pay	61.6	15.8	13.5
Aircraft fuel, including hedging gains and losses	549.0	1,162.4	737.5
Aircraft maintenance	169.9	150.6	149.8
Aircraft rent	109.0	106.2	112.8
Landing fees and other rentals	166.8	167.7	170.1
Contracted services	118.9	130.2	124.1
Selling expenses	104.7	116.0	129.3
Depreciation and amortization	178.5	165.9	142.3
Food and beverage service	47.7	48.3	46.9
Other	161.2	170.3	173.1
New pilot contract transition costs	35.8	-	-
Restructuring charges	-	12.9	-
Fleet transition costs - MD-80	-	47.5	-
Total mainline operating expenses	2,495.7	3,036.5	2,553.3
Purchased capacity costs	281.5	313.7	302.8
Total Operating Expenses	2,777.2	3,350.2	2,856.1
Operating Income (Loss)	228.8	(128.9)	213.8

Nonoperating Income (Expense)
Interest income	38.6	51.3	64.8
Interest expense	(88.1)	(92.5)	(86.2)
Interest capitalized	7.3	20.2	25.7
Other - net	(2.8)	(3.4)	(3.1)
	(45.0)	(24.4)	1.2
Income (loss) before income tax	183.8	(153.3)	215.0
Income tax expense (benefit)	74.1	(56.9)	80.2
Net Income (Loss)	$109.7	$(96.4)	$134.8

See accompanying notes to financial statements.

ALASKA AIRLINES, INC.

STATEMENTS OF SHAREHOLDER’S EQUITY

		Capital in	Accumulated Other
	Common	Excess of	Comprehensive	Retained
(in millions)	Stock	Par Value	Loss	Earnings	Total
Balances at December 31, 2006	$--	$620.0	$(191.4)	$244.8	$673.4
2007 net income				$134.8	134.8
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value			3.2
Reclassification to earnings			2.0
Income tax effect			(1.9)
			3.3		3.3
Related to employee benefit plans:
Pension liability adjustment, net of $29.6 tax effect			49.8		49.8
Postretirement medical liability adjustment, net of $2.5 tax effect			4.1		4.1
Officers supplemental retirement plan, net of $0.5 tax effect			0.9		0.9

Total comprehensive income					192.9

Stock-based compensation		10.5			10.5
Impact of issuance of Air Group stock under stock plans		(0.2)			(0.2)
Balances at December 31, 2007	$--	$630.3	$(133.3)	$379.6	$876.6
2008 net loss				(96.4)	(96.4)
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value			(8.7)
Reclassification to earnings			(0.2)
Income tax effect			3.3
			(5.6)		(5.6)
Related to employee benefit plans:
Pension liability adjustment, net of $113.5 tax effect			(188.9)		(188.9)
Postretirement medical liability adjustment, net of $0.5 tax effect			(0.8)		(0.8)
Officers supplemental retirement plan, net of $0.1 tax effect			0.3		0.3

Total comprehensive loss					(291.4)

Stock-based compensation		10.8			10.8
Impact of issuance of Air Group stock under stock plans		(1.0)			(1.0)
Balances at December 31, 2008	$--	$640.1	$(328.3)	$283.2	$595.0

See accompanying notes to financial statements.

ALASKA AIRLINES, INC.

STATEMENTS OF SHAREHOLDER’S EQUITY – (continued)

			Accumulated
STATEMENTEQUITY		Capital in	Other
	Common	Excess of	Comprehensive	Retained
(In millions)	Stock	Par Value	Loss	Earnings	Total
Balances at December 31, 2008	$--	$640.1	$(328.3)	$283.2	$595.0
2009 net income				109.7	109.7
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value			20.4
Reclassification to earnings			(2.5)
Income tax effect			(6.7)
			11.2		11.2
Related to employee benefit plans:
Pension liability adjustment, net of $42.3 tax effect			71.9		71.9
Postretirement medical liability adjustment, net of $2.3 tax effect			3.9		3.9
Officers supplemental retirement plan, net of $0.2 tax effect			(0.2)		(0.2)

Related to interest rate derivative instruments:
Change in fair value			2.4
Income tax effect			(0.9)
			1.5		1.5
Total comprehensive income					198.0

Stock-based compensation		10.2			10.2
Impact of issuance of Air Group stock under stock plans		(0.4)			(0.4)
Balances at December 31, 2009	$--	$649.9	$(240.0)	$392.9	$802.8

See accompanying notes to financial statements.

ALASKA AIRLINES, INC.

STATEMENTS OF CASH FLOWS

Year Ended December 31 (in millions)	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$109.7	$(96.4)	$134.8
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Non-cash impact of pilot contract transition costs	15.5	-	-
Restructuring charges	-	12.9	-
Fleet transition costs	-	47.5	-
Depreciation and amortization	178.5	165.9	142.3
Stock-based compensation	10.2	10.8	10.5
Changes in fair values of open fuel hedge contracts	(72.7)	71.0	(35.4)
Changes in deferred income taxes	77.6	(66.1)	48.0
(Increase) decrease in receivables - net	5.5	110.2	(317.1)
Increase in prepaid expenses and other current assets	(14.7)	(13.9)	10.8
Increase (decrease) in air traffic liability	(6.3)	7.6	53.2
Increase (decrease) in other current liabilities	41.0	6.6	75.5
Increase (decrease) in deferred revenue and other-net	(59.7)	(9.1)	71.6
Net cash provided by operating activities	284.6	247.0	194.2

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(293.7)	(246.1)	(523.1)
Other flight equipment	(26.3)	(42.3)	(37.0)
Other property and equipment	(37.6)	(35.4)	(46.3)
Total property and equipment additions	(357.6)	(323.8)	(606.4)
Proceeds from disposition of assets	0.8	6.8	61.4
Purchases of marketable securities	(942.6)	(766.0)	(1,149.3)
Sales and maturities of marketable securities	725.0	579.6	1,321.1
Restricted deposits and other	(7.6)	8.3	(2.2)
Net cash used in investing activities	(582.0)	(495.1)	(375.4)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	188.9	658.5	281.9
Proceeds from sale-leaseback transactions, net	230.0	-	-
Long-term debt payments	(240.3)	(331.7)	(127.2)
Net cash provided by financing activities	178.6	326.8	154.7
Net change in cash and cash equivalents	(118.8)	78.7	(26.5)
Cash and cash equivalents at beginning of year	283.0	204.3	230.8
Cash and cash equivalents at end of year	$164.2	$283.0	$204.3

Supplemental disclosure of cash paid during the year for:
Interest (net of amount capitalized)	$82.2	$68.2	$58.9
Income taxes	-	0.5	8.4

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

Alaska Airlines, Inc.
December 31, 2009

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

Nature of Operations

For detailed information about the Company’s operations, see Item 1. “Our Business” in this Form 10-K.

The Company’s operations and financial results are subject to various uncertainties, such as general economic conditions, volatile fuel prices, industry instability, intense competition, a largely unionized work force, the need to finance large capital expenditures and the related availability of capital, government regulation, and potential aircraft incidents.

Approximately 82% of the Company’s employees are covered by collective bargaining agreements, including approximately 28% that are covered under agreements that are currently in negotiations or become amendable prior to December 31, 2010.

The airline industry is characterized by high fixed costs. Small fluctuations in load factors and yield (a measure of ticket prices) can have a significant impact on operating results. The Company has been and continues working to reduce unit costs to better compete with carriers that have lower cost structures.

Substantially all sales occur in the United States.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. They are carried at cost, which approximates market value. The Company reduces cash balances when checks are disbursed. Due to the time delay in checks clearing the banks, the Company normally maintains a negative balance in its cash disbursement accounts, which is reported as a current liability. The amount of the negative cash balance was $21.1 million and $11.2 million at December 31, 2009 and 2008, respectively, and is included in accounts payable.

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

Inventories and Supplies—net

Expendable aircraft parts, materials and supplies are stated at average cost and are included in inventories and supplies-net. An obsolescence allowance for expendable parts is accrued based on estimated lives of the corresponding fleet type and salvage values. Surplus inventories are carried at their net realizable value. The allowance for all non-surplus expendable inventories was $8.4 million and $7.1 million at December 31, 2009 and 2008, respectively. Inventory and supplies-net also includes fuel inventory of $11.5 million and $14.0 million at December 31, 2009 and 2008, respectively. Repairable and rotable aircraft parts inventories are included in flight equipment.

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

All remaining MD-80 flight equipment has been depreciated to its expected salvage value.

“Related flight equipment” includes rotable and repairable spare inventories, which are depreciated over the associated fleet life unless otherwise noted.

Maintenance and repairs, other than engine maintenance on B737-400, -700 and -900 engines, are expensed when incurred. Major modifications that extend the life or improve the usefulness of aircraft are capitalized and depreciated over their estimated period of use. Maintenance on B737-400, -700 and -900 engines is covered under power-by-the-hour agreements with third parties, whereby the Company pays a determinable amount, and transfers risk, to a third party.  The Company expenses the contract amounts based on engine usage.

The Company evaluates long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the total carrying amount of an asset or asset group may not be recoverable. The Company groups assets for purposes of such reviews at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of other groups of assets and liabilities. An impairment loss is considered when estimated future undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition are less than its carrying amount. If the asset or asset group is not considered recoverable, a write- down equal to the excess of the carrying amount over the fair value will be recorded.

Internally Used Software Costs

The Company capitalizes costs to develop internal-use software that are incurred in the application development stage. Amortization commences when the software is ready for its intended use and the amortization period is the estimated useful life of the software, generally three to five years. Capitalized costs primarily include contract labor and payroll costs of the individuals dedicated to the development of internal-use software. The Company capitalized software development costs of $0.7 million, $1.0 million, and $3.0 million during the years ended December 31, 2009, 2008, and 2007, respectively.

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

Deferred Revenue

Deferred revenue results primarily from the sale of mileage credits. This revenue is recognized when award transportation is provided or over the term of the applicable agreement.

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

Leased Aircraft Return Costs

Cash payments associated with returning leased aircraft are accrued when it is probable that a cash payment will be made and that amount is reasonably estimable.  Any accrual is based on the time remaining on the lease, planned aircraft usage and the provisions included in the lease agreement, although the actual amount due to any lessor upon return will not be known with certainty until lease termination.

As leased aircraft are returned, any payments are charged against the established accrual. The accrual is part of other current and long-term liabilities, and was $8.3 million and $13.3 million as of December 31, 2009 and December 31, 2008, respectively.

Revenue Recognition

Passenger revenue is recognized when the passenger travels. Tickets sold but not yet used are reported as air traffic liability until travel or date of expiration. Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized as revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the Company’s historical data.

Passenger revenue also includes certain “ancillary” or non-ticket revenue such as reservations fees, ticket change fees, and baggage service charges.  These fees are recognized as revenue when the related services are provided.

Freight and mail revenues are recognized when service is provided.

Other--net revenues are primarily related to the Mileage Plan and they are recognized as described in the “Mileage Plan” paragraph below. Other—net also includes certain ancillary revenues such as on-board food and beverage sales, commissions from car and hotel vendors, travel insurance commissions.  These items are recognized as revenue when the services are provided.  Boardroom (airport lounges) memberships are recognized as revenue over the membership period.

Mileage Plan

Alaska operates a frequent flyer program (“Mileage Plan”) that provides travel awards to members based on accumulated mileage. For miles earned by flying on Alaska or Horizon and through airline partners, the estimated cost of providing free travel awards is recognized as a selling expense and accrued as a liability as miles are earned and accumulated.

Alaska also sells mileage credits to non-airline partners such as hotels, car rental agencies, a grocery store chain, and a major bank that offers Alaska Airlines affinity credit cards. The Company defers the portion of the sales proceeds that represents the estimated fair value of the award transportation and recognizes that amount as revenue when the award transportation is provided. The deferred proceeds are recognized as passenger revenue for awards redeemed and flown on Alaska or Horizon, and as other-net revenue for awards redeemed and flown on other airlines (less the cost paid to the other airline). The portion of the sales proceeds not deferred is recognized as commission income and included in other revenue-net in the statements of operations.

Alaska’s Mileage Plan deferred revenue and liabilities are included under the following balance sheet captions at December 31 (in millions):

Balance Sheet Captions	2009	2008
Current Liabilities:
Other accrued liabilities	$267.9	$280.4
Other Liabilities and Credits:
Deferred revenue	410.6	394.1
Other liabilities	13.2	15.9

Total	$691.7	$690.4

The amounts recorded in other accrued liabilities relate primarily to deferred revenue expected to be realized within one year, including $41.6 million and $43.4 million at December 31, 2009 and 2008, respectively, associated with Mileage Plan awards issued but not yet flown.

Alaska’s Mileage Plan revenue is included under the following statements of operations captions for the years ended December 31 (in millions):

	2009	2008	2007
Passenger revenues	$175.1	$144.2	$115.6
Other-net revenues	151.5	101.5	112.0
Change in Mileage Plan terms	—	42.3	—

Total Mileage Plan revenues	$326.6	$288.0	$227.6

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

Selling Expenses

Selling expenses include credit card fees, global distribution systems charges, the estimated cost of Mileage Plan free travel awards, advertising, promotional costs, commissions, and incentives. Advertising production costs are expensed the first time the advertising takes place. Advertising expense was $15.7 million, $12.6 million, and $12.0 million during the years ended December 31, 2009, 2008, and 2007, respectively.

Capitalized Interest

Interest is capitalized on flight equipment purchase deposits as a cost of the related asset, and is depreciated over the estimated useful life of the asset. The capitalized interest is based on the Company’s weighted-average borrowing rate.

Derivative Financial Instruments

The Company accounts for financial derivative instruments as prescribed under the accounting standards for derivatives and hedging activity. See Note 3 and Note 12 for further discussion.

Income Taxes

The Company files a consolidated tax return with Air Group and other Air Group subsidiaries.  Each member of the consolidated tax group calculates its provision and tax liability, if applicable, on a separate basis.  The Company uses the asset and liability approach for accounting and reporting income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance would be established, if necessary, for the amount of any tax benefits that, based on available evidence, are not expected to be realized. The Company accounts for unrecognized tax benefits in accordance with the accounting standards. See Note 11 for further discussion.

Taxes Collected from Passengers

Taxes collected from passengers, including sales taxes, airport and security fees and other fees, are recorded on a net basis within passenger revenue in the statements of operations.

Stock-Based Compensation

Accounting standards require companies to recognize as expense the fair value of stock options and other equity-based compensation issued to employees as of the grant date. These standards apply to all stock awards that Air Group grants to the Company’s employees as well as the Air Group Employee Stock Purchase Plan (ESPP), which features a look-back provision and allows employees to purchase stock at a 15% discount. All stock-based compensation expense is recorded in wages and benefits in the statements of operations.

Accounting Pronouncements Adopted in 2009

Effective July 2, 2009, the Accounting Standards Codification (ASC) of the Financial Accounting Standards Board (FASB) became the single official source of authoritative, nongovernmental GAAP in the United States.  Although the Company’s accounting policies were not affected by the conversion to ASC, references to specific accounting standards in these notes to the financial statements have been changed to eliminate references to previous standards.

In March 2008, the FASB issued new standards regarding disclosures about derivatives instruments and hedging.  These new standards require entities that use derivative instruments to provide certain qualitative disclosures about their objectives and strategies for using such instruments, amounts and location of the derivatives in the financial statements, among other disclosures. This standard was adopted as of January 1, 2009.  The required disclosures are included in Note 3 and Note 12.  The adoption of this standard did not have a material impact on the disclosures historically provided.

In April 2009, the FASB issued a new standard that clarifies the determination of fair value for assets and liabilities that may be involved in transactions that would not be considered orderly as defined in the position statement.  In April 2009, the FASB also issued new accounting standards that provide additional guidance in determining whether a debt security is other-than-temporarily impaired and how entities should record the impairment in the financial statements.  The standard requires credit losses, as defined, to be recorded through the statement of operations and the remaining impairment loss to be recorded through accumulated other comprehensive income.  Both of these standards were effective for the Company as of June 30, 2009.  See Note 5 and Note 12 for a discussion of the impact of these new positions to the Company’s financial statements.

In April 2009, the FASB issued new accounting standards that require companies to provide, on an interim basis, disclosures that were previously only required in annual statements for the fair value of financial instruments.  This new standard was effective for the Company as of June 30, 2009.  The required disclosures impacted the Company’s Form 10Q filings for the second and third quarters in 2009.  The new standards did not have an impact on annual financial statements.

In December 2008, the FASB issued new accounting standards regarding disclosure about pension and other postretirement benefits which, among other things, expands the disclosure regarding assets in an employer’s pension and postretirement benefit plans.  The standard requires the Company to add the fair value hierarchy disclosures required by the accounting standards as it relates to the investments of the pension and postretirement benefit plans.  This statement is effective for annual financial statements for fiscal years ending after December 15, 2009.  See Note 8 for the disclosures required by this standard.  This position had no impact on the Company’s financial position or results of operations.

Fourth Quarter Adjustments

There were no significant adjustments in the fourth quarters of 2009, 2008 and 2007.

NOTE 2. FLEET TRANSITION AND IMPAIRMENT

In March 2006, the Company’s Board of Directors approved a plan to accelerate the retirement of its MD-80 fleet (15 owned and 11 leased aircraft at the time) and remove those aircraft from service by the end of 2008.  As a result, the Company recorded a $47.5 million charge in 2008 reflecting the remaining discounted future lease payments and other contract-related costs associated with the removal of the remaining MD-80 aircraft from operations. The actual remaining future cash payments are included in the lease commitment table in Note 7.

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

The following table summarizes the components of aircraft fuel expense for the years ended December 31, 2009, 2008 and 2007 (in millions):

	2009	2008	2007
Raw or “into-plane” fuel cost	$572.3	$1,103.8	$825.7
(Gains) or losses in value and settlements of fuel hedge contracts	(23.3)	58.6	(88.2)

Aircraft fuel expense	$549.0	$1,162.4	$737.5

The premiums expensed, net of any cash received, for hedges that settled during 2009 totaled $50.4 million.  The cash received, net of premiums expensed, in 2008 and 2007 was $101.8 million and $44.9 million, respectively, for fuel hedge contracts that settled during the period based on their originally scheduled settlement date. The Company also realized losses of $41.5 million on fuel hedge contracts terminated in the fourth quarter of 2008 that had scheduled settlement dates in 2009 and 2010. These amounts represent the difference between the cash paid or received at settlement and the amount of premiums paid for the contracts at origination.

As of December 31, 2009 and 2008, the fair values of the Company’s fuel hedge positions were $96.2 million and $23.5 million, respectively, including capitalized premiums paid to enter into the contracts of $73.8 million and $73.9 million, respectively.

The Company uses the “market approach” in determining the fair value of its hedge portfolio. The Company’s fuel hedging contracts consist of over-the-counter contracts, which are not traded on an exchange. The fair value of these contracts is determined based on observable inputs that are readily available in active markets or can be derived from information available in active, quoted markets. Therefore, the Company has categorized these contracts as Level 2 in the fair value hierarchy described in Note 12.

Outstanding fuel hedge positions as of December 31, 2009 are as follows:

	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Approximate Crude Oil Price per Barrel
First Quarter 2010	50%	36.2	$69
Second Quarter 2010	50%	38.1	$69
Third Quarter 2010	50%	40.1	$74
Fourth Quarter 2010	50%	37.0	$83
Full Year 2010	50%	151.4	$74

First Quarter 2011	50%	37.3	$87
Second Quarter 2011	41%	32.5	$83
Third Quarter 2011	36%	29.6	$86
Fourth Quarter 2011	22%	16.5	$84
Full Year 2011	37%	115.9	$85

First Quarter 2012	23%	17.9	$87
Second Quarter 2012	7%	5.8	$86
Third Quarter 2012	6%	5.3	$97
Fourth Quarter 2012	6%	4.4	$93
Full Year 2012	10%	33.4	$89

NOTE 4. NEW PILOT CONTRACT TRANSITION COSTS AND RESTRUCTURING CHARGES

New Pilot Contract Transition Costs

On May 19, 2009, the Company announced that its pilots, represented by the Air Line Pilots Association, ratified a new four-year contract.  Among other items, the contract has a provision that allows for pilots to receive, at retirement, a cash payment equal to 25% of their accrued sick leave balance multiplied by their hourly rate. The transition expense associated with establishing this sick-leave payout program was $15.5 million.  Pilots also received a one-time cash bonus following ratification of the contract of $20.3 million in the aggregate.  These items have been combined and reported as “New pilot contract transition costs” in the statements of operations.

Restructuring Charges
In 2008, the Company announced reductions in work force among union and non-union employees and recorded a $12.9 million charge representing the severance payments and estimated medical coverage obligation for the affected employees.

The following table displays the activity and balance of the severance and related cost components of the Company’s restructuring accrual as of and for the years ended December 31, 2009, 2008 and 2007 (in millions):

Accrual for Severance and Related Costs	2009	2008	2007
Balance at beginning of year	$7.2	$0.7	$19.9
Restructuring charges and adjustments	—	12.9	—
Cash payments	(7.2)	(6.4)	(19.2)

Balance at end of year	$—	$7.2	$0.7

NOTE 5. MARKETABLE SECURITIES

All of the Company’s marketable securities are classified as available-for-sale. The securities are carried at fair value, with the unrealized gains and losses reported in shareholders’ equity under the caption “accumulated other comprehensive loss” (AOCL). Realized gains and losses are included in other nonoperating income (expense) in the statements of operations.

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

Marketable securities consisted of the following at December 31 (in millions):

	2009	2008
Cost:
U.S. government securities	$376.7	$329.1
Asset-backed obligations	215.4	198.0
Other corporate obligations	421.8	263.7

	$1,013.9	$790.8

Fair value:
U.S. government securities	$381.2	$342.8
Asset-backed obligations	214.7	187.7
Other corporate obligations	432.0	263.8

	$1,027.9	$794.3

Activity for marketable securities for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Proceeds from sales and maturities	$725.0	$579.6	$1,321.1
Gross realized gains	7.0	7.2	4.8
Gross realized losses	2.3	3.8	2.9

Of the marketable securities on hand at December 31, 2009, 35% mature in 2010, 24% in 2011, and 41% thereafter.

Some of the Company’s asset-backed securities held at December 31, 2009 had credit losses, as defined in the accounting standards.  Based on a future cash flow analysis, the Company determined that it does not expect to recover the full amortized cost basis of certain asset-backed obligations.  This analysis estimated the expected future cash flows by using a discount rate equal to the effective interest rate implicit in the securities at the date of acquisition.  The inputs used to estimate future cash flows included the default, foreclosure, and bankruptcy rates on the underlying mortgages and expected home pricing trends.  The Company also looked at the average credit scores of the individual mortgage holders and the average loan-to-value percentage.  The majority of the credit losses were recorded in the second quarter of 2009.

The aggregate credit losses recorded in other nonoperating expense totaled $2.2 million in 2009 representing the difference between the present value of future cash flows and the amortized cost basis of the affected securities.

Management does not believe the securities associated with the remaining $3.5 million unrealized loss recorded in AOCL are “other-than-temporarily” impaired, as defined in the accounting standards, based on the current facts and circumstances.  Management currently does not intend to sell these securities prior to their recovery nor does it believe that it will be more-likely-than-not that the Company would need to sell these securities for liquidity or other reasons.

During 2008, the Company determined that certain corporate debt securities were other-than-temporarily impaired. As such, the Company recorded a $3.5 million loss in other--net nonoperating expense in 2008 representing the difference between the estimated fair market value and the amortized cost of the securities.

Gross unrealized gains and losses at December 31, 2009 are presented in the table below (in millions):

		Unrealized Losses
	Unrealized Gains	Less than 12 months	Greater than 12 months	Total Unrealized Losses	Less: Credit Loss Recorded in Earnings	Net Unrealized Losses in AOCL	Net Unrealized Gains/(Losses) in AOCL	Fair Value of Securities with Unrealized Losses
U.S. Government Securities	$4.7	$(0.2)	$—	$(0.2)	$—	$(0.2)	$4.5	$76.8
Asset-backed obligations	2.4	(0.2)	(5.1)	(5.3)	(2.2)	(3.1)	(0.7)	61.2
Other corporate obligations	10.4	(0.2)	—	(0.2)	—	(0.2)	10.2	37.7
Total	$17.5	$(0.6)	$(5.1)	$(5.7)	$(2.2)	$(3.5)	$14.0	$175.7

Gross unrealized gains and losses at December 31, 2008 are presented in the table below (in millions):

		Unrealized Losses
	Unrealized Gains	Less than 12 months	Greater than 12 months	Total	Net Unrealized Losses/Gains in AOCI	Fair Value of Securities with Unrealized Losses
U.S. Government Securities	$10.5	$—	$—	$—	$10.5	$—
Asset-backed obligations	0.7	(9.3)	(2.4)	(11.7)	(11.0)	138.6
Other corporate obligations	1.8	(4.3)	(1.0)	(5.3)	(3.5)	154.8

Total	$13.0	$(13.6)	$(3.4)	$(17.0)	$(4.0)	$293.4

NOTE 6. LONG-TERM DEBT

At December 31, 2009 and 2008, long-term debt obligations were as follows (in millions):

	2009	2008
Fixed-rate notes payable due through 2022*	$1,160.9	$1,192.1
Variable-rate notes payable due through 2019*	346.9	252.2
Bank line-of-credit facility expiring in 2010*	--	75.0
Pre-delivery payment facility expiring in 2011*	--	39.9

Long-term debt	1,507.8	1,559.2
Less current portion	(131.2)	(225.1)

	$1,376.6	$1,334.1

*
The weighted-average fixed-interest rate was 6.2% as of December 31, 2009 and 2008. The weighted-average variable-interest rate, including the interest rate on the pre-delivery payment and bank line-of-credit facilities, was 2.7% and 4.0% as of December 31, 2009 and 2008, respectively.

At December 31, 2009, all of the Company’s borrowings were secured by flight equipment.

The Company has an $80 million variable-rate revolving pre-delivery payment (PDP) facility to provide a portion of the pre-delivery funding requirements for the purchase of new Boeing 737-800 aircraft. The interest rate is based on the one-month LIBOR plus a specified margin. Borrowings are secured by the Company’s rights under the Boeing purchase agreement. The principal amounts outstanding on the PDP facility relate to specified aircraft and are repaid at the time the Company takes delivery of the aircraft, if not before. During the second quarter of 2009, the available amount on the facility was reduced from $152 million to $90.5 million and then again to $80 million on August 31, 2009.  The reduction was primarily driven by the decline in the remaining future obligations under the purchase agreement with Boeing. The facility expires on August 31, 2011.

During 2009, the Company borrowed $178.5 million using fixed-rate and variable-rate debt secured by flight equipment and another $10.4 million from the PDP facility.  The Company made payments of $240.3 million, including $50.3 million on the PDP facility and $75 million on the bank line-of-credit facility.

At December 31, 2009, long-term debt principal payments for the next five years are as follows (in millions):

Total
2010	$131.2
2011	165.4
2012	209.0
2013	167.1
2014	132.5
Thereafter	702.6

Total principal payments	$1,507.8

Bank Line of Credit

The Company has a $185 million credit facility with a syndicate of financial institutions. The interest rate on the credit facility varies depending on certain financial ratios specified in the agreement with a minimum interest rate of LIBOR plus a specified margin. The agreement provides that any borrowings will be secured by either aircraft or cash collateral. The facility expires on March 31, 2010. The facility has a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company is in compliance with this covenant at December 31, 2009. As of December 31, 2009, there were no borrowings outstanding under this credit facility. Management is currently in the process of renewing this facility and believes it will be able to do so at terms that are acceptable to the Company.

NOTE 7. COMMITMENTS

Lease Commitments

At December 31, 2009, the Company had lease contracts for 39 aircraft, three of which are non-operating aircraft, which have remaining noncancelable lease terms of less than one year to over eleven years. The majority of airport and terminal facilities are also leased. Total rent expense was $223.6 million, $221.3 million, and $231.1 million, in 2009, 2008, and 2007, respectively.

Future minimum lease payments with noncancelable terms in excess of one year as of December 31, 2009 are shown below (in millions):

	Operating Leases
	Aircraft	Facilities
2010	114.3	47.0
2011	98.3	36.1
2012	102.3	32.1
2013	95.8	8.0
2014	88.5	4.6
Thereafter	218.4	61.2

Total lease payments	$717.6	$189.0

Aircraft Commitments

In 2005, the Company entered into an aircraft purchase agreement to acquire B737-800 aircraft with deliveries beginning in January 2006 and continuing through April 2011. In April 2009, the Company entered into an agreement with Boeing to defer the delivery of a number of B737-800 aircraft and committed to purchase an additional four aircraft to be delivered in 2014 and 2015.  As of December 31, 2009, the Company was committed to purchasing 15 B737-800 aircraft, four of which will be delivered in 2010. The company also has options to purchase an additional 40 B737-800 aircraft.

At December 31, 2009, the Company had firm purchase commitments for 15 total aircraft requiring remaining aggregate payments of approximately $443.0 million.

The Company expects to pay for the 2010 deliveries with cash on hand.  The Company expects to pay for firm orders beyond 2010 and the option aircraft, if exercised, through internally generated cash, long-term debt, or operating lease arrangements.

NOTE 8. EMPLOYEE BENEFIT PLANS

Four defined-benefit and four defined-contribution retirement plans cover various employee groups of the Company. The defined-benefit plans provide benefits based on an employee’s term of service and average compensation for a specified period of time before retirement. With the ratification of the pilot collective bargaining agreement in 2009, the qualified defined-benefit pension plans are no longer open to new entrants.

The Company also maintains an unfunded, noncontributory defined-benefit plan for certain elected officers and an unfunded, non-contributory defined-contribution plan for other elected officers.

Accounting standards require recognition of the overfunded or underfunded status of an entity’s defined-benefit pension and other postretirement plan as an asset or liability in the financial statements and requires recognition of the funded status in other comprehensive income.

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

Weighted average assumptions used to determine benefit obligations as of December 31:

Discount rates of 5.85% and 6.20% were used as of December 31, 2009 and 2008, respectively. For 2009, the rate of compensation increase used varied from 3.21% to 4.53%, depending on the related workgroup.  For 2008, the range of compensation increases was 3.52% to 4.53%.

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

Discount rates of 6.20%, 6.00%, and 5.75% were used for the years ended December 31, 2009, 2008, and 2007, respectively. For all three years, the expected return on plan assets used was 7.75%, and the rate of compensation increase used varied from 3.52% to 4.53%, depending on the plan and the related workgroup.

In determining the discount rate used, the Company’s policy is to use the rates at or near the end of the year on high-quality long-term bonds with maturities that closely match the expected timing of future cash distributions from the plan. In determining the expected return on plan assets, the Company assesses the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.

Plan assets are invested in common comingled trust funds invested in equity and fixed income securities.  The asset allocation of the funds in the qualified defined-benefit plans, by asset category, is as follows as of the end of 2009 and 2008:

	2009	2008
Asset category:
Money market fund	10%	--%
Domestic equity securities	45	49
Non-U.S. equity securities	18	21
Fixed income securities	27	30

Plan assets	100%	100%

The Company’s investment policy focuses on achieving maximum returns at a reasonable risk for pension assets over a full market cycle. The Company uses a fund manager and invests in various asset classes to diversify risk. Target allocations for the primary asset classes are approximately:

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

The Company made a $100 million contribution to the plan on December 30, 2009.  The majority of that contribution was invested in a money market account at year-end and will be distributed to the other investment categories throughout 2010 in accordance with the target asset allocations.

As of December 31, 2009, other than the money market fund, all assets were invested in common comingled trust funds.  The Company uses the net asset values of these funds to determine fair value as allowed using the practical expediency method outlined in the accounting standards.  The fund categories included in plan assets as of December 31, 2009 and 2008, their amounts, and their fair value hierarchy level are as follows (dollars in millions):

	2009	2008		Level
Fund type:
Money market fund	$90.6	$	---	1
U.S. equity market fund	408.0		316.3	2
Non-U.S. equity fund	164.4		136.7	2
U.S. debt index fund	147.6		153.6	2
Government/credit bond index fund	96.3		43.4	2
Plan assets	$906.9		$650.0

Nonqualified Defined-Benefit Pension Plan

Alaska also maintains an unfunded, noncontributory defined-benefit plan for certain elected officers. This plan uses a December 31 measurement date.

Weighted average assumptions used to determine benefit obligations as of December 31:

Discount rates of 5.85% and 6.20% were used as of December 31, 2009 and 2008 respectively. The rate of compensation increase used was 5.00% as of December 31, 2009 and 2008.

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

Discount rates of 6.20%, 6.00%, and 5.75% were used for the years ended December 31, 2009, 2008, and 2007, respectively. The rate of compensation increase used was 5.00% for all three years presented.

Combined Disclosures for Defined-Benefit Pension Plans

The following table sets forth the status of the plans for 2009 and 2008 (in millions):

	Qualified		Nonqualified
	2009	2008	2009	2008
Projected benefit obligation (PBO)
Beginning of year	$1,094.9	$1,056.9	$36.0	$34.9
Service cost	44.2	46.6	0.7	0.9
Interest cost	66.9	62.7	2.2	2.1
Plan amendments	(29.6)	(0.5)	—	—
Curtailment (gain) loss	—	(2.9)	—	—
Actuarial (gain) loss	47.3	(31.1)	0.6	(0.1)
Transfer to pilot long-term disability plan	(3.0)	—	—	—
Benefits paid	(40.9)	(36.8)	(2.2)	(1.8)

End of year	$1,179.8	$1,094.9	$37.3	$36.0

Plan assets at fair value
Beginning of year	$650.0	$910.6	$—	$—
Actual return on plan assets	150.0	(275.5)	—	—
Employer contributions	147.8	51.7	2.2	1.8
Benefits paid	(40.9)	(36.8)	(2.2)	(1.8)

End of year	$906.9	$650.0	$—	$—

Funded status (unfunded)	$(272.9)	$(444.9)	$(37.3)	$(36.0)

Percent funded	76.9%	59.4%	—	—

Of the total $1.2 billion PBO for the qualified plans, approximately 57% represents the obligation of the plan covering Alaska’s pilots. The accumulated benefit obligation for the combined qualified defined-benefit pension plans was $1,102.5 million and $1,017.9 million at December 31, 2009 and 2008, respectively. The accumulated benefit obligation for the nonqualified defined-benefit plan was $36.9 million and $35.8 million at December 31, 2009 and 2008, respectively.

The plan amendment and the transfer to the pilot long-term disability plan in 2009 were the result of plan changes in the new pilot collective bargaining agreement ratified during the year.  See further discussion under “Pilot Long-term Disability Benefits” below.

As of December 31, 2009 and 2008, the amounts recognized in the balance sheets were as follows (in millions):

	2009		2008
	Qualified	Nonqualified	Qualified	Nonqualified
Accrued benefit liability-current	$—	$2.5	$—	$2.5
Accrued benefit liability-long term	272.9	34.8	444.9	33.5

Total liability recognized	$272.9	$37.3	$444.9	$36.0

AMOUNTS NOT YET REFLECTED IN NET PERIODIC BENEFIT COST AND INCLUDED IN ACCUMULATED OTHER COMPREHENSIVE INCOME OR LOSS (AOCI):

	2009		2008
	Qualified	Nonqualified	Qualified	Nonqualified
Prior service cost (credit)	$(17.5)	$0.1	$16.3	$0.2
Net loss	395.0	4.8	475.4	4.3

Amount recognized in AOCI (pretax)	$377.5	$4.9	$491.7	$4.5

The expected amortization of prior service credit and net loss from AOCI in 2010 is $(0.9) million and $22.2 million, respectively, for the qualified defined-benefit pension plans. For the nonqualified defined-benefit pension plans, the expected combined amortization of prior service cost and net loss from AOCI in 2010 is $0.2 million.

Net pension expense for the defined-benefit plans included the following components for 2009, 2008, and 2007 (in millions):

	Qualified			Nonqualified
	2009	2008	2007	2009	2008	2007
Service cost	$44.2	$46.6	$49.7	$0.7	$0.9	$1.1
Interest cost	66.9	62.7	60.9	2.2	2.1	1.9
Expected return on assets	(51.3)	(71.8)	(66.3)	—	—	—
Amortization of prior service cost	4.3	4.4	4.9	0.1	0.1	0.1
Curtailment loss	—	0.5	—	—	—	—
Recognized actuarial loss	28.9	5.6	13.4	0.1	0.2	0.3

Net pension expense	$93.0	$48.0	$62.6	$3.1	$3.3	$3.4

Historically, the Company’s practice has been to contribute to the qualified defined-benefit pension plans in an amount equal to the greater of 1) the minimum required by law, 2) the PPA target liability, or 3) the service cost as actuarially calculated. There are no current funding requirements for the Company’s plans in 2010. However, the Company anticipates that it will continue with its historical funding practice in 2010, which would result in funding of approximately $50 million. The Company expects to contribute approximately $2.5 million to the nonqualified defined-benefit pension plans during 2010.

Future benefits expected to be paid over the next ten years under the defined-benefit pension plans from the assets of those plans as of December 31, 2009 are as follows (in millions):

	Qualified	Nonqualified
2010	$36.4	$2.5
2011	48.8	2.2
2012	50.0	2.4
2013	57.2	2.5
2014	64.7	2.7
2015– 2019	$394.9	$17.3

Postretirement Medical Benefits

The Company allows retirees to continue their medical, dental, and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees, because the premiums received by the Company are less than the actual cost of the retirees’ claims. The accumulated postretirement benefit obligation (APBO) for this subsidy is unfunded. This liability was determined using an assumed discount rate of 5.85% and 6.20% at December 31, 2009 and 2008, respectively.

	2009	2008
Accumulated postretirement benefit obligation
Beginning of year	$109.9	$101.7
Service cost	5.6	4.2
Interest cost	7.8	5.6
Plan amendments	4.1	—
Curtailments	—	(0.5)
Actuarial (gain) loss	(6.7)	1.9
Transfer to pilot long-term disability plan	(0.6)	—
Benefits paid	(2.8)	(3.0)

End of year	$117.3	$109.9

Plan assets at fair value
Beginning of year	$—	$—
Employer contributions	2.8	3.0
Benefits paid	(2.8)	(3.0)

End of year	$—	$—

Funded status (unfunded)	$(117.3)	$(109.9)

The plan amendment and the transfer to the pilot long-term disability plan in 2009 were the result of plan changes in the new pilot collective bargaining agreement ratified during the year.  See further discussion under “Pilot Long-term Disability Benefits” below.

As of December 31, 2009 and 2008, the amounts recognized in the balance sheets were as follows (in millions):

	2009	2008
Accrued benefit liability-current	$4.2	$4.4
Accrued benefit liability-long term	113.1	105.5

Total liability recognized	$117.3	$109.9

AMOUNTS NOT YET REFLECTED IN NET PERIODIC BENEFIT COST AND INCLUDED IN AOCI:

	2009	2008
Prior service cost	$2.6	$1.4
Net loss	15.7	23.1

Amount recognized in AOCI (pretax)	$18.3	$24.5

The expected combined amortization of prior service cost and net loss from AOCI in 2010 is $0.3 million.

The Company uses a December 31 measurement date to assess obligations associated with the subsidy of retiree medical costs. Net periodic benefit cost for the postretirement medical plans included the following components for 2009, 2008 and 2007 (in millions):

	2009	2008	2007
Service cost	$5.6	$4.2	$4.6
Interest cost	7.8	5.6	6.3
Amortization of prior service cost	2.9	(0.3)	(0.3)
Recognized actuarial loss	0.8	0.5	2.4

Net periodic benefit cost	$17.1	$10.0	$13.0

This is an unfunded plan. The Company expects to contribute approximately $4.2 million to the postretirement medical benefits plan in 2010, which is equal to the expected benefit payments.

Future benefits expected to be paid over the next ten years under the postretirement medical benefits plan as of December 31, 2009 are as follows (in millions):

2010	$4.2
2011	4.8
2012	5.2
2013	5.9
2014	6.6
2015 - 2019	44.2

The assumed health care cost trend rates to determine the expected 2010 benefits cost are 9.2%, 9.2%, 5% and 4% for medical, prescription drugs, dental and vision costs, respectively. The assumed trend rate declines steadily through 2028 where the ultimate assumed trend rates are 4.7% for medical, prescription drugs and dental, and 4% for vision.

A 1% higher or lower trend rate in health care costs has the following effect on the Company’s postretirement medical plans during 2009, 2008 and 2007 (in millions):

	2009	2008	2007
Change in service and interest cost
1% higher trend rate	$2.1	$1.4	$1.6
1% lower trend rate	(1.7)	(1.2)	(1.4)
Change in year-end postretirement benefit obligation
1% higher trend rate	$14.4	$13.3	$12.2
1% lower trend rate	(12.4)	(11.5)	(10.6)

Defined-Contribution Plans

The defined-contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. All of these plans require Company contributions. Total expense for the defined-contribution plans was $19.2 million, $17.7 million, and $16.4 million in 2009, 2008, and 2007, respectively.   Management expects that Company contributions will increase in 2010 as pilots that elected to freeze or reduce their service credits in the defined-benefit pension plan will receive a higher Company contribution under the new collective bargaining agreement.

The Company also has a noncontributory, unfunded defined-contribution plan for certain elected officers of the Company who are ineligible for the nonqualified defined-benefit pension plan. Amounts recorded as liabilities under the plan are not material to the balance sheets at December 31, 2009 and 2008.

Pilot Long-term Disability Benefits

The collective bargaining agreement with Alaska’s pilots calls for the removal of long-term disability benefits from the defined-benefit plan for any pilot that was not already receiving long-term disability payments prior to January 1, 2010.  As a result of this plan change, the PBO of $32.6 million associated with assumed future disability payments was removed from the overall defined-benefit pension plan liability, $29.6 million of which was recorded through AOCI.  Furthermore, the removal of the plan from the defined-benefit pension plan reduced the accumulated postretirement benefit obligation for medical costs as the new plan no longer considers long-term disability to be “retirement” from the Company.

The new long-term disability plan removes the service requirement that was in place under the former defined-benefit plan.  Therefore, the liability is calculated based on estimated future benefit payments associated with pilots that were assumed to be disabled on a long-term basis as of December 31, 2009 and does not include any assumptions for future disability. The liability includes the discounted expected future benefit payments and medical costs.  The total liability at December 31, 2009 is $3.1 million, which is recorded net of a prefunded trust account of $0.5 million, and is included in long-term other liabilities on the balance sheets.

Employee Incentive-Pay Plans

The Company has three separate plans that pay employees based on certain financial and operational metrics. The aggregate expense under these plans in 2009, 2008 and 2007 was $61.6 million, $15.8 million, $13.5 million, respectively. The plans are summarized below:

•
Performance-Based Pay (PBP) is a program that rewards all employees other than clerical, office and passenger service employees (COPS) and station employees in Mexico.  The program is based on four separate metrics related to: (1) Air Group profitability, (2) safety, (3) achievement of unit-cost goals, and (4) employee engagement.

•	The Profit Sharing Plan is based on Air Group profitability and includes the employees that don’t participate in PBP.

•	The Operational Performance Rewards Program entitles all employees to quarterly payouts of up to $300 per person if certain operational and customer service objectives are met.

NOTE 9. DETAIL OF OTHER FINANCIAL STATEMENT CAPTIONS

Receivables

Receivables consisted of the following at December 31 (in millions):

	2009	2008
Airline traffic receivables	$54.9	$46.4
Mileage Plan receivables	31.9	29.6
Receivables from fuel-hedging counterparties	0.9	—
Other receivables	18.5	24.4
Allowance for doubtful accounts	(1.5)	(1.5)

	$104.7	$98.9

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31 (in millions):

	2009	2008
Prepaid aircraft rent	$3.4	$3.4
Prepaid fuel	6.8	5.9
Prepaid engine maintenance	13.3	—
Other	24.2	20.8

	$47.7	$30.1

Other Assets

Other assets consisted of the following at December 31 (in millions):

	2009	2008
Restricted deposits (primarily restricted investments)	$65.0	$57.4
Deferred costs and other*	15.3	16.0

	$80.3	$73.4

*	Deferred costs and other includes deferred financing costs, long-term prepaid rent, lease deposits and other items.

At December 31, 2009, the Company’s restricted deposits were primarily restricted investments used to guarantee various letters of credit and workers compensation self-insurance programs. The restricted investments consist of highly liquid securities with original maturities of three months or less. They are carried at cost, which approximates fair value.

Other Accrued Liabilities (current)

Other accrued liabilities consisted of the following at December 31 (in millions):

	2009	2008
Mileage Plan current liabilities	$267.9	$280.4
Pension liability (nonqualified plans)	2.5	2.5
Postretirement medical benefits liability	4.2	4.4
Other*	231.8	223.4

	$506.4	$510.7

*	Other consists of property and transportation taxes and accruals for ground operations, facilities rent, maintenance, and fuel, among other items.

Other Liabilities (noncurrent)

Other liabilities consisted of the following at December 31 (in millions):

	2009	2008
Mileage Plan liability	$13.2	$15.9
Uncertain tax position liability (see Note 11)	0.9	10.6
Aircraft rent-related	23.3	55.5
Other*	75.2	44.4

	$112.6	$126.4

*  Other consists of workers' compensation and deferred credits on aircraft purchases, among other items.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at December 31 (in millions, net of tax):

	2009	2008
Unrealized loss (gain) on marketable securities considered available-for-sale	$(8.7)	$2.5
Related to pension plans	238.8	310.4
Related to postretirement medical benefits	11.4	15.4
Related to interest rate derivatives	(1.5)	—

	$240.0	$328.3

NOTE 10. STOCK-BASED COMPENSATION PLANS

Stock-based compensation recorded by the Company relates to stock awards granted to company employees by Air Group.  As the Company does not have common stock that is traded on an exchange and all equity-based awards are related to Air Group common stock, the disclosures below have been limited.  For a full discussion of the Air Group stock-based compensation plans, see the Alaska Air Group annual report on Form 10-K filed on February 19, 2010.

The Company has stock awards outstanding under a number of Air Group’s long-term incentive equity plans, only one of which (the 2008 Long-Term Incentive Equity Plan) continues to provide for the granting of stock awards to officers and employees of the Company.  Compensation expense is recorded over the shorter of the vesting period or the period between grant date and the date the employee becomes retirement-eligible as defined in the applicable plan.  All stock-based compensation expense is recorded in wages and benefits in the statements of operations.

Stock Options

Under the various plans, options for 8,299,258 shares of Air Group’s common stock have been granted to directors and employees of Air Group and its subsidiaries and, at December 31, 2009, 1,406,393 shares were available for future grant of either options or stock awards. Under all plans, the stock options granted have terms of up to ten years. Substantially all grantees are 25% vested after one year, 50% after two years, 75% after three years, and 100% after four years.

During 2009, Air Group granted 347,588 options to the Company’s employees with a weighted-average exercise price of $27.56 per share and a weighted-average fair value of $14.00 per share.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2009, 2008, and 2007:

	2009	2008	2007
Expected volatility	52%	42%	43%
Expected term	6 years	5.7 years	6 years
Risk-free interest rate	2.00%	2.96%	4.80%
Expected dividend yield	—	—	—
Weighted-average fair value of options granted	$14.00	$10.98	$19.27

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

The Company recorded stock-based compensation expense related to stock options of $3.8 million, $4.3 million, and $4.0 million in 2009, 2008, and 2007, respectively. The total intrinsic value of options exercised during 2009 was $1.3 million. A total of 254,758 options vested during 2009 with an aggregate fair value of $3.8 million. As of December 31, 2009, $3.8 million of compensation cost associated with unvested stock option awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 2.2 years.

Restricted Stock Awards

Air Group has restricted stock units (RSUs) outstanding under the 2004 and 2008 Long-term Incentive Equity Plans. As of December 31, 2009, 1,125,791 total RSUs have been granted to employees of Alaska and Horizon under these plans. The RSUs are non-voting and are not eligible for dividends. The fair value of the RSU awards is based on the closing price of Air Group’s common stock on the date of grant. During 2009, Air Group awarded 226,097 RSUs to certain employees of the Company, with a weighted-average grant date fair value of $27.17 per share.  Compensation cost for RSUs is generally recognized over the shorter of three years from the date of grant as the awards “cliff vest” after three years, or the period from the date of grant to the employee’s retirement eligibility. The Company recorded stock-based compensation expense related to RSUs of $5.1 million, $5.4 million, and $4.8 million in 2009, 2008, and 2007, respectively. These amounts are included in wages and benefits in the statements of operations.

As of December 31, 2009, $4.7 million of compensation cost associated with unvested restricted stock awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 1.8 years.

Performance Stock Awards

During the first quarters of 2008 and 2007, Air Group awarded Performance Share Unit awards (PSUs) to certain executives. PSUs are similar to RSUs, but vesting is based on a performance condition tied to Air Group achieving a specified pretax margin over a three-year period. The PSU plan allows a portion of the PSUs to vest even if the specified pretax margin falls below the target but above the minimum threshold, and additional shares to be granted if the margin target is exceeded, subject to a maximum. The Company intends to regularly review its assumptions about meeting the performance goal and expected vesting, and to adjust the related compensation expense accordingly. Based on expectations of the number of PSUs that will ultimately vest, the Company did not record any expense in 2009, recorded a credit of $0.3 million in 2008, and recorded compensation expense of $0.3 million during 2007.

Employee Stock Purchase Plan

Air Group sponsors an ESPP whereby employees can purchase Air Group common stock at 85% of the closing market price on the first day of the offering period or the quarterly purchase date, whichever is lower. Because of these attributes, the ESPP is considered compensatory under accounting standards and as such, compensation cost is recognized. Compensation cost for the ESPP was $1.3 million in 2009 and $1.4 million in both 2008 and 2007. The grant date fair value is calculated using the Black-Scholes model in the same manner as the Company’s option awards for 85% of the share award plus the intrinsic value of the 15% discount.

Summary of Stock-Based Compensation

The table below summarizes the components of total stock-based compensation for the years ended December 31, 2009, 2008 and 2007:

(in millions)	2009	2008	2007
Stock options	$3.8	$4.3	$4.0
Restricted stock units	5.1	5.4	4.8
Performance share units	—	(0.3)	0.3
Employee stock purchase plan	1.3	1.4	1.4

Total stock-based compensation	$10.2	$10.8	$10.5

NOTE 11. INCOME TAXES

Deferred Income Taxes
Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts for tax purposes.

Deferred tax (assets) and liabilities comprise the following at December 31 (in millions):

	2009	2008
Excess of tax over book depreciation	$523.1	$477.1
Fuel hedge contracts	9.1	—
Other—net	9.6	4.7

Gross deferred tax liabilities	541.8	481.8

Mileage Plan	(252.6)	(255.3)
Fuel hedge contracts	—	(19.6)
AMT and other tax credits	(56.8)	(62.3)
Leased aircraft return provision	(1.8)	(5.2)
Inventory obsolescence	(6.4)	(5.7)
Deferred gains	(4.8)	(5.9)
Employee benefits	(191.5)	(244.7)
Loss carryforwards*	(12.9)	(3.1)
Other—net	(20.4)	(24.7)

Gross deferred tax assets	(547.2)	(626.5)

Net deferred tax (assets) liabilities	$(5.4)	$(144.7)

Current deferred tax asset	$(110.1)	$(146.7)
Noncurrent deferred tax liability	104.7	2.0

Net deferred tax (asset) liability	$(5.4)	$(144.7)

*
Federal loss carryforwards of $24.6 million ($8.6 million tax effected) expire beginning in 2029.  State loss carryforwards of $91.7 million ($4.3 million tax effected) expire beginning in 2010 and ending in 2029.

In 2009, a new federal law liberalized rules for certain net operating losses (NOLs), increasing the carryback period for 2008 or 2009 NOLs from two years to up to five years at the taxpayer’s election.  In addition, the new law suspended the 90-percent limitation on the utilization of NOLs for Alternative Minimum Tax (AMT) NOLs attributed to the extended carryback election.  Because of these law changes, the Company recorded $5.0 million in federal and state income tax receivables and a corresponding decrease in federal and state AMT credit carryforwards.

The Company has concluded that it is more likely than not that its deferred tax assets will be realizable and thus no valuation allowance has been recorded as of December 31, 2009. This conclusion is based on the expected future reversals of existing taxable temporary differences, anticipated future taxable income, and the potential for future tax planning strategies to generate taxable income, if needed. The Company will continue to reassess the need for a valuation allowance during each future reporting period.

Components of Income Tax Expense (Benefit)
The components of income tax expense (benefit) were as follows (in millions):

	2009	2008	2007
Current tax expense (benefit):
Federal	$(3.4)	$11.5	$28.4
State	(1.2)	—	4.8

Total current	(4.6)	11.5	33.2

Deferred tax expense (benefit):
Federal	69.7	(60.9)	44.5
State	9.0	(7.5)	2.5

Total deferred	78.7	(68.4)	47.0

Total tax expense (benefit) related to income (loss)	$74.1	$(56.9)	$80.2

Income Tax Rate Reconciliation
Income tax expense (benefit) reconciles to the amount computed by applying the U.S. federal rate of 35% to income (loss) before income tax and accounting change as follows (in millions):

	2009	2008	2007
Income (loss) before income tax	$183.8	$(153.3)	$215.0
Expected tax expense (benefit)	64.3	(53.7)	75.2
Nondeductible expenses	2.6	2.6	2.8
State income taxes	5.4	(4.9)	4.8
Other—net*	1.8	(0.9)	(2.6)

Actual tax expense (benefit)	$74.1	$(56.9)	$80.2

Effective tax rate	40.3%	37.1%	37.3%

*
In 2007, other-net includes $1.0 million of tax benefits due to a favorable decision in a matter with the State of California and $1.0 million of tax benefits related to the recognition of California income tax credit carryforwards.

Uncertain Tax Positions
The Company has identified its federal tax return and its state tax returns in Alaska, Oregon, and California as “major” tax jurisdictions.  The periods subject to examination for the Company’s federal and Alaska income tax returns are the 2003 through 2008 tax years; however, the 2003 to 2005 tax returns are subject to examination only to a limited extent due to net operating losses carried forward from and carried back to those periods.  In California, the income tax years 2000 through 2008 remain open to examination. The 2000 to 2004 California tax returns are subject to examination only to the extent of the net operating loss carryforwards from those years that were utilized in 2005 and 2006.  In Oregon, the income tax years 2001 to 2008 remain open to examination.  The 2001 to 2004 Oregon tax returns are subject to examination only to the extent of net operating loss carryforwards from those years that were utilized in 2006 and later years.

Because of the resolution of uncertain tax positions in the fourth quarter of 2009, the Company reevaluated its tax position.  As a result, the Company recorded a $8.6 million reduction of the liability.  The Company also reversed $1.2 million of previously accrued interest on these tax positions through interest expense in the statements of operations.  At December 31, 2009, the total amount of unrecognized tax benefits of $0.9 million is recorded as a liability, all of which would impact the effective tax rate.

No interest or penalties related to these tax positions were accrued as of December 31, 2009.

Changes in the liability for unrecognized tax benefits during 2008 and 2009 are as follows (in millions):

Balance at December 31, 2007	$13.6
Gross increases—tax positions in prior period	0.8
Gross decreases—tax positions in prior period	(6.3)
Gross increases—current-period tax positions	2.5
Settlements	—
Lapse of statute of limitations	—

Balance at December 31, 2008	$10.6

Gross increases—tax positions in prior period	—
Gross decreases—tax positions in prior period	(9.8)
Gross increases—current-period tax positions	0.1
Settlements	—
Lapse of statute of limitations	—

Balance at December 31, 2009	$0.9

NOTE 12. FINANCIAL INSTRUMENTS
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

Amounts measured at fair value as of December 31, 2009 are as follows (in millions):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$164.2	$—	$—	$164.2
Marketable securities	108.9	919.0	—	1,027.9

Total	$273.1	$919.0	$—	$1,192.1

Amounts measured at fair value as of December 31, 2008 are as follows (in millions):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$257.1	$25.9	$—	$283.0
Marketable securities	68.3	726.0	—	794.3

Total	$325.4	$751.9	$—	$1,077.3

Interest Rate Swap Agreements

In the third quarter of 2009, the Company entered into interest rate swap agreements with a third party designed to hedge the volatility of the underlying variable interest rate in the Company’s aircraft lease agreements for six B737-800 aircraft.  The agreements stipulate that the Company pay a fixed interest rate over the term of the contract and receive a floating interest rate.  All significant terms of the swap agreement match the terms of the lease agreements, including interest-rate index, rate reset dates (every six months), termination dates and underlying notional values.  The agreements expire beginning in February 2020 through March 2021 to coincide with the lease termination dates.

The Company has formally designated these swap agreements as hedging instruments and will record the effective portion of the hedge as an adjustment to aircraft rent in the statement of operations in the period of contract settlement.  The effective portion of the changes in fair value for instruments that settle in the future are recorded in AOCL in the balance sheets.

At December 31, 2009, the Company had an asset of $2.4 million associated with these contracts, all of which is expected to be reclassified into earnings within the next twelve months and is recorded in prepaid expenses and other current assets in the balance sheets.  The fair value of these contracts is determined based on the difference between the fixed interest rate in the agreements and the observable LIBOR-based interest forward rates at period end, multiplied by the total notional value.  As such, the Company places these contracts in Level 2 of the fair value hierarchy.

Fair Value of Financial Instruments

The majority of the Company’s financial instruments are carried at fair value. Those include cash, cash equivalents and marketable securities (Note 5), restricted deposits (Note 9), fuel hedge contracts (Note 3), and interest rate swap agreements (Note 12). The Company’s long-term fixed-rate debt is not carried at fair value.

The estimated fair value of the Company’s long-term debt was as follows (in millions):

	Carrying Amount	Fair Value
Long-term debt at December 31, 2009	$1,507.8	$1,481.2
Long-term debt at December 31, 2008	$1,559.2	$1,696.9

The fair value of cash equivalents approximates carrying values due to the short maturity of these instruments. The fair value of marketable securities is based on market prices. The fair value of fuel hedge contracts is based on commodity exchange prices. The fair value of restricted deposits approximates the carrying amount. The fair value of interest rate swap agreements is based on quoted market swap rates.  The fair value of long-term debt is based on a discounted cash flow analysis using the Company’s current borrowing rate.

Concentrations of Credit

The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its fuel-hedging contracts and interest rate swap agreements and does not anticipate nonperformance by the counterparties.

The Company could realize a loss in the event of nonperformance by any single counterparty to these contracts. However, the Company enters into transactions only with large, well-known financial institution counterparties that have strong credit ratings. In addition, the Company limits the amount of investment credit exposure with any one institution.

The Company’s trade receivables do not represent a significant concentration of credit risk at December 31, 2009 due to the frequency that settlement takes place and the dispersion across many industry and government segments.

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

The Company paid $261.7 million, $293.7 million and $283.4 million to Horizon under the CPA agreement for the years ended December 31, 2009, 2008, and 2007, respectively.

Intercompany Services

The Company performs all ticket processing for Horizon. Horizon’s ticket sales are recorded by Alaska as air traffic liability and revenue is allocated to and recorded by Horizon when transportation is provided.

Mileage Plan participants may redeem miles on Horizon flights. As of January 1, 2009, the Company began allocating Mileage Plan revenue to Horizon for miles redeemed on Horizon flights and also began allocating expenses to Horizon for miles earned on Horizon flights.  For 2009, $7.0 million of passenger revenue was allocated to Horizon for miles redeemed on Horizon flights and less than $0.1 million of selling expenses was allocated to Horizon for miles earned on Horizon flights.

The Company provides certain services to Horizon for which the Company receives payment from Horizon based on the cost of the services, including personnel expenses related to development and maintenance of certain information and communication systems, processing Horizon’s revenue transactions, accounting and payroll services, and other administrative services. Additionally, the Company pays certain leasing and other facilities costs on Horizon’s behalf that are reimbursed monthly by Horizon. Total amounts received by the Company from Horizon were $12.1 million, $9.8 million and $10.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

In the normal course of business, Alaska and Horizon each provide certain ground handling services to the other company. Charges for ground services provided by the Company to Horizon totaled $9.9 million, $8.9 million and $7.1 million during the years ended December 31, 2009, 2008 and 2007, respectively. Charges for ground services provided by Horizon to the Company totaled $6.3 million, $9.0 million and $9.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company also advances Horizon funds at varying interest rates. All amounts are payable on demand. Interest income recognized related to the Horizon receivable totaled $5.3 million, $9.5 million and $11.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. Offsetting this amount is interest paid to Horizon on ticket sales processed by Alaska. Interest expense related to these ticket sales was $2.2 million, $4.6 million and $3.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009, receivables from related companies include $114.0 million from Horizon, $6.8 million from Alaska Air Group Leasing (AAGL) and $153.8 million from Air Group. At December 31, 2009, payables to related companies include $2.6 million to Horizon, $0.8 million to AAGL and $69.8 million to Air Group.

NOTE 14. CONTINGENCIES

Grievance with International Association of Machinists

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with Alaska alleging that Alaska violated the CBA by, among other things, subcontracting the ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007. In July 2008, the arbitrator issued a final decision regarding basic liability in the matter. In that ruling, the arbitrator found that Alaska had violated the CBA and instructed Alaska and the IAM to negotiate a remedy. In February 2010, the arbitrator issued a final decision.  The decision does not require Alaska to alter the existing subcontracting arrangements for ramp service in Seattle.  The award sustains the right to subcontract other operations in the future so long as the requirements of the CBA are met.  The award imposes monetary remedies which have not been fully calculated, but are not expected to be material.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2009, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our current and periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our certifying officers, on a timely basis. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of December 31, 2009.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to the Company’s internal control over financial reporting identified in management’s evaluation during the year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

ITEM 9B. OTHER INFORMATION

None

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statement Schedules: Financial Statement Schedule II, Valuation and Qualifying Accounts, for the years ended December 31, 2009, 2008 and 2007 on page 58.

2.	Exhibits: See Exhibit Index on page 55.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIRLINES, INC.

By:	/s/ WILLIAM S. AYER	Date: February 24, 2010
William S. Ayer,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 24, 2010 on behalf of the registrant and in the capacities indicated.

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

10.6*
Alaska Air Group Performance Based Pay Plan (formerly “Management Incentive Plan”), as amended and restated December 2, 2009 (Filed as Exhibit 10.7 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 19, 2010 and incorporated herein by reference.)

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

10.7.6*
Alaska Air Group, Inc. 2008 Performance Incentive Plan Stock Unit Award Agreement (Filed as Exhibit 10.1 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Current Report on Form 8-K, filed on February 5, 2010 and incorporated herein by reference.)

10.7.7*
Alaska Air Group, Inc. 2008 Performance Incentive Plan Nonqualified Stock Option Agreement (Filed as Exhibit 10.2 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Current Report on Form 8-K, filed on February 5, 2010 and incorporated herein by reference.)

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

Schedule II

ALASKA AIRLINES, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Beginning Balance	Additions Charged to Expense	Deductions	Ending Balance
Year Ended December 31, 2007
Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$2.5	$1.6	$(2.5)	$1.6
Obsolescence allowance for flight equipment spare parts	$14.0	$2.4	$(1.3)	$15.1

Year Ended December 31, 2008
Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$1.6	$1.5	$(1.6)	$1.5
Obsolescence allowance for flight equipment spare parts	$15.1	$1.1	$(9.1)	$7.1

Year Ended December 31, 2009
Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$1.5	$1.4	$(1.4)	$1.5
Obsolescence allowance for flight equipment spare parts (a)	$7.1	$1.3	$0.0	$8.4

(a)	Deductions in 2008 are primarily related to the write off of the MD-80 and B737-200 parts allowances against their respective costs bases.