Form 10-Q
period 2010-08-05
ALASKA AIRLINES INC
filed 2010-08-05
CIK 3202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010.
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
The registrant is a wholly owned subsidiary of Alaska Air Group, Inc., a Delaware corporation, and there is no market for the registrant’s common stock, par value $1.00 per share.  As of July 31, 2010, shares of common stock outstanding totaled 500.

ALASKA AIRLINES, INC.
Quarterly Report on Form 10-Q for the three months ended June 30, 2010

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

ASSETS
(in millions)	June 30, 2010	December 31, 2009
Current Assets
Cash and cash equivalents	$108.1	$164.2
Marketable securities	1,164.6	1,027.9
Total cash and marketable securities	1,272.7	1,192.1
Receivables from related companies	311.2	274.6
Receivables - net	142.1	104.7
Inventories and supplies - net	33.6	27.3
Deferred income taxes	125.0	110.1
Fuel hedge contracts	26.6	54.9
Prepaid expenses and other current assets	56.5	46.8
Total Current Assets	1,967.7	1,810.5

Property and Equipment
Aircraft and other flight equipment	3,190.1	3,035.6
Other property and equipment	544.9	540.1
Deposits for future flight equipment	101.3	169.2
	3,836.3	3,744.9
Less accumulated depreciation and amortization	1,213.2	1,136.6
Total Property and Equipment - Net	2,623.1	2,608.3

Fuel Hedge Contracts	34.6	42.2

Other Assets	83.5	80.3

Total Assets	$4,708.9	$4,541.3

See accompanying notes to condensed financial statements.

CONDENSED BALANCE SHEETS (unaudited)
Alaska Airlines, Inc.

LIABILITIES AND SHAREHOLDER'S EQUITY

(in millions except share amounts)	June 30, 2010	December 31, 2009
Current Liabilities
Accounts payable	$47.3	$52.9
Payables to related companies	98.4	73.2
Accrued aircraft rent	39.8	50.8
Accrued wages, vacation and payroll taxes	116.2	132.7
Other accrued liabilities	547.9	506.4
Air traffic liability	528.8	365.9
Current portion of long-term debt	128.9	131.2
Total Current Liabilities	1,507.3	1,313.1

Long-Term Debt, Net of Current Portion	1,260.2	1,376.6

Other Liabilities and Credits
Deferred income taxes	162.5	104.7
Deferred revenue	384.0	410.5
Obligation for pension and postretirement medical benefits	409.7	421.0
Other liabilities	105.0	112.6
	1,061.2	1,048.8
Commitments and Contingencies
Shareholder's Equity
Common stock, $1 par value
Authorized: 1,000 shares
Issued and outstanding: 2010 and 2009 - 500 shares	-	-
Capital in excess of par value	656.8	649.9
Accumulated other comprehensive loss	(239.7)	(240.0)
Retained earnings	463.1	392.9
	880.2	802.8
Total Liabilities and Shareholder's Equity	$4,708.9	$4,541.3

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)
Alaska Airlines, Inc.

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2010	2009	2010	2009

Operating Revenues
Passenger	$702.3	$602.5	$1,289.3	$1,142.3
Freight and mail	26.9	24.2	48.9	42.5
Other - net	60.2	54.9	112.3	88.1
Total mainline operating revenues	789.4	681.6	1,450.5	1,272.9
Passenger - purchased capacity	83.1	67.7	159.6	129.5
Total Operating Revenues	872.5	749.3	1,610.1	1,402.4
Operating Expenses
Wages and benefits	190.9	198.4	382.1	395.8
Variable incentive pay	17.9	16.1	32.7	23.2
Aircraft fuel, including hedging gains and losses	214.5	107.4	386.2	239.3
Aircraft maintenance	40.0	46.6	82.1	92.9
Aircraft rent	24.3	28.1	50.2	54.6
Landing fees and other rentals	43.1	40.6	84.8	81.4
Contracted services	31.5	28.4	62.1	58.9
Selling expenses	30.7	28.3	57.4	47.4
Depreciation and amortization	47.6	44.2	93.3	87.5
Food and beverage service	13.7	11.9	25.5	22.9
Other	36.7	38.5	71.5	81.3
New pilot contract transition costs	-	35.8	-	35.8
Total mainline operating expenses	690.9	624.3	1,327.9	1,221.0
Purchased capacity costs	74.3	68.9	146.8	131.6
Total Operating Expenses	765.2	693.2	1,474.7	1,352.6
Operating Income	107.3	56.1	135.4	49.8
Nonoperating Income (Expense)
Interest income	9.5	9.5	18.1	19.6
Interest expense	(23.5)	(22.1)	(45.6)	(45.1)
Interest capitalized	1.6	1.8	3.3	4.3
Other - net	1.6	(3.2)	2.5	(4.8)
	(10.8)	(14.0)	(21.7)	(26.0)
Income before income tax	96.5	42.1	113.7	23.8
Income tax expense	36.2	16.3	43.5	10.1
Net Income	$60.3	$25.8	$70.2	$13.7

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY (unaudited)
Alaska Airlines, Inc.

			Accumulated
		Capital in	Other
	Common	Excess of	Comprehensive	Retained
(in millions)	Stock	Par Value	Loss	Earnings	Total
Balances at December 31, 2009	$0.0	$649.9	$(240.0)	$392.9	$802.8
Net income for the six months ended June 30, 2010				70.2	70.2
Other comprehensive income (loss):

Related to marketable securities:
Change in fair value			8.3
Reclassification to earnings			(3.7)
Income tax effect			(1.8)
			2.8		2.8

Adjustments related to employee benefit plans:			10.8
Income tax effect			(3.7)
			7.1		7.1
Related to interest rate derivative instruments:
Change in fair value			(15.5)
Income tax effect			5.9
			(9.6)		(9.6)
Total comprehensive income					70.5

Purchase of treasury stock					-
Stock-based compensation		6.9			6.9
Balances at June 30, 2010	$0.0	$656.8	$(239.7)	$463.1	$880.2

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
Alaska Airlines, Inc.

	Six Months Ended June 30
(in millions)	2010	2009
Cash flows from operating activities:
Net income	$70.2	$13.7
Adjustments to reconcile net income to net cash
provided by operating activities:
Non-cash impact of pilot contract transition costs	-	15.5
Depreciation and amortization	93.3	87.5
Stock-based compensation	6.9	6.6
Increase in air traffic liability	162.9	48.8
Changes in other assets and liabilities - net	(19.5)	(62.0)
Net cash provided by operating activities	313.8	110.1
Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(44.0)	(242.1)
Other flight equipment	(51.7)	(17.4)
Other property and equipment	(13.0)	(19.0)
Total property and equipment additions	(108.7)	(278.5)
Proceeds from disposition of assets	-	0.8
Purchases of marketable securities	(578.1)	(515.0)
Sales and maturities of marketable securities	446.2	361.0
Restricted deposits and other	0.2	(4.1)
Net cash used in investing activities	(240.4)	(435.8)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	130.3
Proceeds from sale-leaseback transactions, net	-	230.0
Long-term debt payments	(118.7)	(156.8)
Other financing activities	(10.8)	2.4
Net cash provided by (used for) financing activities	(129.5)	205.9
Net change in cash and cash equivalents	(56.1)	(119.8)
Cash and cash equivalents at beginning of year	164.2	283.0
Cash and cash equivalents at end of period	$108.1	$163.2
Supplemental disclosure of cash paid (received) during the period for:
Interest (net of amount capitalized)	$43.6	$42.0
Income taxes	0.1	-

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
Alaska Airlines, Inc.

NOTE 1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization and Basis of Presentation
The accompanying unaudited condensed financial statements of Alaska Airlines, Inc.  (Alaska or the Company) should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Alaska Airlines, Inc., an Alaska corporation, is a wholly-owned subsidiary of Alaska Air Group, Inc. (Air Group), a Delaware corporation.  In the opinion of management, all adjustments have been made that are necessary to present fairly the Company’s financial position as of June 30, 2010, as well as the results of operations for the three and six months ended June 30, 2010 and 2009. The adjustments made were of a normal recurring nature.

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

Prospective Accounting Pronouncements
New accounting standards on Revenue Arrangements with Multiple Deliverables were issued in September 2009 and update the current guidance pertaining to multiple-element revenue arrangements.  This new guidance will be effective for contracts with effective dates beginning January 1, 2011.  Management is currently evaluating the impact of this new standard on the Company’s financial position, results of operations, cash flows, and disclosures.

Recently, the Financial Accounting Standards Board (FASB) has issued a number of proposed Accounting Standards Updates (ASUs).  Those proposed ASUs are as follows:

•
Proposed ASU – Comprehensive Income – was issued in May 2010 and will change the way comprehensive income is reported in the financial statements.  The new standard will require a continuous statement of comprehensive income be reported combining the Company’s current statement of operations with comprehensive income.  Comprehensive income or loss will be removed from the statement of shareholder’s equity.

•
Proposed ASU – Accounting for Financial Instruments and Revisions to the Accounting for Derivative Instruments and Hedging Activities – was issued in May 2010.  This proposed standard will make significant changes to accounting for financial instruments.  It is expected that more financial instruments will be measured at fair value with subsequent changes recognized in net income.  The proposed standard also simplifies the requirements for assessing hedge effectiveness for cash flow hedges and modifies the threshold to initially qualify as an effective hedge.  Management believes this standard may have an impact on the Company’s results of operations and disclosures, although the significance of that impact cannot be estimated at this time.

•
Proposed ASU – Revenue Recognition – was issued in June 2010.  This proposed standard will completely replace all existing revenue recognition accounting literature.  Generally, the proposed standard would require an entity to identify separate performance obligations under a contract, determine the transaction price, allocate that price to the separate components based on relative fair value, and recognize revenue when each performance obligation is satisfied.  This proposed standard could significantly impact the Company’s financial position, results of operations, and disclosures specifically in the accounting for the Company’s Mileage Plan revenue components.

•
Proposed ASU – Fair Value Measurements and Disclosures – was issued in June 2010.  This proposed standard changes how fair value is determined for certain assets and liabilities and requires additional disclosures about fair value instruments. Management is currently evaluating the impact of this new standard on the Company’s financial position, results of operations, cash flows, and disclosures.

•
Proposed ASU – Disclosure of Certain Loss Contingencies – was issued in July 2010.  This proposed standard enhances financial statement disclosure surrounding certain loss contingencies such as legal disputes, environmental remediation liabilities, self-insurance liabilities, among others.  The proposed standard primarily focuses on asserted claims and assessments and will require more robust disclosure of amounts, court or agency where legal proceedings are pending, principal parties, and other details not historically required.  As the proposed standard impacts disclosure only, management does not expect this proposed standard to impact the Company’s financial position or results of operations.

These proposed ASUs are currently in comment period and are subject to change.  There are no effective dates assigned to these proposals.

In July 2010, the FASB also issued an initial draft of new financial statement presentation requirements.  These new requirements, as currently drafted, would substantially change the way financial statements are presented by disaggregating information in financial statements to explain the components of its financial position and financial performance.  These changes will impact the presentation of the financial statements only and are not expected to impact the Company’s overall financial position, results of operations, or cash flows.

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

Amounts measured at fair value as of June 30, 2010 are as follows (in millions):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$76.8	$31.3	$—	$108.1
Marketable securities	176.1	988.5	—	1,164.6
Total	$252.9	$1,019.8	$—	$1,272.7

All of the Company’s marketable securities are classified as “available for sale” as defined in the accounting standards.  The securities are carried at fair value, with the unrealized gains and losses, excluding credit losses, reported in shareholder’s equity under the caption “accumulated other comprehensive loss” (AOCL).  Realized gains and losses are included in other nonoperating income (expense) in the condensed statements of operations.

The cost of securities sold is based on the specific identification method.  Interest and dividends on marketable securities are included in interest income in the condensed statements of operations.

Marketable securities consisted of the following (in millions):

	June 30, 2010	December 31, 2009
Amortized cost:
Government securities/agencies	$462.8	$376.7
Asset-backed obligations	211.3	215.4
Other corporate obligations	471.9	421.8
	$1,146.0	$1,013.9
Fair value:
Government securities/agencies	$470.6	$381.2
Asset-backed obligations	211.0	214.7
Other corporate obligations	483.0	432.0
	$1,164.6	$1,027.9

Of the marketable securities on hand at June 30, 2010, 14% mature in 2010, 27% in 2011 and 59% thereafter.  Gross realized gains and losses for the three months ended June 30, 2010 and 2009 were not material to the condensed financial statements.

Some of the Company’s asset-backed securities held at June 30, 2010 had credit losses, as defined in the accounting standards.  These credit losses total $2.2 million and were recorded through earnings in 2009 and represent the difference between the present value of future cash flows and the amortized cost basis of the affected securities. No additional credit losses were recorded in the first six months of 2010.

Management does not believe the securities associated with the remaining $2.8 million unrealized loss recorded in AOCL are “other than temporarily” impaired, as defined in the accounting standards, based on the current facts and circumstances.  Management currently does not intend to sell these securities prior to their recovery nor does it believe that it will be more likely than not that the Company would need to sell these securities for liquidity or other reasons.

Gross unrealized gains and losses, including credit losses, at June 30, 2010 are presented in the table below (in millions):

		Unrealized Losses
	Unrealized Gains in AOCL	Less than 12 months	Greater than 12 months	Total Unrealized Losses	Less: Credit Loss Previously Recorded in Earnings	Net Unrealized Losses in AOCL	Net Unrealized Gains/(Losses) in AOCL	Fair Value of Securities with Unrealized Losses
Government Securities/Agencies	$7.8	$--	$--	$--	$--	$--	$7.8	$22.6
Asset-backed obligations	2.1	(0.5)	(4.1)	(4.6)	(2.2)	(2.4)	(0.3)	80.7
Other corporate obligations	11.5	(0.4)	--	(0.4)	--	(0.4)	11.1	57.4
Total	$21.4	$(0.9)	$(4.1)	$(5.0)	$(2.2)	$(2.8)	$18.6	$160.7

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

	Carrying Amount	Fair Value
Long-term debt at June 30, 2010	$1,389.1	$1,408.4
Long-term debt at December 31, 2009	$1,507.8	$1,481.2

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

The following table summarizes the components of aircraft fuel expense for the three and six months ended June 30, 2010 and 2009 (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Raw or “into-plane” fuel cost	$187.6	$132.3	$350.3	$251.1
Impact of hedging activity	26.9	(24.9)	35.9	(11.8)
Aircraft fuel expense	$214.5	$107.4	$386.2	$239.3

The net cash received for hedges that settled during the period was $4.7 million and $5.0 million during the three and six months ended June 30, 2010, respectively.  The net cash paid for the three and six months ended June 30, 2009 was $8.1 million and $29.5 million, respectively.

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

Outstanding future fuel hedge positions are as follows:

	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Third Quarter 2010	50%	40.6	$74	$10
Fourth Quarter 2010	50%	37.4	$83	$11
Remainder of 2010	50%	78.0	$78	$11
First Quarter 2011	50%	37.7	$87	$11
Second Quarter 2011	50%	39.6	$86	$11
Third Quarter 2011	43%	35.9	$86	$11
Fourth Quarter 2011	36%	27.6	$87	$10
Full Year 2011	45%	140.8	$86	$11
First Quarter 2012	30%	23.3	$87	$12
Second Quarter 2012	21%	17.6	$89	$13
Third Quarter 2012	19%	16.1	$92	$12
Fourth Quarter 2012	17%	13.2	$89	$12
Full Year 2012	22%	70.2	$89	$12
First Quarter 2013	11%	8.8	$87	$12
Second Quarter 2013	5%	4.6	$83	$15
Full Year 2013	4%	13.4	$86	$13

The Company pays a premium to enter into crude oil call option contracts.  In order to receive economic benefit from the contract, the market price of crude oil must exceed the total of the contract strike price and the premium cost per barrel at the time of contract settlement.

The Company also has financial swap agreements in place to fix the refining margin component for approximately 50% and 10% of third and fourth quarter 2010 jet fuel purchases, respectively, at an average price per gallon of 30 cents per gallon and 31 cents per gallon, respectively.

As of June 30, 2010 and December 31, 2009, the net fair values of the Company’s fuel hedge positions were as follows (in millions):

	June 30, 2010	December 31, 2009
Crude oil call options or “caps”	$60.2	$96.2
Refining margin swap contracts	1.0	0.9
Total	$61.2	$97.1

The balance sheet amounts include capitalized premiums paid to enter into the contracts of $79.6 million and $73.8 million at June 30, 2010 and December 31, 2009, respectively.

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

At June 30, 2010, the Company had a liability of $13.2 million associated with these contracts, $6.4 million of which is expected to be reclassified into earnings within the next twelve months.  The fair value of these contracts is determined based on the difference between the fixed interest rate in the agreements and the observable LIBOR-based interest forward rates at period end, multiplied by the total notional value.  As such, the Company places these contracts in Level 2 of the fair value hierarchy.

NOTE 4.            LONG-TERM DEBT
Long-term debt obligations were as follows (in millions):

	June 30, 2010	December 31, 2009
Fixed-rate notes payable due through 2022	$1,112.7	$1,160.9
Variable-rate notes payable due through 2019	276.4	346.9
Long-term debt	1,389.1	1,507.8
Less current portion	(128.9)	(131.2)
	$1,260.2	$1,376.6

During the first six months of 2010, the Company had no new debt borrowings and made scheduled debt payments of $64.7 million. The Company also prepaid the full debt balance on two outstanding aircraft debt agreements totaling $54.0 million.  Subsequent to June 30, 2010, the Company paid off the outstanding balance on a third aircraft debt agreement of $27.1 million.

Bank Lines of Credit
The Company terminated its previous $185 million credit facility effective March 30, 2010.  That facility was replaced with two new $100 million credit facilities.  Both facilities have variable interest rates based on LIBOR plus a specified margin.  Borrowings on one of the $100 million facilities, which expires in March 2013, are secured by aircraft.  Borrowings on the other $100 million facility, which expires in March 2014, are secured by certain accounts receivable, spare engines, spare parts and ground service equipment.  The Company has no immediate plans to borrow using either of these facilities.  These facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million.  The Company is in compliance with this covenant at June 30, 2010.

Pre-delivery Payment Facility
Effective March 31, 2010, the Company terminated its variable-rate pre-delivery payment facility that had been used to provide a portion of the pre-delivery funding requirements for the purchase of new Boeing 737-800 aircraft.  There were no borrowings on this facility as of December 31, 2009 or June 30, 2010.

NOTE 5.            EMPLOYEE BENEFIT PLANS
Pension Plans - Qualified Defined Benefit
Net pension expense for the three and six months ended June 30, 2010 and 2009 included the following components (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Service cost	$8.1	$11.1	$16.2	$22.2
Interest cost	16.9	16.7	33.8	33.4
Expected return on assets	(17.7)	(12.8)	(35.4)	(25.6)
Amortization of prior service cost	(0.2)	1.1	(0.4)	2.2
Actuarial loss	5.5	7.2	11.0	14.4
Net pension expense	$12.6	$23.3	$25.2	$46.6

The Company contributed $15.2 million and $30.4 million to its qualified defined-benefit plans during the three and six months ended June 30, 2010, respectively, and expects to contribute an additional $15.2 million to these plans during the remainder of 2010.  The Company made $21.3 million and $31.9 million in contributions to its qualified defined-benefit pension plans during the three and six months ended June 30, 2009, respectively.

Pension Plans - Nonqualified Defined Benefit
Net pension expense for the unfunded, noncontributory defined-benefit plans was $0.8 million and $0.7 million for the three months ended June 30, 2010 and 2009 and $1.6 million and $1.5 million for the six months ended June 30, 2010 and 2009.

Post-retirement Medical Benefits
Net periodic benefit cost for the post-retirement medical plans for the three months ended June 30, 2010 and 2009 was $3.1 million and $5.6 million, respectively.  The net periodic benefit cost for the six months ended June 30, 2010 and 2009 was $6.2 million and $8.9 million, respectively.

NOTE 6.            OTHER ASSETS
Other assets consisted of the following (in millions):
	June 30, 2010	December 31, 2009
Restricted deposits (primarily restricted investments)	$64.8	$65.0
Deferred costs and other*	18.7	15.3
	$83.5	$80.3
*Deferred costs and other includes deferred financing costs, long-term prepaid rent, lease deposits and other items.

NOTE 7.            MILEAGE PLAN
Alaska’s Mileage Plan deferrals and liabilities are included under the following balance sheet captions (in millions):

	June 30, 2010	December 31, 2009
Current Liabilities:
Other accrued liabilities	$286.0	$267.9
Other Liabilities and Credits (non-current):
Deferred revenue	384.0	410.6
Other liabilities	12.2	13.2
	$682.2	$691.7

Alaska’s Mileage Plan revenue is included under the following condensed statement of operations captions for the three and six months ended June 30 (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Passenger revenues	$47.9	$45.3	$86.5	$81.6
Passenger revenue – purchased capacity	1.2	1.0	2.2	1.9
Other - net revenues	48.6	45.8	90.6	70.3
	$97.7	$92.1	$179.3	$153.8

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

Stock Options
During the six months ended June 30, 2010, Air Group granted 105,560 options to the Company’s employees with a weighted-average fair value of $18.05 per share.  During the same period in the prior year, Air Group granted 347,588 options with a weighted-average fair value of $14.00 per share.

The Company recorded stock-based compensation expense related to stock options of $0.6 million for both three-month periods ended June 30, 2010 and 2009.  The Company recorded expense of $2.3 million and $2.6 million for the six months ended June 30, 2010 and 2009, respectively.  As of June 30, 2010, $2.2 million of compensation cost associated with unvested stock option awards attributable to future service had not yet been recognized.  This amount will be recognized as expense over a weighted-average period of 1.7 years.

As of June 30, 2010, options to purchase 1,396,308 shares of common stock were outstanding with a weighted-average exercise price of $29.92.  Of that total, 824,694 were exercisable at a weighted-average exercise price of $30.25.

Restricted Stock Awards
During the six months ended June 30, 2010, Air Group awarded 111,661 restricted stock units (RSUs) to certain employees of the Company, with a weighted-average grant date fair value of $33.92.  This amount reflects the value of the total RSU awards at the grant date based on the closing price of Air Group’s common stock.

The Company recorded stock-based compensation expense related to RSUs of $1.0 million and $0.9 million for the three-month period ended June 30, 2010 and 2009, respectively, and $3.2 million and $3.4 million for the six-month periods ended June 30, 2010 and 2009, respectively.

As of June 30, 2010, $5.2 million of compensation cost associated with unvested restricted stock awards attributable to future service had not yet been recognized.  This amount will be recognized as expense over a weighted-average period of 1.8 years.

Performance Stock Awards
From time to time, the Company issues performance stock unit awards (PSUs) to certain executives.  PSUs are similar to RSUs, but vesting is based on performance or market conditions.

Currently outstanding PSUs were issued in 2008 and in 2010.  There are several tranches of PSUs that vest based on differing performance conditions including achieving a specified pretax margin and a market condition tied to the Company’s total shareholder return relative to an airline peer group.  The total grant-date fair value of PSUs issued in 2010 was $2.2 million.

The Company recorded $0.9 million and $1.3 million of compensation expense related to PSUs in the second quarter and first six months of 2010, respectively.   No expense was recorded in 2009.

Employee Stock Purchase Plan
Compensation expense recognized under the Employee Stock Purchase Plan was $0.4 million for the three months ended June 30, 2009, and $0.1 million and $0.6 million for the six months ended June 30, 2010 and 2009, respectively.  There was no compensation expense recognized under the Plan for the three months ended June 30, 2010 as the Plan was discontinued in February 2010.  A new Employee Stock Purchase Plan was approved by Air Group’s shareholders at Air Group’s 2010 annual meeting and will begin later in 2010.

Summary of Stock-Based Compensation
The table below summarizes the components of total stock-based compensation for the three and six months ended June 30 (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Stock options	$0.6	$0.6	$2.3	$2.6
Restricted stock units	1.0	0.9	3.2	3.4
Performance share units	0.9	---	1.3	---
Employee stock purchase plan	--	0.4	0.1	0.6
	$2.5	$1.9	$6.9	$6.6

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

The Company paid $67.4 million and $63.5 million to Horizon under the CPA agreement for the quarters ended June 30, 2010 and 2009, respectively, and $133.8 million and $121.3 million during the six months ended June 30, 2010 and 2009, respectively.

Intercompany Services
The Company performs all ticket processing for Horizon. Horizon’s ticket sales are recorded by Alaska as air traffic liability and revenue is allocated to and recorded by Horizon when transportation is provided.

Mileage Plan participants may earn and redeem miles on Horizon flights.  The Company allocates Mileage Plan revenue to Horizon for miles redeemed on Horizon flights and expenses to Horizon for miles earned on Horizon flights.  For both three-month periods ended June 30, 2010 and 2009, $1.9 million of passenger revenue was allocated to Horizon for miles redeemed on Horizon flights.  For the six months ended June 30, 2010 and 2009, $3.4 million and $3.5 million of passenger revenue, respectively, was allocated to Horizon for miles redeemed on Horizon flights.  Expenses allocated to Horizon for miles earned on Horizon flights were not material in any period.

The Company provides certain services to Horizon for which the Company receives payment from Horizon based on the cost of the services, including personnel expenses related to development and maintenance of certain information and communication systems, processing Horizon’s revenue transactions, accounting and payroll services, and other administrative services. Additionally, the Company pays certain leasing and other facilities costs on Horizon’s behalf that are reimbursed monthly by Horizon. Total amounts received by the Company from Horizon were $2.6 million and $3.0 million for the quarters ended June 30, 2010 and 2009, respectively, and $5.2 million and $5.7 million for the six months ended June 30, 2010 and 2009, respectively.

In the normal course of business, Alaska and Horizon each provide certain ground handling services to the other company. Charges for ground services provided by the Company to Horizon totaled $2.4 million and $2.5 million during the three months ended June 30, 2010 and 2009, respectively, and $4.8 million for both six-month periods ended June 30, 2010 and 2009. Charges for ground services provided by Horizon to the Company totaled $1.6 million and $1.5 million for the three months ended June 30, 2010 and 2009, respectively, and $3.3 million and $3.2 million for the six months ended June 30, 2010 and 2009, respectively.

The Company also advances Horizon funds at varying interest rates. All amounts are payable on demand. Interest income recognized related to the Horizon receivable totaled $1.7 million and $1.4 million for the three months ended June 30, 2010 and 2009, respectively and $2.8 million and $3.1 million for the six months ended June 30, 2010 and 2009, respectively. Offsetting this amount is interest paid to Horizon on ticket sales processed by Alaska. Interest expense related to these ticket sales was $1.0 million and $0.6 million for the three months ended June 30, 2010 and 2009, respectively, and $1.5 million and $1.2 million for the six months ended June 30, 2010 and 2009, respectively.

At June 30, 2010, receivables from related companies include $124.6 million from Horizon, $6.5 million from Alaska Air Group Leasing (AAGL) and $180.1 million from Air Group.  At June 30, 2010, payables to related companies include $3.3 million to Horizon, $0.9 million to AAGL and $94.2 million to Air Group.

NOTE 10.         NEW PILOT CONTRACT TRANSITION COSTS
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

NOTE 11.         CONTINGENCIES
Other items
The Company is a party to routine litigation matters incidental to its business.  Management believes the ultimate disposition of the matters discussed above is not likely to materially affect the Company’s financial position or results of operations. This forward-looking statement is based on management’s current understanding of the relevant law and facts, and it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of arbitrators, judges and juries.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our operations and our present business environment.  MD&A is provided as a supplement to – and should be read in conjunction with – our condensed financial statements and the accompanying notes.  All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements.  Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in the Company’s filings with the Securities and Exchange Commission, including those listed in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.  This overview summarizes MD&A, which includes the following sections:

•	Second Quarter in Review – highlights from the second quarter of 2010 outlining the major events that happened during the period and how they affected our financial performance.

•
Results of Operations – an in-depth analysis of the results of operations or the six months ended June 30, 2010.  We believe this analysis will help the reader better understand our condensed statements of operations.  This section also includes forward-looking statements regarding our view of the remainder of 2010.

•
Liquidity and Capital Resources – as we are filing this Form 10-Q with reduced disclosures in accordance with General Instruction H(1)(a) and (b) of Form 10-Q, we do not discuss liquidity and capital resources.  Liquidity and capital resources are managed at an Air Group level.  As such, we would refer the reader to Alaska Air Group, Inc.’s Form 10-Q filed on August 5, 2010 for an analysis of cash flows, liquidity, and capital resources.

Our filings with the Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at www.alaskaair.com.  The information contained on our website is not a part of this quarterly report on Form 10-Q.   We currently expect this quarterly filing on Form 10-Q will be our final filing with the Securities and Exchange Commission.  We have given notice to public bondholders that we intend to pay the bonds in full in the third quarter.  As the bonds will no longer be outstanding as of September 30, 2010, we will no longer file reports with the Securities and Exchange Commission.  Our parent, Alaska Air Group, Inc. will continue to file reports with the Commission and those filings will continue to be accessible free of charge at www.alaskaair.com.

SECOND QUARTER IN REVIEW
Our net income was $60.3 million during the second quarter of 2010 compared to $25.8 million in the second quarter of 2009.  The increase was primarily due to the $123.2 million increase in operating revenues and a $35.8 million charge in the second quarter of 2009 related to the new pilot contract, partially offset by an increase in aircraft fuel cost on relatively flat non-fuel operating costs.

•
Mainline operating unit revenues increased nearly 11% over the second quarter of 2009, stemming from significant increases in passenger unit revenues that were driven by higher load factors and yield.  Baggage fees contributed over $22 million to the revenue improvement, reflecting the benefit of our first bag fee that was introduced during the third quarter of 2009.

•
Economic fuel averaged $2.30 per gallon in the second quarter of 2010, compared to $1.84 in 2009.  This resulted in a $42.5 million increase in our economic fuel expense compared to the second quarter of 2009.

•
In the second quarter of 2009, Alaska entered into a new four-year agreement with their pilots. Among other contract items, the pilots received a one-time bonus of approximately $20.3 million, including taxes, and transitioned to a new sick-leave payment program resulting in a transition charge of $15.5 million.

Other significant developments during the second quarter of 2010 and through the filing of this Form 10-Q are described below.

Recent Awards
For the third year in a row, Alaska Airlines ranked “Highest in Customer Satisfaction among Traditional Network Carriers” in 2010 by J.D. Power & Associates.

In July 2010, Aviation Week Magazine named Alaska Airlines the “Top-Performing Airline” in the world among mainline/legacy carriers.

Operational Performance
Our operational results continue to be among the best in the industry.  Alaska has held the No. 1 spot in the U.S. Department of Transportation on-time performance among the 10 largest U.S. airlines for 13 of the 14 months ended May 2010.

New Markets
We recently announced new non-stop service between San Jose, Calif. and Los Cabos, Mexico three times weekly beginning November 20, 2010 and daily non-stop service between Bellingham, Wash. and Honolulu beginning January 7, 2011.  In the second quarter, we also announced daily non-stop service between Seattle and St. Louis beginning on September 27, 2010 and service from San Jose and Oakland to Kauai beginning March 2011.  This is in addition to new service announced previously to the Hawaiian Islands from Portland, San Diego, San Jose and Sacramento, beginning this fall.

Changes to Certain Fees
We previously announced changes to certain fees effective June 16, 2010.  We now charge $20 for each of the first three checked bags, which is an increase from the previous $15 charge for the first bag, but a decrease in the charge for the second and third bags.  We also reduced and simplified fees for unaccompanied minors and eliminated free same-day standby travel and courtesy holds on tickets purchased through reservations or our websites.  We expect these changes to provide incremental revenue of approximately $30 million to Air Group annually.

Outlook
We have a positive outlook for the last half of 2010.  Advance bookings across the Air Group network are up, on average, for August through October as compared to 2009.  We are experiencing a very good summer season thus far as we focus on operating safe, compliant and on-time airlines.

RESULTS OF OPERATIONS
COMPARISON OF SIX MONTHS ENDED JUNE 30, 2010 TO SIX MONTHS ENDED
JUNE 30, 2009
Our pretax income for the six months ended June 30, 2010 was $113.7 million, compared to $23.8 million for the first six months of 2009.  Items that impact the comparability between the periods are as follows:

•
Both periods include adjustments to reflect timing of gain and loss recognition resulting from mark-to-market fuel hedge accounting.  For the first six months of 2010, we recognized net mark-to-market losses of $40.9 million, compared to net gains of $41.3 million in the same period of 2009.

•	The first six months of 2009 include new pilot contract transition costs of $35.8 million discussed previously.

We believe disclosure of the impact of these individual charges is useful information to investors and other readers because:
•	It is consistent with how we present information in our quarterly earnings press releases;
•	We believe it is the basis by which we are evaluated by industry analysts;
•	Our results excluding these items are most often used in internal management and board reporting and decision-making;
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

Excluding the mark-to-market adjustments in each period as noted in the table below and the pilot contract transition costs in 2009, Alaska would have reported pretax income of $154.6 million in the first six months of 2010, compared to pretax income of $18.3 million in the same period of 2009.

	Six Months Ended June 30
(in millions)	2010	2009
Income before income taxes, excluding items below	$154.6	$18.3
New pilot contract transition costs	-	(35.8)
Mark-to-market fuel hedge adjustments	(40.9)	41.3
Income before income taxes as reported	$113.7	$23.8

Alaska Airlines Financial and Statistical Data (unaudited)

	Three Months Ended June 30						Six Months Ended June 30

Financial Data (in millions):	2010		2009		% Change		2010		2009		% Change
Operating Revenues:
Passenger	$702.3		$602.5		16.6		$1,289.3		$1,142.3		12.9
Freight and mail	26.9		24.2		11.2		48.9		42.5		15.1
Other - net	60.2		54.9		9.7		112.3		88.1		27.5
Total mainline operating revenues	789.4		681.6		15.8		1,450.5		1,272.9		14.0
Passenger - purchased capacity	83.1		67.7		22.7		159.6		129.5		23.2
Total Operating Revenues	872.5		749.3		16.4		1,610.1		1,402.4		14.8

Operating Expenses:
Wages and benefits	190.9		198.4		(3.8)		382.1		395.8		(3.5)
Variable incentive pay	17.9		16.1		11.2		32.7		23.2		40.9
Aircraft fuel, including hedging gains and losses	214.5		107.4		99.7		386.2		239.3		61.4
Aircraft maintenance	40.0		46.6		(14.2)		82.1		92.9		(11.6)
Aircraft rent	24.3		28.1		(13.5)		50.2		54.6		(8.1)
Landing fees and other rentals	43.1		40.6		6.2		84.8		81.4		4.2
Contracted services	31.5		28.4		10.9		62.1		58.9		5.4
Selling expenses	30.7		28.3		8.5		57.4		47.4		21.1
Depreciation and amortization	47.6		44.2		7.7		93.3		87.5		6.6
Food and beverage service	13.7		11.9		15.1		25.5		22.9		11.4
Other	36.7		38.5		(4.7)		71.5		81.3		(12.1)
New pilot contract transition costs	-		35.8		NM		-		35.8		NM
Total mainline operating expenses	690.9		624.3		10.7		1,327.9		1,221.0		8.8
Purchased capacity costs	74.3		68.9		7.8		146.8		131.6		11.6
Total Operating Expenses	765.2		693.2		10.4		1,474.7		1,352.6		9.0

Operating Income	107.3		56.1				135.4		49.8

Interest income	9.5		9.5				18.1		19.6
Interest expense	(23.5)		(22.1)				(45.6)		(45.1)
Interest capitalized	1.6		1.8				3.3		4.3
Other - net	1.6		(3.2)				2.5		(4.8)
	(10.8)		(14.0)				(21.7)		(26.0)

Income Before Income Tax	$96.5		$42.1				$113.7		$23.8

Mainline Operating Statistics:
Revenue passengers (000)	4,170		3,983		4.7		7,811		7,556		3.4
RPMs (000,000) "traffic"	5,072		4,613		10.0		9,544		8,792		8.6
ASMs (000,000) "capacity"	6,112		5,852		4.4		11,653		11,372		2.5
Passenger load factor	83.0%		78.8%		4.2	pts	81.9%		77.3%		4.6	pts
Yield per passenger mile	13.85	¢	13.06	¢	6.0		13.51	¢	12.99	¢	4.0
Operating revenue per ASM (RASM)	12.92	¢	11.65	¢	10.9		12.45	¢	11.19	¢	11.3
Passenger revenue per ASM (PRASM)	11.49	¢	10.30	¢	11.6		11.06	¢	10.04	¢	10.2
Operating expenses per ASM (CASM)	11.30	¢	10.67	¢	5.9		11.40	¢	10.74	¢	6.1
CASM, excluding fuel and pilot contract transition costs	7.79	¢	8.22	¢	(5.2)		8.08	¢	8.32	¢	(2.9)
Aircraft fuel cost per gallon	$2.70		$1.41		91.5		$2.55		$1.60		59.4
Economic fuel cost per gallon	$2.30		$1.84		25.0		$2.28		$1.88		21.3
Fuel gallons (000,000)	79.6		76.5		4.1		151.9		149.8		1.4
Average number of full-time equivalent employees	8,621		8,937		(3.5)		8,579		8,979		(4.5)
Aircraft utilization (blk hrs/day)	10.0		9.9		1.0		9.7		9.9		(2.0)
Average aircraft stage length (miles)	1,076		1,020		5.5		1,072		1,018		5.3
Operating fleet at period-end	116		116		0	a/c	116		116		0	a/c

Purchased Capacity Operating Statistics:
RPMs (000,000)	284		264		7.6		555		479		15.9
ASMs (000,000)	376		359		4.7		745		675		10.4
Passenger load factor	75.5%		73.5%		2.0	pts	74.5%		71.0%		3.5	pts
Yield per passenger mile	29.26	¢	25.64	¢	14.1		28.76	¢	27.04	¢	6.4
RASM	22.10	¢	18.86	¢	17.2		21.42	¢	19.19	¢	11.6
CASM	19.76	¢	19.19	¢	3.0		19.70	¢	19.50	¢	1.0

NM = Not Meaningful

REVENUES
Total operating revenues increased $207.7 million, or 14.8%, during the first six months of 2010 compared to the same period in 2009.  The changes are summarized in the following table:

	Six Months Ended June 30
(in millions)	2010	2009	% Change
Passenger revenue - mainline	$1,289.3	$1,142.3	12.9
Freight and mail	48.9	42.5	15.1
Other - net	112.3	88.1	27.5
Total mainline revenues	$1,450.5	$1,272.9	14.0
Passenger revenue - purchased capacity	159.6	129.5	23.2
Total operating revenues	$1,610.1	$1,402.4	14.8

Operating Revenues – Mainline
Mainline passenger revenue for the first six months of 2010 improved by 12.9% on a 2.5% increase in capacity and a 10.2% increase in PRASM compared to the first half of 2009. The increase in PRASM was driven by a 4% rise in ticket yield compared to the prior-year period and a 4.6-point increase in load factor. Chronologically through the second quarter, PRASM increased 11.4% in April, 13.3% in May, and 10.7% in June, compared with 2009.

Our load factor in July 2010 was 87.4%, compared to 84.3% in July 2009. Our advance bookings currently suggest that load factors will be up approximately 1 ½ points in August and September, and nearly three points in October compared to the same periods in the prior year.

Ancillary revenue included in passenger revenue increased from $49.0 million in the first six months of 2009 to $81.6 million in the current year.  The increase is primarily due to the implementation of our first checked bag fee in the third quarter of 2009 and growth in the number of passengers.  We do not expect significant year-over-year increases in ancillary revenues in the last six months of 2010 as we have now annualized our first bag charge.

Freight and mail revenue increased $6.4 million, or 15.1%, primarily as a result of higher volumes and yields and higher fuel and security surcharges.

Other – net revenues increased $24.2 million, or 27.5%.  Mileage Plan revenues increased by $20.3 million primarily because of an increase in number of miles sold to our affinity card partner and a contractual rate increase for those sold miles.

Passenger Revenue – Purchased Capacity
Passenger revenue - purchased capacity flying increased $30.1 million over the same period last year because of a 10.4% rise in capacity combined with an 11.6% increase in unit revenue compared to the prior year.

EXPENSES
For the six months ended June 30, 2010, total operating expenses increased $122.1 million, or 9.0%, compared to the same period in 2009 mostly as a result of a higher aircraft fuel expense.  We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Six Months Ended June 30
(in millions)	2010	2009	% Change
Mainline fuel expense	$386.2	$239.3	61.4
Mainline non-fuel expenses	941.7	981.7	(4.1)
Mainline operating expenses	1,327.9	1,221.0	8.8
Purchased capacity costs	146.8	131.6	11.6
Total Operating Expenses	$1,474.7	$1,352.6	9.0

Mainline Operating Expenses
Total mainline operating expenses increased $106.9 million, or 8.8%, during the first six months of 2010 compared to the same period last year. The increase was mostly due to the $146.9 million increase in aircraft fuel expense, offset by charges for the new pilot contract recorded in the prior-year period.  Significant operating expense variances from the first six months of 2009 are more fully described below.

Wages and Benefits
Wages and benefits were down $13.7 million, or 3.5%, compared to the first six months of 2009.  The primary components of wages and benefits are shown in the following table:

	Six Months Ended June 30
(in millions)	2010	2009	% Change
Wages	$268.3	$268.5	(0.1)
Pension and defined-contribution retirement benefits	42.1	58.4	(27.9)
Medical benefits	44.5	40.3	10.4
Other benefits and payroll taxes	27.2	28.6	(4.9)
Total wages and benefits	$382.1	$395.8	(3.5)

Wages were flat on a 4.5% reduction in FTEs compared to the first six months of 2009.  Wages have not declined in step with the FTE reduction because of higher wage rates for the pilot group in connection with their new contract effective April 1, 2009 and higher average wages for other employees after recent furloughs, which are generally seniority-based.

The 27.9% decrease in pension and other retirement-related benefits is primarily due to a significant decline in our defined-benefit pension cost driven by the improved funded status at the end of 2009 as compared to the previous year and the closing of the defined-benefit pension plan to new pilot entrants with their new contract in 2009.

Medical benefits increased 10.4% from the prior-year period primarily as a result of an increase in the post-retirement medical cost for the pilot group in connection with their new contract and generally higher healthcare costs.

We expect wages and benefits to be relatively flat in the last half of 2010 compared to the last half of 2009 for reasons mentioned above.

Variable Incentive Pay
Variable incentive pay expense increased from $23.2 million in the first six months of 2009 to $32.7 million in the same period of 2010. The increase is primarily due to the addition of mechanics and ramp service agents to the Air Group Performance-Based Pay Plan in the last half of 2009, not reflected in the expense for the first six months of 2009.  The increase also reflects our expectations for profitability and other metrics under the plan for the full year as of the end of the second quarter this year compared to where our expectations were at the end of the second quarter of 2009.

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

Aircraft fuel expense increased $146.9 million, or 61.4%, compared to the first six months of 2009. The elements of the change are illustrated in the following table:

	Six Months Ended June 30
(in millions, except per-gallon amounts)	2010	2009	% Change
Fuel gallons consumed	151.9	149.8	1.4
Raw price per gallon	$2.31	$1.68	37.5
Total raw fuel expense	$350.3	$251.1	39.5
Net impact on fuel expense from (gains) and losses arising from fuel-hedging activities	35.9	(11.8)	NM
Aircraft fuel expense	$386.2	$239.3	61.4
NM = Not Meaningful

Fuel gallons consumed increased 1.4%, primarily as a result of a 2.5% increase in capacity, partially offset by longer average aircraft stage lengths.

The raw fuel price per gallon increased 37.5% as a result of higher West Coast jet fuel driven by higher crude oil costs and refining margins.

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

Our economic fuel expense is calculated as follows:
	Six Months Ended June 30
(in millions, except per-gallon amounts)	2010	2009	% Change
Raw fuel expense	$350.3	$251.1	39.5
Plus or minus: net of cash received from settled hedges and premium expense recognized	(5.0)	29.5	NM
Economic fuel expense	$345.3	$280.6	23.1
Fuel gallons consumed	151.9	149.8	1.4
Economic fuel cost per gallon	$2.28	$1.88	21.3
NM = Not meaningful

The total net benefit recognized for hedges that settled during the period was $5.0 million in the first six months, compared to a net expense of $29.5 million in the same period of 2009.  These amounts represent the net of the premium expense recognized for those hedges and any cash received or paid upon settlement. The increase is primarily due to the increase in crude oil prices over the past year.

We currently expect economic fuel expense to be higher for the remainder of 2010 than in 2009 because of higher jet fuel prices.

Aircraft Maintenance
Aircraft maintenance decreased by $10.8 million, or 11.6%, compared to the prior-year period because of a lower number of airframe events and lower component costs, partially offset by higher costs associated with the return of leased aircraft. The number of events is mostly due to timing and we expect that the full-year maintenance expense will be slightly higher than in 2009.

Aircraft Rent
Aircraft rent declined $4.4 million, or 8.1%, compared with the first six months of 2009.  The decrease was the result of the return of four leased aircraft since June 2009.

Landing Fees and Other Rents
Landing fees and other rents increased $3.4 million, or 4.2%, compared to the first two quarters of 2009.  The increase is attributable to more passengers and higher rates in many airports across our network, partially offset by fewer departures.  Airport rent and landing fee rates have generally increased across the system as airport costs are allocated to fewer departures because of industry-wide capacity reduction over the past two years.  We have experienced rate decreases in Seattle, our largest airport, and we are working with other airports on ways to reduce costs.

Selling Expenses
Selling expenses increased by $10.0 million, or 21.1%, compared to the first six months of 2009 as a result of higher credit card and travel agency commissions and ticket distribution costs resulting from the increase in passenger traffic and average fares.  We expect selling expenses to be higher in 2010 than in 2009 for these same reasons.

Depreciation and Amortization
Depreciation and amortization increased $5.8 million, or 6.6%, compared to the first six months of 2009.  This is primarily due to the additional B737-800 aircraft delivered in the first six months of 2010 and a full period of depreciation for aircraft delivered in the first half of 2009.

Other Operating Expenses
Other operating expenses declined $9.8 million, or 12.1%, compared to the prior year.  The decline is primarily driven by a reduction in professional services, lower de-icing costs stemming from a milder winter on the West Coast, lower personnel non-wage costs such as hotels, a decline in passenger inconvenience costs, and lower legal costs.

New Pilot Contract Transition Costs
During the prior-year period, in connection with a new four-year contract, Alaska’s pilots received a one-time aggregate bonus of $20.3 million.  The transition expense associated with establishing the new sick-leave payout program previously described was $15.5 million

Mainline Unit Costs per Available Seat Mile
Our mainline operating costs per ASM are summarized below:

	Six Months Ended June 30
	2010		2009		% Change
Total mainline operating expenses per ASM (CASM)	11.40	¢	10.74	¢	6.1
Less the following components:
Aircraft fuel cost per ASM	3.32	¢	2.11	¢	57.3
New pilot contract transition costs per ASM	-		0.31	¢	NM
CASM, excluding fuel and noted items	8.08	¢	8.32	¢	(2.9)
NM = Not Meaningful

We have listed separately in the above table our fuel costs per ASM and our unit costs, excluding fuel and other noted items.  These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and certain special items to measure our cost-reduction progress.  We believe that such analysis may be important to investors and other readers of these financial statements for the following reasons:

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

•
CASM excluding fuel and certain special items is one of the most important measures used by management of both Alaska and Horizon and by the board of directors in assessing quarterly and annual cost performance.  For Alaska Airlines, these decision-makers evaluate operating results of the “mainline” operation, which includes the operation of the B737 fleet branded in Alaska Airlines livery.  The revenue and expenses associated with purchased capacity are evaluated separately.

•	CASM excluding fuel (and other items as specified in our plan documents) is an important metric for the employee incentive plan that covers the majority of our employees.

•
CASM excluding fuel and certain special items is a measure commonly used by industry analysts, and we believe it is the basis by which they compare our airlines to others in the industry.  The measure is also the subject of frequent questions from investors.

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

We currently forecast our mainline CASM, excluding fuel and other special items, to be down approximately 3% - 4% for both the third quarter and full year of 2010 compared to 2009.

Purchased Capacity Costs
Purchased capacity costs increased $15.2 million, from $131.6 million for the first six months of 2009 to $146.8 million for the six months ended June 30, 2010.  Of the total, $133.8 million was paid to Horizon under the CPA for 709 million ASMs.

NONOPERATING INCOME (EXPENSE)
Net nonoperating expense was $21.7 million in the first six months of 2010 compared to $26.0 million for the same period of 2009.  Interest income declined $1.5 million primarily due to lower interest rates on the related party receivable from Horizon.  Interest expense increased $0.5 million primarily resulting from the write-off of deferred financing costs and prepayment penalties on our prepayment of two aircraft debt instruments, partially offset by lower interest rates on our variable-rate debt and a lower average debt balance.  Capitalized interest declined by $1.0 million due to fewer deposits for future aircraft paid to Boeing.  Other – net nonoperating income (expense) improved by $7.3 million compared to the prior-year period primarily due to larger realized gains on the sale of marketable securities.

INCOME TAX EXPENSE
We provide for income taxes based on our estimate of the effective tax rate for the full year.  Our effective income tax rate on pretax income for the first six months of 2010 was 38.3%, compared to 42.4% for the first six months of 2009.  In arriving at this rate, we considered a variety of factors, including our forecasted full-year pretax results, the U.S. federal rate of 35%, expected nondeductible expenses and estimated state income taxes.

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

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010 an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting
We made no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
ITEM 1.      LEGAL PROCEEDINGS
We are a party to routine litigation matters incidental to our business.  We believe the ultimate disposition of these matters is not likely to materially affect our financial position or results of operations.  This forward-looking statement is based on management’s current understanding of the relevant law and facts; and it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

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
See Exhibit Index on page 32.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIRLINES, INC.
Registrant

Date:  August 5, 2010

By: /s/ Brandon S. Pedersen
Brandon S. Pedersen
Vice President/Finance and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

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