Form 10-Q/A
period 2010-08-11
ALASKA AIRLINES INC
filed 2010-08-11
CIK 3202

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

Alaska Airlines, Inc.
EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Alaska Airlines, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 (Form 10-Q) is to re-file Exhibit 10.1 to the Form 10-Q.  Exhibit 10.1 is the Wells Fargo Credit Agreement.  This agreement was originally filed with our parent company, Alaska Air Group, Inc.'s Form 10-Q pursuant to a Confidential Treatment Application filed with the Securities and Exchange Commission.  The exhibit was incorporated by reference into our Form 10-Q.  The nature of the material that had been omitted has been revised at the request of the Securities and Exchange Commission.  As such, we have revised our exhibit index to note reference to Alaska Air Group, Inc.'s Form 10-Q/A.

No other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.  Abbreviated officer certifications are being filed herewith.

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit No.	Description

10.1
Credit Agreement, dated March 31, 2010, among Alaska Airlines, Inc., as borrower, Wells Fargo Capital Finance, LLC as agent, U.S. Bank National Association as documentation agent, and other lenders (Wells Fargo Credit Agreement) - (Filed as Exhibit 10.1 to Alaska Air Group, Inc.’s {Commission File No. 1-8957} Quarterly Report on Form 10-Q/A for the period ended March 31, 2010, filed on August 11, 2010 and incorporated herein by reference.)

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

31.1	Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2	Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

31.3 *	Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (abbreviated for Form 10-Q/A)

31.4 *	Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (abbreviated for Form 10-Q/A)

32.1	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (furnished, not filed.)

32.2	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (furnished, not filed.)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  ALASKA AIRLINES, INC.
Registrant

Date:  August 11, 2010

By: /s/ Brandon S. Pedersen
Brandon S. Pedersen
Vice President/Finance and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)